Form 10-Q
period 2009-09-30
Artio Global Investors Inc.
filed 2009-11-13
CIK 1419178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q
__________________

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 1-34457

Artio Global Investors Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware		13-6174048
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

330 Madison Ave. New York, NY		10017
(Address of principal executive offices)		(Zip Code)
(212) 297-3600
(Registrant’s telephone number, including area code)

Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes          ☒     No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         ☒   Yes                       ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes          ☒     No

As of October 30, 2009, there were 44,406,924 shares outstanding of the registrant’s Class A common stock, par value $0.001 per share, and Class C common stock, par value $0.01 per share.

Artio Global Investors Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Consolidated Statements of Financial Position

	As of
(in thousands)	September 30, 2009 (unaudited)	December 31, 2008 (audited)

ASSETS
Cash and cash equivalents	$165,189.5	$86,563.0
Marketable securities, at fair value	8,124.4	71,329.5
Fees receivable and accrued fees, net of allowance for doubtful accounts	51,492.2	54,799.1
Deferred taxes, net	42,114.6	92,702.3
Property and equipment, net	8,269.6	9,833.2
Other assets	5,212.5	4,248.5
Total assets	$280,402.8	$319,475.6

LIABILITIES AND EQUITY
Accrued compensation and benefits	$43,582.1	$268,924.7
Accounts payable and accrued expenses	10,916.5	9,372.4
Accrued income taxes payable	840.3	1,238.6
Due to GAM Holding Ltd.	220,805.8	1,311.4
Payable under tax receivable agreement	32,651.9	—
Other liabilities	4,971.4	5,383.4
Total liabilities	313,768.0	286,230.5

Commitments and contingencies (Notes 7 and 11)

Common stock	234.6	420.0
Additional paid-in capital	582,547.8	17,930.0
Retained earnings (deficit)	(605,984.2)	14,895.1
Total stockholders’ equity (deficit)	(23,201.8)	33,245.1
Non-controlling interests	(10,163.4)	—
Total equity (deficit)	(33,365.2)	33,245.1
Total liabilities and equity	$280,402.8	$319,475.6

See accompanying notes to unaudited consolidated financial statements.

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,
(in thousands, except per share information)	2009	2008
Revenues and other operating income:
Investment management fees	$83,476.8	$107,551.5
Net gains (losses) on securities held for deferred compensation	976.9	(1,017.5)
Foreign currency gains (losses)	34.2	(5.8)
Total revenues and other operating income	84,487.9	106,528.2

Expenses:
Employee compensation and benefits:
Salaries, incentive compensation and benefits	22,390.5	23,460.7
Allocation of Class B profits interests	12,190.7	19,992.7
Change in redemption value of Class B profits interests	230,571.8	16,920.0
Tax receivable agreement	97,908.6	—
Employee compensation and benefits	363,061.6	60,373.4
Shareholder servicing and marketing	4,502.1	6,107.5
General and administrative	15,227.9	12,992.8
Total expenses	382,791.6	79,473.7
Operating income (loss) before income tax expense	(298,303.7)	27,054.5
Non-operating income:
Interest income, net of interest expense	108.8	548.9
Net gains on marketable securities	12.9	28.2
Other income (loss)	—	(21.3)
Total non-operating income	121.7	555.8
Income (loss) before income tax expense	(298,182.0)	27,610.3
Income taxes	113,979.7	11,330.1
Net income (loss)	(412,161.7)	16,280.2
Net income attributable to non-controlling interests	261.4	—
Net income (loss) attributable to Artio Global Investors	$(412,423.1)	$16,280.2

Per share information:
Basic net income (loss) attributable to Artio Global Investors	$(9.81)	$0.39
Diluted net income (loss) attributable to Artio Global Investors	$(9.81)	$0.39

Weighted average shares used to calculate per share information:
Basic	42,052.3	42,000.0
Diluted	42,052.3	42,000.0

Dividends per basic share declared	$4.83	$—

See accompanying notes to unaudited consolidated financial statements.

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Nine Months Ended September 30,
(in thousands, except per share information)	2009	2008
Revenues and other operating income:
Investment management fees	$216,053.0	$351,058.8
Net gains (losses) on securities held for deferred compensation	1,689.1	(1,618.5)
Foreign currency gains (losses)	65.8	(27.5)
Total revenues and other operating income	217,807.9	349,412.8

Expenses:
Employee compensation and benefits:
Salaries, incentive compensation and benefits	57,307.5	76,315.0
Allocation of Class B profits interests	33,662.5	63,983.4
Change in redemption value of Class B profits interests	266,109.8	53,353.0
Tax receivable agreement	97,908.6	—
Employee compensation and benefits	454,988.4	193,651.4
Shareholder servicing and marketing	11,710.4	18,832.6
General and administrative	32,805.8	47,657.7
Total expenses	499,504.6	260,141.7
Operating income (loss) before income tax expense	(281,696.7)	89,271.1
Non-operating income:
Interest income, net of interest expense	310.7	2,325.6
Net gains (losses) on marketable securities	(522.1)	(351.4)
Other income (loss)	—	(21.3)
Total non-operating income (loss)	(211.4)	1,952.9
Income (loss) before income tax expense	(281,908.1)	91,224.0
Income taxes	121,854.0	43,321.8
Net income (loss)	(403,762.1)	47,902.2
Net income attributable to non-controlling interests	261.4	—
Net income (loss) attributable to Artio Global Investors	$(404,023.5)	$47,902.2

Per share information:
Basic net income (loss) attributable to Artio Global Investors	$(9.62)	$1.14
Diluted net income (loss) attributable to Artio Global Investors	$(9.62)	$1.14

Weighted average shares used to calculate per share information:
Basic	42,017.4	42,000.0
Diluted	42,017.4	42,000.0

Dividends per basic share declared	$5.16	$1.95

See accompanying notes to unaudited consolidated financial statements.

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity

(in thousands, except per share information)	Number of Class A Common Shares Outstanding	Class A Common Stock	Number of Class B Common Shares Outstanding	Class B Common Stock	Number of Class C Common Shares Outstanding	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Stock-holders’ Equity	Non- controlling Interests	Total Equity
Balance as of January 1, 2008	—	$—	—	$—	42,000.0	$420.0	$17,930.0	$70,743.8	$89,093.8	$—	$89,093.8
Net income	—	—	—	—	—	—	—	61,151.3	61,151.3	—	61,151.3
Dividends ($2.79 per share)	—	—	—	—	—	—	—	(117,000.0)	(117,000.0)	—	(117,000.0)
Balance as of December 31, 2008 (audited)	—	—	—	—	42,000.0	420.0	17,930.0	14,895.1	33,245.1	—	33,245.1
Net income	—	—	—	—	—	—	—	(404,023.5)	(404,023.5)	261.4	(403,762.1)
Reclassification of liability awards	—	—	—	—	—	—	565,908.6	—	565,908.6	—	565,908.6
Issuance of Class B common stock (see Note 3 )	—	—	18,000.0	18.0	—	—	—	—	18.0	—	18.0
Net benefit from step-up in tax basis (see Note 4)	—	—	—	—	—	—	5,762.1	—	5,762.1	—	5,762.1
Initial public offering	25,000.0	25.0	—	—	—	—	614,875.0	—	614,900.0	—	614,900.0
Holdings units converted into Class A common stock and retirement of Class B common stock (see Note 2)	2,400.0	2.4	(2,400.0)	(2.4)	—	—	—	—	—	—	—
Stock repurchases	(2,400.0)	(2.4)	—	—	(22,600.0)	(226.0)	(614,671.6)	—	(614.900.0)	—	(614,900.0)
Issuance and amortization of share-based payments	6.9	—	—	—	—	—	268.9	—	268.9	—	268.9
Distribution to GAM Holding Ltd., including dividends of $5.16 per share	—	—	—	—	—	—	(17,950.0)	(216,855.8)	(234,805.8)	—	(234,805.8)
Establishment of non-controlling interests	—	—	—	—	—	—	10,424.8	—	10,424.8	(10,424.8)	—
Balance as of September 30, 2009 (unaudited)	25,006.9	$25.0	15,600.0	$15.6	19,400.0	$194.0	$582,547.8	$(605,984.2)	$(23,201.8)	$(10,163.4)	$(33,365.2)

See accompanying notes to unaudited consolidated financial statements.

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2009	2008
Cash flows from operating activities:
Net income (loss)	$(403,762.1)	$47,902.2
Adjustments: to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,404.7	2,108.3
Deferred compensation	268,877.4	62,162.2
Deferred income taxes	89,001.7	(25,163.7)
Share-based compensation	268.9	—
Interest accrued on marketable securities and accretion and amortization of premium and discount	267.8	110.3
(Gains)/losses on marketable securities and securities held for deferred compensation	(1,167.0)	1,969.9
Changes in assets and liabilities:
Fees receivable and accrued fees, net of allowance for doubtful accounts	3,306.9	14,209.4
Other assets	(968.4)	263.4
Accrued compensation and benefits	71,688.6	(29,404.9)
Accounts payable and accrued expenses	1,478.4	(2,870.6)
Due to GAM Holding Ltd.	(1,307.2)	5,588.7
Accrued income taxes payable	(398.3)	(3,789.6)
Other liabilities	(411.9)	250.0
Net cash provided by operating activities	29,279.5	73,335.6

Cash flows from investing activities:
Purchase of marketable securities and securities held for deferred compensation	(2,528.8)	(88,415.8)
Proceeds from sales or maturities of marketable securities and securities held for deferred compensation	66,633.1	39,719.1
Purchase of fixed assets	(841.1)	(2,591.7)
Net cash provided by (used in) investing activities	63,263.2	(51,288.4)

Cash flows from financing activities:
Proceeds from initial public offering	614,900.0	—
Repurchase and retirement of Class C common stock	(555,869.6)	—
Repurchase of Class A common stock	(59,030.4)	—
Issuance of Class B common stock	18.0	—
Dividends paid	(14,000.0)	(82,000.0)
Net cash used by financing activities	(13,982.0)	(82,000.0)

Effect of exchange rates on cash	65.8	(27.5)
Net increase (decrease) in cash and cash equivalents	78,626.5	(59,980.3)
Cash and cash equivalents:
Beginning of period	86,563.0	133,447.1
End of period	$165,189.5	$73,466.8

Cash paid during period for:
Income taxes, net of refunds	$34,001.4	$73,906.7

Non-cash transaction – Prior to the initial public offering, a dividend and capital distribution payable to GAM Holding Ltd. totaling $220.8 million was declared, of which $180.7 million is payable within 45 days of September 30, 2009, and $40.1 million is payable by September 30, 2010.

See accompanying notes to unaudited consolidated financial statements.

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Background and Basis of Presentation

Artio Global Investors Inc. (“Investors” or the “Company”) and subsidiaries (collectively, “we,” “us” or “our”) comprises Investors and its three subsidiaries, Artio Global Holdings LLC (“Holdings”), an intermediate holding company, Artio Global Management LLC (“Artio Global”), a registered investment adviser under the Investment Advisers Act of 1940, and Artio Capital Management LLC (“ACM”). Holdings is approximately 74% owned by Investors, 13% owned by Richard Pell, our Chairman, Chief Executive Officer and Chief Investment Officer (“Pell”), and 13% owned by Rudolph-Riad Younes, our Head of International Equity (“Younes,” together with Pell, the “Principals”). The Principals’ interests are reflected in the Consolidated Financial Statements as non-controlling interests. Artio Global and ACM are wholly owned subsidiaries of Holdings.

Artio Global is our primary operating entity and a registered investment adviser that provides investment management services to institutional and mutual fund clients. It manages and advises the Artio Global Funds (the “Funds”), which are U.S. registered investment companies; commingled institutional investment vehicles; separate accounts; and sub-advisory accounts. Assets under management are invested primarily outside of the U.S.

The Consolidated Financial Statements are prepared in conformity with U.S. Generally Accepted Accounting Principles (“US GAAP”). These principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities (including contingent liabilities), revenues and expenses as of the date of the Consolidated Financial Statements.

Our interim consolidated financial statements are unaudited. Interim results reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results. Revenues and other operating income and Net income can vary significantly from quarter to quarter due to the nature of our business activities. The financial results of interim periods may not be indicative of the financial results for the entire year. As part of the preparation of the interim consolidated financial statements, we performed an evaluation of subsequent events occurring after the consolidated statement of financial position date of September 30, 2009, through November 12, 2009, the date the interim consolidated financial statements were issued.

These statements should be read in conjunction with our consolidated financial statements and related notes as of December 31, 2008 and for the three years then ended, in our registration statement on Form S-1 (File No. 333-149178), as filed with the U.S. Securities and Exchange Commission on February 12, 2008, as amended. (See Note 2. Initial Public Offering and Changes in the Principals’ Interests.)

Note 2. Initial Public Offering and Changes in the Principals’ Interests

Prior to September 29, 2009, Investors was a wholly owned subsidiary of GAM Holding Ltd. (formerly known as Julius Baer Holding Ltd.), a Swiss corporation (“GAM”). On September 29, 2009, we completed an initial public offering (“IPO”) of 25.0 million shares of Investors’ Class A common stock (“Class A common stock”) at a price of $26.00 per share, before the underwriting discount, for net proceeds of $614.9 million. The net proceeds were used to repurchase and retire, at the IPO price, net of the underwriting discount, an aggregate of 22.6 million shares of Investors’ Class C common stock (“Class C common stock”) from GAM, and to repurchase 1.2 million shares of Class A common stock from each of the Principals.

On October 5, 2009, the underwriters exercised their option to purchase additional shares of Class A common stock at the IPO price, net of the underwriting discount, resulting in the issuance of 2,644,156 shares of Class A common stock. The net proceeds were used to repurchase and retire, at the IPO price, net of the underwriting discount, 2,644,156 shares of Class C common stock from GAM.

Following the IPO and the exercise of the underwriters’ option, GAM owned approximately 27.9% of the outstanding shares of our capital stock through its ownership of the outstanding shares of Class C common stock.

Prior to the IPO, each of the Principals transferred a portion of his existing Class B profits interest in Artio Global to a Grantor Retained Annuity Trust (“GRAT”) for which such Principal serves as settlor and trustee. Each Principal is

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

deemed the beneficial holder of the securities held by his GRAT, and references to securities held by a Principal will, unless otherwise indicated, include references to securities held in his GRAT.

Each Principal had a 15% Class B profits interest in Artio Global, which was accounted for as compensation for financial accounting purposes. Immediately prior to the IPO, each Principal exchanged his Class B profits interest for a 15% non-voting Class A membership interest in Holdings (“New Class A Units”). Each Principal also purchased, at par value, nine million shares of voting, non-participating, Investors’ Class B common stock (“Class B common stock”). In addition, the Principals entered into a tax receivable agreement with the Company (see Note 4. Tax Receivable Agreement). Upon the exchange of their Class B profits interests for vested New Class A Units, the fair value of the Class B profits interests was adjusted to reflect the offering price of Class A common stock, and totaled $468.0 million. This resulted in an additional compensation charge related to the redemption value of the Class B profits interests of $215.8 million that was recorded concurrent with the IPO and represents the difference between the fair value of $468.0 million and the related liability immediately prior to the IPO of $252.2 million ($201.9 million as of December 31, 2008). In addition, we recorded a compensation charge of $97.9 million relating to the estimated present value of the tax receivable agreement (see Note 4. Tax Receivable Agreement). As the Principals’ new economic interests will be accounted for as equity, the adjusted liability of $565.9 million was reclassified into Additional paid-in capital on our Consolidated Statement of Financial Position. The related deferred tax asset of $110.3 million ($88.3 million as of December 31, 2008) was de-recognized and charged to expense. The Principals’ New Class A Units, representing an approximate 26% interest in Holdings, are accounted for by us as non-controlling interests.

Note 3. Stockholders’ Equity

Class A common stock entitles holders to one vote per share and economic rights (including rights to dividends and distributions upon liquidation). Class B common stock entitles holders to one vote per share but have no economic rights (including no rights to dividends and distributions upon liquidation). Class C common stock entitles holders to an aggregate vote equal to the greater of the number of votes they would be entitled to on a one-vote-per-share basis and 20% of the combined voting power of all classes of common stocks. Class C common stock also entitles holders to economic rights (including rights to dividends and distributions upon liquidation) equal to the economic rights of each share of Class A common stock. If GAM transfers any shares of its Class C common stock to anyone other than any of its subsidiaries, or to us, such shares will automatically convert to an equal number of shares of Class A common stock. In addition, on the second anniversary of the IPO, any outstanding shares of Class C common stock will automatically convert to Class A common stock on a one-to-one basis. Prior to the IPO, GAM also entered into a shareholder agreement under which it agreed that, to the extent it has voting power as holder of Class C common stock in excess of that which it would be entitled to on a one-vote-per-share basis, it will on all matters vote the shares representing such excess on the same basis and in the same proportion as the votes cast by the holders of Class A and Class B common stock.

	Class A Common Stock	Class B Common Stock	Class C Common Stock
As of September 30, 2009:
Authorized	500,000,000	50,000,000	210,000,000
Reserved under 2009 Stock Incentive Plan	9,693,076	—	—
Par value	$0.001	$0.001	$0.01

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below sets forth the number of shares of Class A, Class B and Class C common stock issued and outstanding following the restructuring transactions and use of proceeds associated with the IPO.  (See Note 2. Initial Public Offering and Changes in Principals’ Interests.)

(in thousands)	Class A Common Stock	Class B Common Stock	Class C Common Stock
As of December 31, 2008:
GAM	—	—	42,000.0
Activity:
Shares issued to the Principals(a)	—	18,000.0	—
Shares issued to the public(b)	25,000.0	—	—
Stock issued to independent directors(c)	6.9	—	—
Exchange by the Principals(d)	2,400.0	(2,400.0)	—
Repurchase from GAM(e)	—	—	(22,600.0)
Repurchase from the Principals(d)	(2,400.0)	—	—
As of September 30, 2009	25,006.9	15,600.0	19,400.0

(a)
Represents the 18.0 million shares of non-participating Class B common stock issued to the Principals (see Note 2. Initial Public Offering and Changes in the Principals’ Interests). These shares have voting, but no economic rights.

(b)	Represents the 25.0 million shares of Class A common stock that were issued to the public in connection with the IPO.
(c)
Represents the 6,924 shares of fully-vested Class A common stock (subject to transfer restrictions) that were awarded to our independent directors in connection with the IPO. The table does not reflect 2.1 million restricted stock units (see Note 9. Share-Based Payments) awarded to certain employees (other than the Principals), each of which represents the right to receive one share of Class A common stock upon the lapse of restrictions. These restrictions generally lapse pro rata over a five-year period.

(d)
Represents the effect of the issuance of 1.2 million shares of Class A common stock to each of the Principals upon exchange of an equivalent number of New Class A Units and subsequent repurchase of such Class A common stock by us with a portion of the net proceeds from the IPO. Upon the exchange of New Class A Units for Class A common stock, corresponding shares of Class B common stock were canceled.

(e)	Represents the 22.6 million shares of Class C common stock we repurchased from GAM and retired with a portion of the net proceeds from the IPO.

On October 5, 2009, the underwriters exercised their option to purchase additional shares of Class A common stock at the IPO price, less the underwriting discount, resulting in the issuance of 2,644,156 shares of Class A common stock, the net proceeds of which were used to repurchase and retire an equivalent number of shares of Class C common stock from GAM.

Note 4. Tax Receivable Agreement

The Principals (whose ownership represents the non-controlling interests in Holdings) entered into an exchange agreement which provides that they may exchange their New Class A Units for shares of Class A common stock. Upon such an exchange, Holdings expects to make an election under Section 754 of the Internal Revenue Code of 1986, as amended, to increase the tax basis of its tangible and intangible assets. The amortization of the increased basis is available to reduce future taxable income generally over a 15-year period.

We entered into a tax receivable agreement with the Principals under which they are entitled to receive 85% of the tax benefits realized by us in our tax returns as a result of the increases in tax basis created by each Principal’s exchange described above.

As a consequence, we recorded a compensation expense for financial accounting purposes of $97.9 million representing the present value of the future tax benefits that would have been realized had the Principals exchanged all of their shares at the IPO price, and assuming that we have future taxable income to utilize the increased tax deductions.

Actual recognition of a deferred tax benefit in our consolidated financial statements occurs at the time of exchange. Immediately following the IPO, the Principals each exchanged approximately 13.3% of their New Class A Units. A deferred tax asset of $38.4 million was established for the estimated future tax benefits resulting from the

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

amortization of the increased basis. Of this amount, $32.7 million, representing 85% of the benefits, has been recorded in Payable under tax receivable agreement, and the remaining 15% is recorded in Additional paid-in capital on our Consolidated Statement of Financial Position. Future adjustments to the deferred tax asset resulting from changes in the underlying assumptions will be reflected within Payable under tax receivable agreement (85%) on our Consolidated Statement of Financial Position and in Income taxes (15%) on our Consolidated Statement of Income.

Amounts payable to the Principals under the tax receivable agreement are generally payable approximately 60 days following the filing of our income tax returns. Should the deductions resulting from the increased depreciation and amortization allowable to us due to the step-up in tax basis be subsequently disallowed, we would not be able to recover amounts already paid to the Principals.

Note 5. Related Party Activities

We engage in transactions with GAM and other affiliates in the ordinary course of business.

Affiliate Transactions – Mutual and Offshore Funds

We earn management fees and incentive income from the Funds, which are considered related parties, as Artio Global manages the operations and makes investment decisions for these Funds. Artio Global provides investment management services to the Funds pursuant to investment management agreements with the Funds, which are subject to review and approval by their boards of directors or trustees. Artio Global also derives investment management revenue from advising or sub-advising certain offshore funds sponsored by affiliates of GAM. Revenues related to these services are included in Investment management fees in the Consolidated Statement of Income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Funds investment management fees	$46,732.4	$64,635.5	$122,100.7	$212,104.5
Advisory and sub-advisory investment management fees on offshore funds(a)	1,148.7	1,431.2	3,255.3	4,735.9

(a)
Investment management fees of $0.6 million for the three months ended September 30, 2009, $0.6 million for the three months ended September 30, 2008, $1.8 million for the nine months ended September 30, 2009, and $1.9 million for the nine months ended September 30, 2008, were related to funds sponsored by GAM.

Fees receivable related to investment management fees are included in Fees receivable and accrued fees, net of allowance for doubtful accounts in the Consolidated Statement of Financial Position as follows:

(in thousands)	September 30, 2009	December 31, 2008
Funds investment management fees	$16,139.1	$14,231.2
Advisory and sub-advisory investment management fees on offshore funds(a)	1,056.5	1,060.7

(a)	Fees receivable related to funds sponsored by GAM were $0.4 million as of September 30, 2009 and $0.5 million as of December 31, 2008.

Prior to the IPO, we had a licensing fee arrangement with the parent for the use of its name in our products and marketing strategies. These licensing fees were $2.7 million for the nine months ended September 30, 2009, and were $5.7 million for the nine months ended September 30, 2008. This arrangement has been terminated.

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 6. Marketable Securities, at Fair Value

We carry our marketable securities portfolio at fair value using a valuation hierarchy based on the transparency of the inputs to the valuation techniques used to measure fair value. Classification within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The valuation hierarchy contains three levels: (i) valuation inputs comprising unadjusted quoted market prices for identical assets or liabilities in active markets (“Level 1”); (ii) valuation inputs comprising quoted prices for identical assets or liabilities in markets that are not active, quoted market prices for similar assets and liabilities in active markets, and other observable inputs directly or indirectly related to the asset or liability being measured (“Level 2”); and (iii) valuation inputs that are unobservable and are significant to the fair value measurement (“Level 3”).

Our marketable securities and cash equivalents as of September 30, 2009, are valued using prices as follows:

(in thousands)	Marketable Securities	Cash Equivalents	Total
Level 1	$8,107.0	$—	$8,107.0
Level 2	—	—	—
Level 3	17.4	—	17.4
Total	$8,124.4	$—	$8,124.4

Our marketable securities and cash equivalents as of December 31, 2008, are valued using prices as follows:

(in thousands)	Marketable Securities	Cash Equivalents	Total
Level 1	$71,314.9	$71,116.6	$142,431.5
Level 2	—	—	—
Level 3	14.6	—	14.6
Total	$71,329.5	$71,116.6	$142,446.1

The change in Level 3 securities is as follows:

(in thousands)	September 30, 2009	September 30, 2008
Beginning of year	$14.6	$10.0
Unrealized gains	2.8	7.8
End of period	$17.4	$17.8

Marketable securities as of September 30, 2009, consist of the following:

(in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses
U.S. government and agency instruments:
Due 5 - 10 years	$413.9	$437.8	$—	$(23.9)
Artio Global Funds	7,693.1	8,525.4	—	(832.3)
Other investments	17.4	10.0	7.4	—
Total	$8,124.4	$8,973.2	$7.4	$(856.2)

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Marketable securities as of December 31, 2008, consist of the following:

(in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses
U.S. government and agency instruments:
Due within 1 year	$60,375.2	$60,277.3	$97.9	$—
Due 5 - 10 years	5,028.3	4,587.6	440.7	—
Artio Global Funds	5,911.4	8,594.9	—	(2,683.5)
Other investments	14.6	10.0	4.6	—
Total	$71,329.5	$73,469.8	$543.2	$(2,683.5)

Unrealized gains (losses) and realized gains (losses) were recorded in Net gains (losses) on marketable securities and Net gains (losses) on securities held for deferred compensation on our Consolidated Statement of Income, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
U.S. government and agency and other securities:
Unrealized gains (losses)	$(24.7)	$58.7	$(559.7)	$(226.1)
Realized gains (losses)	37.6	(30.5)	37.6	(125.3)
Net gains (losses) on marketable securities	$12.9	$28.2	$(522.1)	$(351.4)

Artio Global Funds:
Unrealized gains (losses)	$976.9	$(1,020.0)	$1,851.2	$(1,447.9)
Realized gains (losses)	—	2.5	(162.1)	(170.6)
Net gains (losses) on securities held for deferred compensation	$976.9	$(1,017.5)	$1,689.1	$(1,618.5)

Note 7. Debt

In September 2009, Holdings entered into a $110.0 million credit facility consisting of a $60.0 million three-year term credit facility and a $50.0 million three-year revolving credit facility.

In October 2009, we borrowed $60.0 million under the term credit facility. The interest associated with the $60.0 million borrowing is LIBOR plus 300 basis points, which was initially set at 3.28406%, and will reset on the date that is three months following the borrowing date. The amortization schedule will require quarterly principal payments of 7.5% in both years two and three, with a final payment of 40% at maturity. There is no remaining capacity under the term credit facility. A portion of the $60.0 million borrowing is being used to fund payments to GAM and the Principals. The balance of the $60.0 million borrowing may also be used for working capital needs and to potentially provide seed capital to fund future investment products.

The $50.0 million revolving credit facility may be used primarily for working capital needs. Borrowings under the revolving credit facility bear interest at a rate equal to, at our option, (i) LIBOR plus a range of 300 to 400 basis points or (ii) the base rate (as defined in the credit facility agreement) plus a range of 200 to 300 basis points. The interest rate will float and reset at certain intervals. There were no borrowings under the revolving credit facility during the period.

The spread to LIBOR or the base rate is correlated to the consolidated leverage ratio as prescribed within the credit facility agreement. Our current spread to LIBOR and the base rate is 300 basis points and 200 basis points, respectively. These spreads could increase if our consolidated leverage ratio exceeds 1.0x.

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The covenants in the credit facility agreement require compliance with the following financial ratios (each in accordance with the definitions (including earnings before interest, taxes, depreciation and amortization (“EBITDA”)) in the credit facility agreement), to be calculated on a consolidated basis at the end of each fiscal quarter:

•
maintenance of a maximum consolidated leverage ratio of less than or equal to 2.00x (calculated as the ratio of consolidated funded indebtedness plus the remaining amount of a deferred payment to GAM of $40.1 million, which is payable by September 30, 2010, to consolidated EBITDA for the last six months multiplied by two); and

•
maintenance of a minimum consolidated interest coverage ratio of greater than or equal to 4.00x (calculated as the ratio of consolidated EBITDA for the last six months to consolidated interest charges for such period).

The credit facility agreement also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends and fundamental corporate changes. As of September 30, 2009, Holdings was in compliance with all such covenants.

Note 8. Class B Profits Interests

In 2004, each Principal was granted a Class B, non-voting profits interest in Artio Global, which entitled each of them to receive 15% of the profits (30% in the aggregate) of our asset management business, as defined in Artio Global’s operating agreement. The allocation of such profits interests was expensed as incurred and included in Employee compensation and benefits on the Consolidated Statement of Income for financial accounting purposes. The liability for these interests was $34.1 million as of December 31, 2008. These Class B profits interests were exchanged for New Class A Units in connection with the IPO. The remaining balance of $17.8 million payable to the Principals is expected to be paid within 45 days after September 30, 2009, and is included within Accrued compensation and benefits on our Consolidated Statement of Financial Position.

Under the Artio Global operating agreement, we were required to repurchase the Class B profits interests upon the occurrence of certain events. The repurchase price was computed utilizing a model based on the average profitability of Artio Global and the average price-earnings multiple of the common stock of GAM. The benefits were to vest ratably over a ten-year period ending in 2014. The Principals exchanged their Class B profits interests for vested New Class A Units. We recorded the obligation associated with the full value of the Class B profits interests as a liability at fair value in Accrued compensation and benefits in the Consolidated Statements of Financial Position, and recognized the expense as Employee compensation and benefits in the Consolidated Statement of Income. The fully vested value as of the date of exchange was determined from the offering price of the stock (see Note 2. Initial Public Offering and Changes in Principals’ Interests). The redemption value and liabilities of this obligation were as follows:

(in thousands)	Redemption Value	Liabilities	Unvested Balance
September 30, 2009	$—	$—	$—
December 31, 2008	504,725.0	201,890.3	302,834.7

Subsequent to the IPO, the Principals hold New Class A Units. These interests are represented as Non-controlling interests in the consolidated financial statements.

Note 9. Share-Based Payments

In September 2009, the Board of Directors of Investors approved the Artio Global Investors Inc. 2009 Stock Incentive Plan (the “Plan”), and reserved 9.7 million shares of Class A common stock for share awards. Under the Plan, the Board of Directors is authorized to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, performance awards and other stock-based awards to Directors, officers and other employees of, and consultants to, Investors and its affiliates. On September 29, 2009, we made grants of

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

restricted stock units (“RSUs”) to certain employees (other than the Principals), which generally vest over a five-year period from the date of the grant. The weighted average fair value of the RSUs at the date of the grant was $26.25, which was the closing price of the Class A common stock on the grant date.

Awards under the Plan have been granted as follows:

	Fair Value*	Shares
Available for grant as of September 29, 2009		9,700,000
Fully-vested shares granted to independent directors subject to transfer restrictions	$26.25	(6,924)
Unvested RSUs granted to certain employees (other than the Principals)	$26.25	(2,147,132)
Available for grant as of September 30, 2009		7,545,944

*Based on closing price of grant date.

Approximately $54.4 million (2,071,266 shares) of the granted RSUs will vest pro rata, on an annual basis, over a five-year period from the date of the grant, and approximately $2.0 million (75,866 shares) will vest no later than February 2010. Compensation expense associated with the amortization of these awards will be recorded in Salaries, incentive compensation and benefits in our Consolidated Statement of Income.

Upon the vesting of RSUs, a corresponding number of New Class A Units are issued to Investors.

Note 10. Earnings Per Share (“EPS”)

Basic and diluted EPS from continuing operations were calculated using the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Net income (loss) attributable to Artio Global Investors Inc.	$(412,423.1)	$16,280.2	$(404,023.5)	$47,902.2

Weighted average shares for basic EPS	42,052.3	42,000.0	42,017.4	42,000.0
Dilutive potential shares from grants of RSUs(a)	—	—	—	—
Weighted average shares for diluted EPS	42,052.3	42,000.0	42,017.4	42,000.0

(a)    The RSUs were anti-dilutive for the three- and nine-month periods ended September 30, 2009.

Note 11. Commitments and Contingencies

There are no claims against us that are considered probable or reasonably possible of having a material effect on our cash flows, results of operations or financial position.

Note 12. Income Taxes

We are a ‘C’ Corporation under the Internal Revenue Code of 1986, as amended (the “Code”), and liable for Federal, state and local taxes on the income derived from our economic interest in Holdings. Holdings is a limited liability company that is treated as a partnership for tax purposes, and as such is not subject to Federal or state income taxes. Holdings is subject to the New York City Unincorporated Business Tax (“UBT”).

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Income taxes reflect not only the portion attributable to our stockholders but also the portion of New York City UBT attributable to non-controlling interests. A summary of the provisions for income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Current:
Federal	$12,594.1	$17,153.8	$27,716.2	$49,511.3
State and local	(2,248.6)	581.7	5,136.1	18,974.2
Total	10,345.5	17,735.5	32,852.3	68,485.5
Deferred:
Federal	71,983.0	(7,318.8)	61,791.6	(20,069.1)
State and local	31,651.2	913.4	27,210.1	(5,094.6)
Total	103,634.2	(6,405.4)	89,001.7	(25,163.7)
Income tax expense	$113,979.7	$11,330.1	$121,854.0	$43,321.8

Taxes are computed using the asset and liability method. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Net deferred tax assets are comprised of the following:

(in thousands)	September 30, 2009	December 31, 2008
Deferred tax assets:
Deferred compensation - Class B profits interests(a)	$—	$88,316.5
Deferred compensation - other	1,397.7	1,117.6
Depreciation and amortization	1,017.2	764.5
Provisions and other	1,295.5	2,503.7
Step-up of tax basis(b)	38,404.2	—
Total deferred tax assets	42,114.6	92,702.3
Less: valuation allowance	—	—
Net deferred tax asset	$42,114.6	$92,702.3

(a)
As a result of the Principals' exchange of their Class B profits interests for New Class A Units, the Principals’ ownership interests were reclassified to equity for financial accounting purposes and the related deferred tax asset was de-recognized.

(b)	Under the tax receivable agreement, 85% of the estimated future tax benefit is payable to the Principals.

The exchange by the Principals of a portion of their New Class A Units for 2.4 million shares of Class A common stock (see Note 4. Tax Receivable Agreement) has allowed us to make an election to step up our tax basis in accordance with Section 754 of the Code. The amortization expense resulting from this step-up is deductible for tax purposes generally over a 15-year period. Based on the exchange date, this election gave rise to a $38.4 million deferred tax asset and a corresponding $32.7 million liability to the Principals under the tax receivable agreement. Based on our history of profitability and taxable income, we assessed whether the deferred tax asset would be realizable and determined that the benefit would more likely than not be realized. Accordingly, no valuation allowance is required.

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

A reconciliation between the Federal statutory tax rate of 35% and the effective tax rates are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in percentages)	2009	2008	2009	2008
Federal statutory rate	35%	35%	35%	35%
State and local, net of Federal benefit, and other	9	4	8	9
Permanent differences:
Compensation expenses - fully vested Class B profits interests	(32)	—	(40)	—
Compensation expenses - tax receivable agreement	(14)	—	(14)	—
De-recognition of deferred tax asset	(35)	—	(31)	—
Other	(1)	2	(1)	3
Total	(38)%	41%	(43)%	47%

Other permanent differences consist of the non-deductible portion of meals, entertainment, gifts and certain costs related to the IPO.

Holdings is subject to New York City UBT, of which a substantial portion is credited against our tax liability.

For the three months and nine months ended September 30, 2009 and 2008, there were no material charges relating to interest and penalties. As of September 30, 2009, and December 31, 2008, we did not have any unrecognized tax benefits.

Tax years 2006 to the present are open for examination by Federal, state and local tax authorities. We are not currently under examination by any major tax jurisdiction.

Note 13. Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 is effective for us in 2010. SFAS 167 gives additional guidance on determining whether an entity is a variable interest entity and requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. We are evaluating the effect of SFAS 167 on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Introduction

Artio Global Investors Inc. (“Investors” or the “Company”) and subsidiaries (collectively, “we,” “us” or “our”) comprises Investors and its three subsidiaries, Artio Global Holdings LLC (“Holdings”), an intermediate holding company, Artio Global Management LLC (“Artio Global”), a registered investment adviser under the Investment Advisers Act of 1940, and Artio Capital Management LLC (“ACM”). Holdings is approximately 74% owned by Investors, 13% owned by Richard Pell, our Chairman, Chief Executive Officer and Chief Investment Officer (“Pell”), and 13% owned by Rudolph-Riad Younes, our Head of International Equity (“Younes,” together with Pell, the “Principals”). The Principals’ interests are reflected in the Consolidated Financial Statements as non-controlling interests. Artio Global and ACM are wholly owned subsidiaries of Holdings.

Our MD&A is provided in addition to the accompanying consolidated financial statements and footnotes to assist readers in understanding our results of operations, financial position and cash flows. The MD&A is organized as follows:

•	General Overview. Beginning on page 18, we provide a summary of our overall business and discuss our recent initial public offering (“IPO”) and the economic environment.

•	Key Performance Indicators. Beginning on page 19, we discuss some of the operating and financial indicators that guide management’s review of our performance.

•
Assets Under Management. Beginning on page 21, we provide a detailed discussion of our assets under management (“AuM”), which is a major driver of our operating revenues and key performance indicators.

•	Revenues and Other Operating Income. Beginning on page 26, we discuss our revenue and other operating income compared to the corresponding periods a year ago.

•	Operating Expenses. Beginning on page 27, we discuss our operating expenses compared to the corresponding periods a year ago.

•
Liquidity and Capital Resources. Beginning on page 30, we analyze our working capital as of September 30, 2009, and December 31, 2008, and cash flows for the first nine months of 2009 and 2008. Also included is a discussion of the amount of financial capacity available to help fund our future activities.

•	New Accounting Pronouncements Not Yet Adopted. Beginning on page 32, we discuss new accounting pronouncements.

•
Cautionary Note Regarding Forward-Looking Statements. Beginning on page 32, we describe the risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements set forth in this MD&A relating to our financial results, operations, business plans and prospects. Such forward-looking statements are based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances.

Our results for the three and nine months ended September 30, 2009, include a significant amount of expenses that are either non-recurring or relate to agreements that were terminated in connection with the IPO. These expenses include, but are not limited to, Allocation of Class B profits interests, Change in redemption value of Class B profits interests, Tax receivable agreement, deferred compensation awarded to our Principals, the de-recognition of deferred tax assets, as well as certain professional and license fees within General & administrative expenses. Further, our results for the three and nine months ended September 30, 2009, include certain ongoing expenses on a pro rata basis for the two day period following the IPO including, but not limited to, the accrual for the Principals’ annual bonus, amortization of restricted stock units (“RSUs”) and commitment fees on our credit facility.  Additionally, the three and nine months ended September 30, 2009, do not contain interest expense relating to the $110.0 million credit facility, as there were no borrowings under such facility during that period. In October 2009,

Holdings borrowed $60.0 million under the term credit facility and will incur interest expense in the future. Management has not included within this Report on Form 10-Q a full-period pro forma result to reflect the ongoing expense structure.

General Overview

Business

We are an asset management company that provides investment management services to institutional and mutual fund clients. We manage and advise proprietary funds, commingled institutional investment vehicles, institutional separate accounts and sub-advisory accounts. Our operations are based principally in the U. S. However, our AuM are invested primarily outside of the U. S.

Initial Public Offering and Changes in Principals’ Interests

On September 29, 2009, we completed an initial public offering (“IPO”) of 25.0 million shares of Investors’ Class A common stock (“Class A common stock”) at a price of $26.00 per share. The IPO proceeds, net of the underwriting discount, of $614.9 million were used to repurchase and retire an aggregate of 22.6 million shares of Investors’ Class C common stock (“Class C common stock”) from GAM Holding Ltd. (formerly known as Julius Baer Holding Ltd.), a Swiss corporation, (“GAM”) and to repurchase 1.2 million shares of Class A common stock from each of the Principals.

On October 5, 2009, the underwriters exercised their option to purchase additional shares of Class A common stock at the IPO price, net of the underwriting discount, resulting in the issuance of 2,644,156 shares of Class A common stock. The net proceeds were used to repurchase and retire at the IPO price, net of the underwriting discount, 2,644,156 shares of Class C common stock from GAM. Following the IPO and the exercise of the underwriters’ option, GAM owns approximately 27.9% of the outstanding shares of our capital stock.

Prior to the IPO, each Principal had a 15% Class B profits interest in Artio Global, which was accounted for as compensation for financial accounting purposes. Immediately prior to the IPO, each Principal exchanged his Class B profits interest for a 15% non-voting Class A membership interest in Holdings (“New Class A Units”). Each Principal also purchased, at par value, nine million shares of voting, non-participating, Investors’ Class B common stock (“Class B common stock”). In addition, the Principals entered into a tax receivable agreement with the Company (see Notes to Consolidated Financial Statements, Note 4. Tax Receivable Agreement). Upon the exchange of their Class B profits interests for vested New Class A Units, the fair value of the Class B profits interests was adjusted to reflect the offering price of Class A common stock, and totaled $468.0 million. This resulted in an additional compensation charge related to the redemption value of the Class B profits interests of $215.8 million that was recorded concurrent with the IPO and represents the difference between the fair value of $468.0 million and the related liability immediately prior to the IPO of $252.2 million ($201.9 million as of December 31, 2008). In addition, we recorded a compensation charge of $97.9 million relating to the estimated present value of the tax receivable agreement (see Notes to Consolidated Financial Statements, Note 4. Tax Receivable Agreement). As the Principals’ new economic interests will be accounted for as equity, the adjusted liability of $565.9 million was reclassified into Additional paid-in capital on our Consolidated Statement of Financial Position. The related deferred tax asset of $110.3 million ($88.3 million as of December 31, 2008) was de-recognized and charged to expense.

Subsequent to the IPO and the exchange of 1.2 million New Class A Units and corresponding cancellation of an equivalent number of Class B common stock for 1.2 million shares of Class A common stock, as well as the subsequent repurchase by us of such Class A common stock, each of the Principals’ New Class A Units represented approximately 13% membership interests in Holdings and is accounted for by us as non-controlling interests.

Economic Environment

As an investment manager, we derive substantially all of our operating revenues from providing investment management services to our institutional and mutual fund clients. Such revenues are driven by the amount and composition of our AuM, as well as by our fee structure. Accordingly, our business results are highly dependent upon the prevailing global economic climate and its impact on the capital markets.

The global economic environment deteriorated sharply in 2008. Global equity markets fell, particularly as the financial crisis intensified in the third and fourth quarters of 2008. The economic environment began to improve in the second quarter of 2009 and continued to gain momentum during the third quarter of 2009, driven primarily by government stimulus initiatives. In response, returns for global stocks and bonds improved. For example, in the third quarter of 2009, the MSCI All Country World Index (ex US) (“MSCI ACWI (ex-US)”) increased 14.8% in local currency terms and 19.7% in U.S. dollar terms. Investors’ risk tolerance also began to increase, resulting in positive net flows into equity and fixed income products over that time period, according to industry data.

Key Performance Indicators

Our management reviews our performance on a monthly basis, focusing on the indicators described below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except basis points and percentages)	2009	2008	2009	2008
Operating indicators(a)
AuM at end of period	$55,798	$56,648	$55,798	$56,648
Average AuM for period(b)	51,793	66,525	46,051	70,806
Net client cash flows	321	(1,038)	1,294	3,953

Financial indicators
Investment management fees	83	108	216	351
Effective fee rate (basis points)(c)	64.5	64.7	62.6	66.1
Operating income (loss) before income tax expense	(298)	27	(282)	89
Operating income (loss) before income tax expense margin(d)	(353)%	25%	(129)%	26%
Adjusted operating income(e)	43	66	116	213
Adjusted operating margin(f)	50.2%	62.1%	53.3%	61.0%
EBITDA(e)	44	67	118	215
EBITDA Margin(g)	51.6%	62.8%	54.4%	61.6%
Compensation as a % of total revenues and other operating income(h)	26.4%	19.9%	26.3%	19.9%
Effective tax rate	(38.2)%	41.0%	(43.2)%	47.5%

(a)	Excluding legacy activities.
(b)	Average AuM for a period is computed on the beginning-of-first-month balance and all end-of-month balances within the period.
(c)	The effective fee rate is computed by dividing annualized investment management fees by average AuM for the period.
(d)	Operating income (loss) before income tax expense margin is calculated as Operating income (loss) before income tax expense divided by Total revenues and other operating income.
(e)
See the “Supplemental Performance Measure” section of this MD&A for a reconciliation of Operating income (loss) before income tax expense to Adjusted operating income and Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”).

(f)	Adjusted operating margin is calculated as Adjusted operating income divided by Total revenues and other operating income.
(g)	EBITDA margin is calculated as EBITDA divided by Total revenues and other operating income.
(h)
Compensation is calculated as Salaries, incentive compensation and benefits excluding deferred compensation relating to the Principals and the amortization expense associated with the RSUs awarded as part of the IPO. Such amount was approximately $0.1 million.

Supplemental Performance Measures

As supplemental information, we provide performance measures that are not prepared in conformity with U.S. Generally Accepted Accounting Principles which we refer to as Adjusted operating income and EBITDA. These measures are provided in addition to, but not as a substitute for, Operating income (loss) before income tax expense. Under our Adjusted operating income definition, we add to Operating income (loss) before income tax expense certain components of the compensation arrangements relating to our Principals that relate to their compensation arrangements prior to the IPO or are non-recurring in nature.  These adjustments include Allocation of Class B profits interests, Change in redemption value of Class B profits interests, Tax receivable agreement and deferred compensation awarded to our Principals. Additionally, we add to Operating income (loss) before income tax expense the amortization expense of the equity awards granted to certain employees (other than the Principals) in conjunction with the IPO. We consider Adjusted operating income and EBITDA to be important measures of our financial performance, as we believe they best present operating performance on a basis that is comparable with our current structure and eliminates the effect of the non-cash and non-recurring equity awards issued in conjunction with the IPO. Adjusted operating income and EBITDA are used by our management as principal performance benchmarks.

The following table provides a reconciliation of Operating income (loss) before income tax expense to Adjusted operating income and EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008
Operating income (loss) before income tax expense	$(298)	$27	$(282)	$89
Allocation of Class B profits interests	12	20	34	64
Change in redemption value of Class B profits interests	231	17	266	53
Tax receivable agreement	98	—	98	—
Deferred compensation related to the Principals	—	2	—	7
Amortization expense of IPO-related RSU grants	—	—	—	—
Adjusted operating income	43	66	116	213
Depreciation and amortization	1	1	2	2
EBITDA	$44	$67	$118	$215

Operating Indicators

Our revenues are driven by the amount and composition of our AuM, as well as by our fee structure. As a result, management closely monitors our AuM. We believe average AuM is important because it allows us to analyze the change in the amount of AuM over a period of time, which results in a more useful comparison. It also represents a better indication of our revenue stream as most of our fees are calculated based on daily, monthly or quarterly average AuM rather than on period-end balances of AuM.

Net client cash flows represent sales either to new clients or existing clients, less redemptions. Our net client cash flows are driven by the performance of our investment strategies, competitiveness of fee rates, the success of our marketing and client service efforts, and the state of the overall equity and fixed income markets. In addition, our net client cash flows reflect client-specific actions, such as portfolio rebalancing or decisions to change portfolio managers.

Substantial declines in global equity markets, particularly in the third and fourth quarters of 2008, and a strengthening of the U.S. dollar, resulted in our AuM at year-end 2008 being 40% lower than at the start of the year. In addition, the poor performance of global equity markets, coupled with forecasts of a global recession, discouraged investors from entering or increasing their exposure to equity markets. Despite these challenging market conditions, we had positive net client cash flows of $1.9 billion for full-year 2008. As economic conditions improved throughout the first nine months of 2009, equity markets increased and the U.S. dollar weakened, resulting in our AuM as of September 30, 2009, being 23% higher than at the beginning of the year and 19% higher than at the end of the second quarter of 2009. In addition, we experienced net client cash inflows of $1.3 billion for the first nine months of 2009, with $321 million for the three months ended September 30, 2009. Although market sentiment has improved, we believe portfolio rebalancing activity has decreased from historical levels as investors evaluate their investment strategies. As a consequence, we believe this may reduce the overall number of institutional mandates and may reduce our level of net client cash flows.

Financial Indicators

Management reviews certain financial ratios to monitor progress with internal forecasts, understand the underlying business and compare our firm with others in our industry. The effective fee rate represents the amount of investment management fees we earn for each dollar of client assets we manage. We use this information to evaluate the contribution to revenue of our products. Operating and EBITDA margins are important indicators of our profitability and the efficiency of our business model. Other ratios shown in the table above allow us to manage expenses in comparison with our revenues.

Our effective fee rate for the three and nine months ended September 30, 2009, decreased from the corresponding periods in 2008 due primarily to a greater proportion of our AuM being within our institutional separate accounts and fixed income strategies, both of which have lower average fee rates as compared to our overall blended rate. In addition, we earn higher investment management fees from our proprietary funds than our other investment vehicles. Our proprietary funds have declined to 43% of our AuM as of September 30, 2009, from 45% of our AuM as of September 30, 2008. Our fixed income strategies represented approximately 14% of AuM as of September 30, 2009 and approximately 10% of AuM as of September 30, 2008. Our International Equity strategies represented approximately 84% of AuM as of September 30, 2009 and approximately 88% of assets under management as of September 30, 2008.

Our Adjusted operating income and EBITDA margins in the three months and nine months ended September 30, 2009, declined compared to the corresponding periods last year. Revenues declined faster than expenses, primarily occurring in the first half of the year. Although the economic events since the latter part of 2008 have severely impacted our business, we continued to generate strong Adjusted operating income and EBITDA margins, which we believe reflects the strength of our franchise and the variability of our expense base. Operating income (loss) before income tax expense margins decreased in the three months and nine months ended September 30, 2009, due primarily to non-recurring compensation charges in connection with the IPO and the reasons discussed above.

Assets under Management (“AuM”)

Changes to our AuM, the distribution of our AuM among our investment products and investment strategies, and the effective fee rates on our products, all affect our operating results from one period to another.

The amount and composition of our AuM are, and will continue to be, influenced by a variety of factors including, among other things:

•	investment performance, including fluctuations in both the financial markets and foreign currency exchange rates and the quality of our investment decisions;
•	client cash flows into and out of our investment products;
•	the mix of AuM among our various strategies; and
•	our introduction or closure of investment strategies and products.

Our five core investment strategies are:

•	International Equity;
•	Global Equity;
•	U.S. Equity;
•	High Grade Fixed Income; and
•	High Yield.

We offer investors the ability to invest in each of our strategies through the investment vehicles set forth in the following table.

The following table sets forth a summary of our AuM (including legacy activities) by investment vehicle type as of September 30, 2009 and 2008:

	As of September 30,		As a % of AuM
(in millions, except percentages)	2009	2008	Sept. 30, 2009	Sept. 30, 2008

Proprietary Funds(a)
A shares	$7,777	$8,541
I shares(b)	16,286	17,175
Total	24,063	25,716	43.1%	45.4%
Institutional commingled funds	8,916	8,385	16.0	14.8
Separate accounts	17,396	16,687	31.2	29.5
Sub-advisory accounts	5,423	5,860	9.7	10.3
Legacy activities(c)	─	40	─	─
Ending AuM	$55,798	$56,688	100.0%	100.0%

(a)
Proprietary Funds include both SEC registered funds and private offshore funds. SEC registered mutual funds within proprietary funds are: Artio International Equity Fund; Artio International Equity Fund II; Artio Total Return Bond Fund; Artio Global High Income Fund; Artio Global Equity Fund Inc.; Artio U.S. Microcap Fund; Artio U.S. Midcap Fund; Artio U.S. Multicap Fund; and Artio U.S. Smallcap Fund.

(b)	Amounts invested in private offshore funds are categorized as “I” shares.
(c)	Legacy activities relate to a hedge fund product which we discontinued in the fourth quarter of 2008.

The different fee structures associated with each type of investment vehicle make the composition of our AuM an important determinant of the investment management fees we earn. We typically earn higher effective investment management fee rates from our proprietary funds and institutional commingled funds than on our separate and sub-advised accounts. In the latter half of 2008, the amount of AuM related to proprietary funds as a percentage of total AuM decreased as proprietary fund redemptions exceeded client cash inflows within the proprietary funds. Proprietary funds include a significant number of underlying retail investors. We believe that institutional investors, who typically invest in our other vehicles, generally have longer-term investment horizons than retail proprietary fund investors.

The following table sets forth the changes in AuM by investment vehicle type:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2009	2008	% Change	2009	2008	% Change
Proprietary Funds:
Beginning AuM	$20,153	$33,974	(41)%	$19,466	$37,117	(48)%
Gross client cash inflows(a)	1,821	1,806	1	5,644	6,608	(15)
Gross client cash outflows(a)	(1,730)	(3,044)	43	(5,071)	(6,924)	27
Net client cash flows	91	(1,238)	107	573	(316)	281
Transfers between investment vehicles(a)	─	(109)	100	─	(189)	100
Total client cash flows	91	(1,347)	107	573	(505)	213
Market appreciation (depreciation)	3,819	(6,911)	155	4,024	(10,896)	137
Ending AuM	24,063	25,716	(6)	24,063	25,716	(6)
Institutional Commingled Funds:
Beginning AuM	7,324	10,288	(29)	7,056	9,357	(25)
Gross client cash inflows(a)	481	661	(27)	1,192	3,316	(64)
Gross client cash outflows(a)	(326)	(218)	(50)	(890)	(997)	11
Net client cash flows	155	443	(65)	302	2,319	(87)
Transfers between investment vehicles(a)	(10)	62	(116)	(9)	187	(105)
Total client cash flows	145	505	(71)	293	2,506	(88)
Market appreciation (depreciation)	1,447	(2,408)	160	1,567	(3,478)	145
Ending AuM	8,916	8,385	6	8,916	8,385	6
Separate Accounts:
Beginning AuM	14,778	21,270	(31)	14,342	22,897	(37)
Gross client cash inflows(a)	634	129	391	1,797	1,279	41
Gross client cash outflows(a)	(624)	(416)	(50)	(1,545)	(1,078)	(43)
Net client cash flows	10	(287)	103	252	201	25
Transfers between investment vehicles(a)	10	─	─	9	(45)	120
Total client cash flows	20	(287)	107	261	156	67
Market appreciation (depreciation)	2,598	(4,296)	160	2,793	(6,366)	144
Ending AuM	17,396	16,687	4	17,396	16,687	4
Sub-advisory Accounts:
Beginning AuM	4,571	7,072	(35)	4,336	5,991	(28)
Gross client cash inflows(a)	234	316	(26)	660	2,491	(74)
Gross client cash outflows(a)	(169)	(272)	38	(493)	(742)	34
Net client cash flows	65	44	48	167	1,749	(90)
Transfers between investment vehicles(a)	─	47	(100)	─	47	(100)
Total client cash flows	65	91	(29)	167	1,796	(91)
Market appreciation (depreciation)	787	(1,303)	160	920	(1,927)	148
Ending AuM	5,423	5,860	(7)	5,423	5,860	(7)

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2009	2008	% Change	2009	2008	% Change
Legacy Activities:
Beginning AuM	─	45	(100)	4	─	100
Gross client cash inflows(a)	─	─	─	─	44	(100)
Gross client cash outflows(a)	─	─	─	─	─	─
Net client cash flows	─	─	─	─	44	(100)
Transfers between investment vehicles(a)	─	─	─	─	─	─
Total client cash flows	─	─	─	─	44	(100)
Market appreciation (depreciation)	─	(5)	100	(4)	(4)	─
Ending AuM	─	40	(100)	─	40	(100)
Total AuM (including legacy activities):
Beginning AuM	46,826	72,649	(36)	45,204	75,362	(40)
Gross client cash inflows(a)	3,170	2,912	9	9,293	13,738	(32)
Gross client cash outflows(a)	(2,849)	(3,950)	28	(7,999)	(9,741)	18
Net client cash flows	321	(1,038)	131	1,294	3,997	(68)
Transfers between investment vehicles(a)	─	─	─	─	─	─
Total client cash flows	321	(1,038)	131	1,294	3,997	(68)
Market appreciation (depreciation)	8,651	(14,923)	158	9,300	(22,671)	141
Ending AuM	55,798	56,688	(2)	55,798	56,688	(2)
Total AuM (excluding legacy activities):
Beginning AuM	46,826	72,604	(36)	45,200	75,362	(40)
Gross client cash inflows(a)	3,170	2,912	9	9,293	13,694	(32)
Gross client cash outflows(a)	(2,849)	(3,950)	28	(7,999)	(9,741)	18
Net client cash flows	321	(1,038)	131	1,294	3,953	(67)
Transfers between investment vehicles(a)	─	─	─	─	─	─
Total client cash flows	321	(1,038)	131	1,294	3,953	(67)
Market appreciation (depreciation)	8,651	(14,918)	158	9,304	(22,667)	141
Ending AuM	$55,798	$56,648	(2)	$55,798	$56,648	(2)

(a)
Gross client cash inflows and outflows, as well as transfers between investment vehicles, are tracked by information systems, which we believe are accurate in all material respects. Certain of our intermediaries elect to automatically reinvest all cash dividends in our investment vehicles and, to the extent any of such intermediary’s underlying investors do not elect dividend reinvestment but prefer cash, they cause such investor’s newly received shares to be redeemed. Accordingly, the gross flows data set forth above may overstate redemptions, although we do not believe the effect is material.

Net client cash flows across all investment vehicles increased $1.4 billion during the three months ended September 30, 2009, as compared to the corresponding period in 2008, mainly as a result of a $0.5 billion decrease in net client cash outflows from our International Equity I strategy, a $0.5 billion increase in net client cash inflows to our High Yield strategy, and a $0.2 billion increase in net client cash inflows to our International Equity II strategy.

Net client cash flows across all investment vehicles decreased $2.7 billion for the nine months ended September 30, 2009, compared to the corresponding period in 2008, mainly as a result of a $3.7 billion decrease in net client cash inflows to the International Equity II strategy and a $0.3 billion decrease in net client cash inflows to the High Grade Fixed Income strategy, partially offset by a $0.9 billion increase in net client cash inflows to our High Yield strategy and a $0.4 billion decrease in net client cash outflows from our International Equity I strategy.

Market appreciation for the three months and nine months ended September 30, 2009, compared to market depreciation for the three months and nine months ended September 30, 2008, were primarily attributable to the following strategies:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2009	2008	% Change	2009	2008	% Change
Market appreciation (depreciation) (excluding legacy activities):
International Equity I	$3,765	$(8,375)	145%	$3,605	$(13,046)	128%
International Equity II	4,156	(6,115)	168	4,385	(9,138)	148
Other strategies	730	(428)	270	1,314	(483)	372
Total market appreciation (depreciation)	$8,651	$(14,918)	158	$9,304	$(22,667)	141

The MSCI AC World ex USA Index experienced a 19.7% increase during the three months ended September 30, 2009, and a 36.4% increase during the nine months ended September 30, 2009. In the three months ended September 30, 2009, the gross performance of our International Equity I strategy outperformed the index by 0.4% and the gross performance of our International Equity II strategy trailed the index by 0.3%. In the nine months ended September 30, 2009, the gross performances of our International Equity I strategy trailed the index by 14.0% and our International Equity II strategy trailed the index by 14.3%.

Proprietary Funds

Net client cash flows related to proprietary funds increased $1.3 billion during the three months ended September 30, 2009, as compared to the corresponding period in 2008, mainly as a result of a $0.7 billion decrease in net client cash outflows from our International Equity I Fund, a $0.3 billion increase in net client cash inflows to our Global High Income Fund and a $0.3 billion increase in net client cash flows into our International Equity II Fund, which in the current year period had net client cash inflows compared to net client cash outflows a year ago.

Net client cash flows related to proprietary funds increased $0.9 billion for the nine months ended September 30, 2009, compared to the corresponding period in 2008, mainly as a result of a $0.9 billion decrease in net client cash outflows from our International Equity I Fund and a $0.6 billion increase in net client cash inflows to our Global High Income Fund, partially offset by a $0.5 billion decrease in net client cash inflows to our International Equity II Fund and a $0.2 billion decrease in net client cash inflows to our Total Return Bond Fund.

Institutional Commingled Funds

Net client cash flows related to institutional commingled funds decreased $0.3 billion during the three months ended September 30, 2009, as compared to the corresponding period in 2008, mainly as a result of a $0.4 billion decrease in net client cash inflows to our International Equity II vehicles.

Net client cash flows related to institutional commingled funds decreased $2.0 billion for the nine months ended September 30, 2009, compared to the corresponding period in 2008, mainly as a result of a $2.0 billion decrease in net client cash inflows to our International Equity II vehicles.

Separate Accounts

Net client cash flows related to separate accounts increased $0.3 billion during the three months ended September 30, 2009, as compared to the corresponding period in 2008, mainly as a result of a $0.4 billion increase in net client cash flows into the International Equity II and a $0.1 billion increase in net client cash flows into the High Grade Fixed Income strategy, as both strategies had net client cash inflows in the current year period, compared to net client cash outflows a year ago, partially offset by a $0.3 billion increase in net client cash outflows from the International Equity I strategy.

Net client cash flows related to separate accounts increased $0.1 billion for the nine months ended September 30, 2009, compared to the corresponding period in 2008, mainly as a result of a $0.4 billion increase in net client cash inflows to the International Equity II strategy and a $0.1 billion increase in net client cash flows into the High Yield strategy, as the current year period had net client cash inflows compared to net client cash outflows a year ago. These increases in net client cash flows were partially offset by a $0.5 billion decrease in net client cash flows to the International Equity I strategy, as the current year period had net client cash outflows compared to net client cash inflows a year ago, and a $0.1 billion increase in net client cash outflows from the Global Equity strategy.

Sub-advisory Accounts

Net client cash flows related to sub-advised accounts increased slightly during the three months ended September 30, 2009, as compared to the corresponding period in 2008, mainly as a result of a $0.2 billion increase in net client cash flows to our High Yield accounts, as the current year period had net client cash inflows compared to net client cash outflows a year ago, partially offset by a $0.2 billion decrease in net client cash flows into our International Equity II accounts, as the current year period had net client cash outflows compared to net client cash inflows a year ago.

Net client cash flows related to sub-advised accounts decreased $1.6 billion for the nine months ended September 30, 2009, compared to the corresponding period in 2008, mainly as a result of a $1.6 billion decrease in net client cash inflows to our International Equity II accounts, as the year ago period includes the impact of a $1.5 billion funding related to a new client. The decrease is also partially offset by a $0.2 billion increase in net client cash inflows to our High Yield accounts.

As previously disclosed in our registration statement on Form S-1 (File No. 333-149178), as filed with the U.S. Securities and Exchange Commission on February 12, 2008, as amended, our largest sub-advisory client made a partial redemption of their account in October 2009 of approximately $0.8 billion.

Revenues and Other Operating Income

Our revenues are driven by investment management fees earned from managing clients’ assets. Investment management fees fluctuate based on the total value of AuM, composition of AuM among our investment vehicles and among our investment strategies, changes in the investment management fee rates on our products and, for the few accounts on which we earn performance based fees, the investment performance of those accounts. Performance fees may be subject to clawback provisions as a result of performance declines. If such declines occur, the performance fee clawback provisions are recognized when the amount is known. (See also the “Assets under Management” section of this MD&A.)

The following table sets forth average AuM, the effective fee rate and Total revenues and other operating income for the three months and nine months ended September 30, 2009 and 2008:

(in thousands, except for Average AuM,	Three Months Ended September 30,				Nine Months Ended September 30,
effective fee rate and percentages)	2009	2008	Change		2009	2008	Change
Average AuM(a) (in millions)	$51,793	$66,525	(22)%		$46,051	$70,806	(35)%

Effective fee rate (basis points)	64.5	64.7	(0.2	)bp	62.6	66.1	(3.5	)bp

Investment management fees	$83,476.8	$107,551.5	(22)%		$216,053.0	$351,058.8	(38)%
Net gains (losses) on securities held for deferred compensation	976.9	(1,017.5)	196		1,689.1	(1,618.5)	204
Foreign currency gains (losses)	34.2	(5.8)	690		65.8	(27.5)	339
Total revenues and other operating income	$84,487.9	$106,528.2	(21)		$217,807.9	$349,412.8	(38)

(a)   Excluding legacy activities.

We expect that lower average AuM will result in lower investment management fees in 2009 compared to those in 2008.

Total revenues and other operating income decreased by $22.0 million, or 21%, for the three months ended September 30, 2009, and decreased by $131.6 million, or 38%, for the nine months ended September 30, 2009, compared to the corresponding periods in 2008, due primarily to a decline in average AuM, partially offset by net gains on securities held for deferred compensation in the 2009 period compared to net losses on securities held for deferred compensation in the 2008 period. The decline of the effective fee rate in both periods is primarily the result of a lower proportion of assets in the International Equity strategies and proprietary funds, our highest margin products and vehicle.

Performance fees as a percentage of Total revenues and other operating income approximated (0.1)% for the three months ended September 30, 2009, 0.1% for the three months ended September 30, 2008, (0.7)% for the nine months ended September 30, 2009, and 1.4% for the nine months ended September 30, 2008.

Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2009	2008	% Change		2009	2008	% Change
Total employee compensation and benefits	$363,061.6	$60,373.4	*	%	$454,988.4	$193,651.4	* %
Shareholder servicing and marketing	4,502.1	6,107.5	(26)		11,710.4	18,832.6	(38)
General and administrative	15,227.9	12,992.8	17		32,805.8	47,657.7	(31)
Total operating expenses	$382,791.6	$79,473.7	*		$499,504.6	$260,141.7	*

*    Calculation is not meaningful, due to the impact of the IPO in the third quarter of 2009.

Operating expenses increased by $303.3 million for the three months ended September 30, 2009, compared to the corresponding period in 2008. Operating expenses increased by $239.4 million for the nine months ended September 30, 2009, compared to the corresponding period in 2008. These increases were largely due to non-recurring compensation charges in connection with the IPO and changes in the nature of the Principals’ economic interests. Such non-recurring compensation charges totaled $313.8 million.

Employee Compensation and Benefits

The following table sets forth our Employee compensation and benefits expenses for the three months and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except percentages)	2009	2008	% Change	2009	2008	% Change
Salaries, incentive compensation and benefits	$22,390.5	$23,460.7	(5)%	$57,307.5	$76,315.0	(25)%
Allocation of Class B profits interests(a)	12,190.7	19,992.7	(39)	33,662.5	63,983.4	(47)
Change in redemption value of Class B profits interests(a)	230,571.8	16,920.0	*	266,109.8	53,353.0	*
Tax receivable agreement	97,908.6	─	*	97,908.6	─	*
Total employee compensation and benefits	$363,061.6	$60,373.4	*	$454,988.4	$193,651.4	*

*      Calculation is not meaningful, due to the impact of the IPO in the third quarter of 2009.
(a)
In connection with the IPO (see the “Initial Public Offering and Changes in Principals’ Interests” section of this MD&A), the Class B profits interests were exchanged for New Class A Units that are reflected as equity subsequent to the IPO.

Total employee compensation and benefits increased $302.7 million for the three months ended September 30, 2009, compared to the corresponding period in 2008, due primarily to $313.8 million in non-recurring charges in connection with the IPO. The increase in the Change in redemption value of Class B profits interests of approximately $213.7 million is driven by the acceleration of the vesting of the Principals’ Class B profits interests. Further, we also incurred charges of $97.9 million related to the tax receivable agreement that we entered into with the Principals, which were treated as compensation expense for financial accounting purposes. Total employee compensation and benefits increased $261.3 million for the nine months ended September 30, 2009, compared to the corresponding period in 2008, due primarily to the reasons discussed above, partially offset by a $30.3 million decrease in Allocation of Class B profits interests, a $11.0 million decrease in incentive compensation, including sales incentives, and the amortization of deferred compensation relating to the Principals in 2008 that totaled $6.7 million and did not recur in 2009.

Shareholder Servicing and Marketing

Shareholder servicing and marketing expenses decreased 26% to $4.5 million for the three months ended September 30, 2009, compared to the corresponding period in 2008 and decreased 38% to $11.7 million for the nine months ended September 30, 2009. These decreases were due primarily to the decrease in the average market value of proprietary fund AuM reducing shareholder servicing costs.

General and Administrative

General and administrative expenses increased $2.2 million, or 17%, to $15.2 million for the three months ended September 30, 2009, compared to the corresponding period in 2008, due primarily to an increase of $2.4 million of non-recurring professional fees related to the completion of the IPO. The increase was partially offset by lower client-related trading errors. General and administrative expenses decreased $14.9 million, or 31%, to $32.8 million for the nine months ended September 30, 2009, due primarily to lower non-recurring professional fees related to the completion of the IPO, lower client-related trading errors and lower license fees. The license fees associated with the use of GAM’s brands were reduced as we rebranded in mid-2008 to the use of the Artio Global name. License fees will not be paid in the future.

Client-related trading errors resulted in de minimis losses in the three months ended September 30, 2009, and losses of $1.4 million in the three months ended September 30, 2008, $0.2 million in the nine months ended September 30, 2009 and $4.4 million in the nine months ended September 30, 2008.

Non-operating Income

Non-operating income is earned on invested funds. The following table sets forth non-operating income and average invested funds for the three months and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except percentages)	2009	2008	% Change	2009	2008	% Change
Non-operating income (loss)	$121.7	$555.8	(78)%	$(211.4)	$1,952.9	(111)%
Average invested funds(a)	39,993.7	93,992.4	(57)	68,482.9	125,029.9	(45)

(a)	Computed using the beginning and ending balances for the period of cash equivalents and marketable securities, exclusive of securities held for deferred compensation.

Non-operating income decreased for the three months ended September 30, 2009, compared to the corresponding period in 2008. This decrease was due primarily to lower average invested funds and lower interest yields.

Non-operating income decreased for the nine months ended September 30, 2009, compared to the corresponding period in 2008, primarily due to the reversal during the first half of 2009 of most of the mark-to-market gains recorded in the fourth quarter of 2008.

A reduction in our cash balances, due primarily to expected payments to GAM and to each Principal, and interest expense associated with the $60.0 million term credit facility, will result in lower Non-operating income in the future.

Income Taxes

Investors is organized as a Delaware corporation, and therefore is subject to U.S. Federal and certain state income taxes. As a member of Holdings, Investors incurs U.S. Federal, state and local income taxes on its allocable share of any net taxable income of Holdings, including its wholly owned operating company, Artio Global.

Our effective tax rates were (38.2)% for the three months ended September 30, 2009, 41.0% for the three months ended September 30, 2008, (43.2)% for the nine months ended September 30, 2009 and 47.5% for the nine months ended September 30, 2008. Although we generated a pre-tax loss for both the three and nine months ended September 30, 2009, as a result of the de-recognition of the deferred tax asset and permanent items associated with the modification of the Principals’ ownership interests in connection with the IPO, we still incurred tax expense.

We expect that our financial statements will initially reflect a significant reduction in our effective income tax rate as compared to historical rates, due primarily to the reclassification for financial accounting purposes of the Principals’ economic interests from Class B profits interests to non-controlling interests. The non-controlling interests, represented by the New Class A Units, will continue to be treated as partnership interests for U.S. Federal income tax purposes and the associated Federal and state tax liabilities are the responsibility of the Principals. Our Consolidated Statement of Income includes the income attributable to us as well as to the New Class A Units. However, Income taxes excludes Federal and state income taxes attributable to the New Class A Units. This results in a significantly lower effective tax rate for us. As the New Class A Units are exchanged into shares of Class A common stock, we expect that our effective income tax rate will increase as the percentage of non-controlling interests decreases. Assuming the Principals exchange all of their New Class A Units in Holdings for shares of Class A common stock, we expect that our effective tax rate will be approximately 42%.

Liquidity and Capital Resources

Working Capital

Below is a table showing our liquid assets as of September 30, 2009, and December 31, 2008.

	September 30,	December 31,
(in thousands, except percentages)	2009	2008	% Change
Cash and cash equivalents	$165,189.5	$86,563.0	91%
Marketable securities less securities held for deferred compensation	431.3	65,418.1	(99)
	165,620.8	151,981.1	9
Fees receivable and accrued fees, net of allowance for doubtful accounts	51,492.2	54,799.1	(6)
Total liquid assets	$217,113.0	$206,780.2	5

Our working capital requirements historically have been met through operating cash flows. In the future we may rely on both our operating cash flows and borrowing facilities to meet our working capital requirements. Our current working capital and existing credit facility, which is comprised of a borrowing of $60.0 million under the term credit facility and $50.0 million under a revolving credit facility, are sufficient to meet our current obligations.

Fees receivable and accrued fees, net of allowance for doubtful accounts represent fees that have been, or will be billed to our clients. We perform a review of our receivables on a monthly basis and contact clients with receivables older than 60 days. We review receivables and provide an allowance for doubtful accounts for any receivables when appropriate. As of September 30, 2009, the allowance for doubtful accounts was not material to our receivables balance. Historically, we have been able to collect most receivables within a 60-day period.

Prior to the IPO, we declared a dividend and capital distribution payable to GAM totaling $220.8 million, of which $180.7 million is payable within 45 days of September 30, 2009, and $40.1 million is payable by September 30, 2010. The payments will be funded from our cash balances, which will include $60.0 million from our term credit facility.

Long-term Debt

In September 2009, Holdings entered into a $110.0 million credit facility consisting of a $60.0 million three-year term credit facility and a $50.0 million three-year revolving credit facility.

In October 2009, we borrowed $60.0 million under the term credit facility. The interest associated with the $60.0 million borrowing is LIBOR plus 300 basis points, which was initially set at 3.28406%, and will reset on the date that is three months following the borrowing date. The amortization schedule will require quarterly principal payments of 7.5% in both years two and three, with a final payment of 40% at maturity. There is no remaining capacity under the term credit facility. A portion of the $60.0 million borrowing is being used to fund payments to GAM and the Principals. The balance of the $60.0 million borrowing may also be used for working capital needs and to potentially provide seed capital to fund future investment products.

The $50.0 million revolving credit facility may be used primarily for working capital needs. Borrowings under the revolving credit facility bear interest at a rate equal to, at our option, (i) LIBOR plus a range of 300 to 400 basis points or (ii) the base rate (as defined in the credit facility agreement) plus a range of 200 to 300 basis points. The interest rate will float and reset at certain intervals. There were no borrowings under the revolving credit facility during the period.

The spread to LIBOR or the base rate is correlated to the consolidated leverage ratio as prescribed within the credit facility agreement. Our current spread to LIBOR and the base rate is 300 basis points and 200 basis points, respectively. These spreads could increase if our consolidated leverage ratio exceeds 1.0x.

The covenants in the credit facility agreement require compliance with the following financial ratios (each in accordance with the definitions (including EBITDA) in the credit facility agreement), to be calculated on a consolidated basis at the end of each fiscal quarter:

•
maintenance of a maximum consolidated leverage ratio of less than or equal to 2.00x (calculated as the ratio of consolidated funded indebtedness plus the remaining amount of a deferred payment to GAM of $40.1 million, which is payable by September 30, 2010, to consolidated EBITDA for the last six months multiplied by two); and

•
maintenance of a minimum consolidated interest coverage ratio of greater than or equal to 4.00x (calculated as the ratio of consolidated EBITDA for the last six months to consolidated interest charges for such period).

The credit facility agreement also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends and fundamental corporate changes. As of September 30, 2009, Holdings was in compliance with all such covenants.

Cash Flows

The following table sets forth our cash flows for the first nine months of 2009 and 2008:

	Nine Months Ended September 30,
(in thousands, except percentages)	2009	2008	% Change
Cash flow data:
Net cash provided by operating activities	$29,279.5	$73,335.6	(60)%
Net cash provided by (used in) investing activities	63,263.2	(51,288.4)	223
Net cash (used in) financing activities	(13,982.0)	(82,000.0)	83
Effect of exchange rate changes on cash	65.8	(27.5)	339
Net increase (decrease) in cash and cash equivalents	$78,626.5	$(59,980.3)	231

Net cash provided by operating activities decreased $44.1 million, or 60%, in the nine months ended September 30, 2009, compared to the corresponding period in 2008, primarily reflecting lower revenues.

Net cash provided by investing activities was $63.3 million in the nine months ended September 30, 2009, compared to net cash used in investing activities of $51.3 million in the corresponding period in 2008, primarily reflecting the sales of our securities. We liquidated our holdings of investment securities towards the latter part of the third quarter of 2009 in anticipation of making payments to GAM and the Principals.

Net cash used by financing activities decreased $68.0 million, or 83%, in the nine months ended September 30, 2009, compared to the corresponding period in 2008, primarily reflecting lower dividend payments in 2009.

A distribution to GAM of $180.7 million is payable within 45 days of September 30, 2009.

Deferred Taxes

As a result of the Principals’ exchange of their Class B profits interests for New Class A Units, the Principals’ ownership interests were reclassified to equity for financial accounting purposes and the related deferred tax asset was de-recognized.

Each Principal exchanged 1.2 million of his New Class A Units for an equivalent number of shares of Class A common stock. In connection with the exchange, we elected to step up our tax basis in the incremental assets acquired in accordance with Section 754 of the Code. The tax benefits arising from the resultant step-up in tax basis became determinable, and deferred tax benefits of $38.4 million were recorded, and will be recovered generally over a 15-year period. These benefits will be shared between us and each Principal under a tax receivable agreement (see Notes to the Consolidated Financial Statements, Note 4. Tax Receivable Agreement).

Recovery of deferred tax benefits over the 15-year period will depend on our ability to generate sufficient taxable income. The deferred tax asset of $38.4 million as of September 30, 2009, will require annual taxable income of $6.1 million over the 15-year amortization period to be recovered in full. As our taxable income has historically been significantly in excess of such amount, we believe that it is more likely than not that the deferred tax asset will be recovered and, therefore, that no valuation allowance is necessary.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2009, or as of December 31, 2008.

New Accounting Pronouncements Not Yet Adopted

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 is effective for us in 2010. SFAS 167 gives additional guidance on determining whether an entity is a variable interest entity and requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. We are evaluating the effect of SFAS 167 on our financial statements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-Q that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions, may include projections of our future financial performance, our anticipated growth strategies, descriptions of new business initiatives and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. We are under no duty to update any of these forward-looking statements after the date of this Form 10-Q to conform our prior statements to actual results or revised expectations.

Our registration statement on Form S-1 (File No. 333-149178) as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 12, 2008, as amended (“Form S-1”), pursuant to the provisions of the Securities Act of 1933, as amended (the “Act”), listed various important factors that could cause actual results to differ materially from projected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You can find them in our registration statement on Form S-1 under the heading “Risk Factors.” We incorporate that section of the Form S-1 in this filing and readers of this Report on Form 10-Q should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

In this Form 10-Q we state that we may experience a reduced number of institutional mandates, and net client cash flows, as a result of decreased portfolio rebalancing following recent market turbulence. Many factors influence our overall number of institutional mandates, as well as levels of net client cash flows, including, but not limited to, the performance of our investment strategies, interest in the particular strategies we offer and general market and economic conditions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market Risk

Revenues and Other Operating Income

Our exposure to market risk is directly related to the role of Artio Global as investment advisor for the proprietary funds, institutional commingled funds, separate accounts and sub-advised accounts it manages. Substantially all of our revenue is derived from investment advisory agreements with these funds and accounts. Under these agreements, the fees we receive are based on the fair value of the assets under management (“AuM”) and our fee rates. Accordingly, our revenue and income may decline as a result of:

•	the value of AuM decreasing;
•	our clients withdrawing funds; or
•	a shift in product mix to lower margin products.

The fair value of AuM was $55.8 billion as of September 30, 2009. Assuming a 10% increase or decrease in the value of the AuM and the change being proportionally distributed over all our products, the fair value would increase or decrease by $5.6 billion, which would cause an annualized increase or decrease in Total revenues and other operating income of approximately $34.9 million at our current effective fee rate.

We have not adopted a corporate-level risk management policy regarding client assets, nor have we historically attempted to hedge at the corporate level the market risks that would affect the value of separate client portfolios or our overall AuM. Indeed, some of these risks (e.g., sector risks, currency risks) are inherent in certain strategies, and clients may invest in particular strategies to gain exposure to these risks.

Marketable Securities

We are subject to market risk from a decline in the price of marketable securities that we own to manage our excess cash and fund future deferred compensation liabilities. These securities consist primarily of Artio Global Funds. The fair value of these marketable securities was $8.1 million as of September 30, 2009. Management regularly monitors the value of these investments; however, given their nature and relative size, we have not adopted a specific risk management policy to manage the associated market risk. Assuming a 10% increase or decrease in the values of these marketable securities, the fair value would increase or decrease by $0.8 million as of September 30, 2009.

The marketable securities held as of September 30, 2009 were denominated in U.S. dollars. The securities held in relation to the deferred compensation plan include Artio Global Funds whose underlying assets are primarily non-dollar denominated. The effect of a change in exchange rates on such securities would not have a significant effect on the financial statements.

Exchange Rate Risk

A substantial portion of the accounts that we advise, or sub-advise, hold investments that are denominated in currencies other than the U.S. dollar. These client portfolios may hold currency forwards or other derivative instruments. The fair value of these investments and instruments may be affected by movements in the rate of exchange between the U.S. dollar and the underlying foreign currency. Such movements in exchange rates affect the fair value of assets held in accounts we manage, thereby affecting the amount of revenue we earn. The fair value of the assets we manage was $55.8 billion as of September 30, 2009. The fair value of the AuM would decrease, with an increase in the value of the U.S. dollar, or increase, with a decrease in the value of the U.S. dollar. Excluding the impact of any hedging arrangements, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of the AuM by $4.6 billion, which would cause an annualized increase or decrease in Total revenues and other operating income of $28.7 million. As of September 30, 2009, approximately 82.1% of our AuM was denominated in currencies other than the U.S. dollar.

Interest Rate Risk

Certain of the accounts we advise or sub-advise own fixed income securities. Further, we typically invest our excess cash balances in short-term U.S. government fixed income securities. Interest rate changes affect the fair value of such investments or the revenue we earn from them.

Assuming a 100 basis point increase or decrease in the U.S. Treasury Note rate (and rates directly or indirectly tied to such rate), we estimate that the value of the fixed income securities we manage or sub-advise would change by approximately $252.8 million. The impact of such change would not have a material impact on our revenues or net income.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.

During our most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We have been named in certain litigation. In the opinion of management, the possibility of an outcome from this litigation that is materially adverse to us is remote.

Item 1A. Risk Factors.

Our Form S-1 contains a section entitled “Risk Factors.” We incorporate that section of the Form S-1 in this filing and readers should refer to it.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

In connection with the IPO, on September 29, 2009, Investors sold 9.0 million shares of Class B common stock to each Principal at par value. In addition, Investors issued 1.2 million shares of Class A common stock to each Principal in exchange for an equivalent number of New Class A Units and the cancellation of an equivalent number of shares of Class B common stock. These issuances were exempt from registration pursuant to Section 4(2) of the Act.

Use of Proceeds

As described in our Form S-1 effective as of September 23, 2009, on September 29, 2009, we completed an IPO of 25.0 million shares of Class A common stock at a price of $26.00 per share, before the underwriting discount, for net proceeds of $614.9 million. The net proceeds were used to repurchase and retire, at the IPO price, net of the underwriting discount, an aggregate of 22.6 million shares of Class C common stock from GAM , and to repurchase 1.2 million shares of Class A common stock from each of the Principals.

On October 5, 2009, the underwriters (managed by Goldman, Sachs & Co. as lead underwriter), exercised their option to purchase additional shares of Class A common stock at the IPO price, net of the underwriting discount, resulting in the issuance of 2,644,156 shares of Class A common stock. The net proceeds were used to repurchase and retire, at the IPO price, net of the underwriting discount, 2,644,156 shares of Class C common stock from GAM.

The total expenses of the IPO, excluding underwriting discounts and commissions, were approximately $17.4 million.

Purchases of Equity Securities

Investors’ share repurchase activity for each of the three months in the period ended September 30, 2009, was as follows:

Period	Total Number of Shares Repurchased (a)	Average Price Paid Per Share (a)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
July 1, 2009 through July 31, 2009	─	$	─	─	$	─
August 1, 2009 through August 31, 2009	─		─	─		─
September 1, 2009 through September 30, 2009	25,000,000		24.596	─		─
For the quarter ended September 30, 2009	25,000,000		24.596	─		─

(a)
These columns reflect the following transactions during the third quarter of 2009: the repurchase of 2.4 million shares of Class A common stock and the repurchase and retirement of 22.6 million shares of Class C common stock in connection with the initial public offering.

(b)	As of September 30, 2009, Investors did not have a share repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Investors’ annual meeting of shareholders for 2010 is scheduled to be held on May 11, 2010.   Pursuant to Rule 14(a)-8(e) of the Exchange Act, any shareholder that wishes to submit a shareholder proposal for such meeting, must do so by November 30, 2009.

Item 6. Exhibits.

1) Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2) Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

3) Exhibit 32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

4) Exhibit 32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on November 13, 2009.

Artio Global Investors Inc.

By:	/s/ Francis Harte
	Name:	Francis Harte
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)