Form 10-K
period 2009-12-31
Artio Global Investors Inc.
filed 2010-03-05
CIK 1419178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 1-34457
ARTIO GLOBAL INVESTORS INC.
(Exact name of registrant as specified in its charter)

Delaware	13-6174048
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
330 Madison Ave. New York, NY	10017
(Address of principal executive offices)	(Zip Code)

(212) 297-3600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:

Class A common stock	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes     ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes     ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ((§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes     ☑ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes     ☑ No

As of June 30, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates was: $0

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 1, 2010, are:

Class A common stock: 27,733,299
Class B common stock: 15,600,000
Class C common stock: 16,755,844

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Artio Global Investors Inc.’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be held on May 11, 2010, are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

ARTIO GLOBAL INVESTORS INC.
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

Performance Information Used in This Annual Report on Form 10-K (“Report”)

We manage investments through “proprietary funds” (which include Securities and Exchange Commission, or SEC, registered mutual funds such as our Artio International Equity Fund, and private offshore funds that are not SEC registered) and other types of accounts. Funds and other accounts that are managed by us with a broadly common investment objective are referred to as being part of the same “strategy.” We measure the results both of our individual funds and of our “composites,” which represent the aggregate performance of substantially all client accounts (including discretionary, fee-paying, non-taxable and taxable accounts, private offshore, institutional commingled and mutual funds) invested in the same general investment strategy. Our composites are reviewed annually for compliance with the Global Investment Performance Standards (“GIPS”), and include, for example, “Global Equity” and “High Yield.”

In “Item 1 – Business,” we include performance information about the composites in respect of our principal strategies. We do not include performance information about each of the proprietary funds, sub-advisory accounts, separate accounts and commingled funds invested in such strategies, as the returns generated in each such type of fund or account is substantially similar to the returns presented for the overall composite. Information about our proprietary funds, which compose nearly half of our assets under management, can be readily found through public sources that monitor mutual fund performance.

Results for any investment strategy described herein, and for different investment products within a strategy, are affected by numerous factors, including different material market or economic conditions; different advisory fees, brokerage commissions and other expenses; and the reinvestment of dividends or other earnings. The returns for any strategy may be positive or negative, and past performance does not guarantee future results.

Throughout this Report, we present the annualized returns of our investment strategies on a “gross” and “net” basis, which represent annualized returns before and after payment of fees, respectively. In connection with this presentation, we have also disclosed the returns of certain market indices or “benchmarks” for the comparable period. Indices that are used for these performance comparisons are unmanaged and have differing volatility, credit and other characteristics. You should not assume that there is any material overlap between the securities included in the portfolios of our investment strategies during these periods and those that comprise any Merrill Lynch Index, any MSCI Index, any Russell Index, the Citigroup USD 3 Month EUR Deposit Index, the Barclays Capital U.S. Aggregate TR Value Index, or the S&P 500® Index referred to in this Report. It is not possible to invest directly in any of the indices described above. The returns of these indices, as presented in this Report, have not been reduced by fees and expenses associated with investing in securities, but do include the reinvestment of dividends. In this Report, we refer to the date on which we began tracking the performance of an investment strategy as that strategy’s “inception date,” and to the date an investment strategy began managing capital as that strategy’s “launch date.”

Each Russell Index referred to in this Report is a registered trademark or trade name of The Frank Russell Company. The Frank Russell Company is the owner of all copyrights relating to these indices and is the source of the performance statistics of these indices that are referred to in this Report.

The MSCI EAFE® Index and the MSCI EAFE® and Canada Index, which we refer to as the MSCI EAFE® and Canada Index, are trademarks of MSCI Inc. The MSCI AC World ex USA Indexsm ND is a service mark of MSCI Inc. MSCI Inc. is the owner of all copyrights relating to these indices and is the source of the performance statistics of these indices that are referred to in this Report.

We refer to the Barclays Capital U.S. Aggregate TR Value Index as the Barclays Capital U.S. Aggregate Index. Barclays Capital is the source of the performance statistics of this index that are referred to in this Report.

Any Lipper rankings are for Class I mutual fund shares with a five-year track record only. Other classes may have different performance characteristics. Lipper, a wholly-owned subsidiary of Reuters, provides independent insight on global collective investments including mutual funds, retirement funds, hedge funds, fund fees and expenses to the asset management and media communities. Lipper ranks the performance of mutual funds within a classification of funds that have similar investment objectives. Rankings are historical with capital gains and dividends reinvested and do not include the effect of loads. If an expense waiver was in effect, it may have had a material effect on the total return or yield for the period.

Morningstar rankings are for Class I mutual fund shares with a minimum three-year track record. For each mutual fund with at least a three-year history, Morningstar calculates a Morningstar Ratingtm based on a Morningstar Risk-Adjusted Return measure that accounts for variation in a fund’s monthly performance (including the effects of sales charges, loads, and redemption fees), placing more emphasis on downward variations and rewarding consistent performance. The top 10% of funds in each category receive 5 stars, the next 22.5% receive 4 stars, the next 35% receive 3 stars, the next 22.5% receive 2 stars and the bottom 10% receive 1 star. (Each share class is counted as a fraction of one fund within this scale and rated separately, which may cause slight variations in the distribution percentages.) The Overall Morningstar Rating for a mutual fund is derived from a weighted average of the performance figures associated with its three-, five- and ten-year (if applicable) Morningstar Rating metrics. This investment’s independent Morningstar Rating metric is then compared against the mutual fund universe breakpoints to determine its hypothetical rating.

Data presented reflects past performance, which is no guarantee of future results. © 2010 Morningstar, Inc. All Rights Reserved.

None of the information in this Annual Report on Form 10-K constitutes either an offer or a solicitation to buy or sell any fund securities, nor is any such information a recommendation for any fund security or investment service.

PART I

Item 1. Business

Overview

Our Structure

Artio Global Investors Inc. (“Investors” or the “Company”) and subsidiaries (collectively, “we,” “us” or “our”) comprises Investors and its three subsidiaries, Artio Global Holdings LLC (“Holdings”), an intermediate holding company, Artio Global Management LLC (“Investment Adviser”), a registered investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”), and Artio Capital Management LLC. Holdings is approximately 74% owned by Investors, 13% owned by Richard Pell, our Chairman, Chief Executive Officer and Chief Investment Officer (“Pell”), and 13% owned by Rudolph-Riad Younes, our Head of International Equity (“Younes,” together with Pell, the “Principals”). Investment Adviser and Artio Capital Management LLC are wholly owned subsidiaries of Holdings.

Investment Adviser was organized as a corporation in Delaware on November 21, 1962 and converted to a limited liability company on May 3, 2004. It is our primary operating entity and a registered investment adviser that provides investment management services to institutional and mutual fund clients. It manages and advises the funds, which are U.S. registered investment companies; commingled institutional investment vehicles; separate accounts; and sub-advisory accounts (the “Artio Global Funds”). Our assets under management are invested primarily outside of the U.S.

Prior to September 29, 2009, Investors was a wholly owned subsidiary of Julius Baer Holding Ltd. (a Swiss corporation currently known as GAM Holding Ltd., “GAM”). On September 29, 2009, we completed an initial public offering (“IPO”) of 25.0 million shares of Investors’ Class A common stock (“Class A common stock”) at a price of $26.00 per share, before the underwriting discount, for net proceeds of $614.9 million. The net proceeds were used to repurchase and retire, at the IPO price, net of the underwriting discount, an aggregate of 22.6 million shares of Investors’ Class C common stock (“Class C common stock”) from GAM, and to repurchase 1.2 million shares of Class A common stock from each of the Principals.

On October 5, 2009, the underwriters exercised their option to purchase additional shares of Class A common stock at the IPO price, net of the underwriting discount, resulting in the issuance of 2,644,156 shares of Class A common stock. The net proceeds were used to repurchase and retire, at the IPO price, net of the underwriting discount, 2,644,156 shares of Class C common stock from GAM.

Our Business

We are best known for our International Equity strategies, which represented 83% of our assets under management as of December 31, 2009. We also offer a broad range of other investment strategies, including High Grade Fixed Income, High Yield, Global Equity and U.S. Equity strategies. As of December 31, 2009, eight out of nine composites of these strategies had outperformed their benchmarks since inception. We offer the following investment vehicles through which clients access our investment capabilities: proprietary funds, institutional commingled funds, separate accounts and sub-advisory mandates where we advise other client funds. Our revenues consist almost entirely of investment management fees, which are based primarily on the fair value of our assets under management rather than investment performance-based fees. As of December 31, 2009, 83% of our assets under management were concentrated in the International Equity I and International Equity II strategies, and 92% of our investment management fees for the year ended December 31, 2009 were attributable to fees earned from those strategies.

Our primary business objective is to consistently generate superior investment returns for our clients. We manage our investment portfolios based on a philosophy of style-agnostic investing across a broad range of opportunities, focusing on macro-economic factors and broad-based global investment themes. We also emphasize fundamental research and analysis in order to identify specific investment opportunities and capitalize on price inefficiencies. We believe that the depth and breadth of the intellectual capital and experience of our investment professionals, together with this investment philosophy and approach, have been the key drivers of our investment performance. As an organization, we concentrate our resources on meeting our clients’ investment objectives and we seek to outsource, whenever appropriate, support functions to industry leaders thereby allowing us to focus our business on the areas where we believe we can add the most value.

Our distribution efforts target institutions and organizations that demonstrate institutional buying behavior and longer-term investment horizons, such as pension fund consultants, broker dealers, registered investment advisors (“RIAs”), mutual fund platforms and sub-advisory relationships, enabling us to achieve significant leverage from our focused sales force and client service infrastructure. As of December 31, 2009, we provided investment management services to a broad and diversified spectrum of approximately 1,400 institutional clients, including some of the world’s leading corporations, public and private pension funds, endowments and foundations and major financial institutions through our separate accounts, commingled funds and proprietary funds. We also managed assets for more than 755,000 retail mutual fund shareholders through our Funds and other retail investors through 14 funds that we sub-advise for others.

In the mid-1990’s, our Principals assumed responsibility for managing our International Equity strategy. In the years that followed, we attracted attention from third parties such as Morningstar, which awarded a 5-star rating to the Artio International Equity Fund in 1999. Consequently, we began to attract significant inflows. Since 1999, we have expanded to other strategies, added portfolio managers and increased our assets under management to $56.0 billion as of December 31, 2009.

Our assets under management as of December 31, 2009 by investment vehicle and investment strategy are as follows:

Investment Vehicles (As of December 31, 2009)	Investment Strategies (As of December 31, 2009)

Industry Overview

Investment management is the professional management of securities and other assets on behalf of institutional and individual investors. This industry has enjoyed significant growth in recent years due to the capital inflows from sources such as households, pension plans and insurance companies.

Traditional investment managers, such as separate account and mutual fund managers, generally manage and advise investment portfolios of equity and fixed income securities. The investment objectives of these portfolios include maximizing total return, capital appreciation, current income and/or tracking the performance of a particular index. Performance is typically evaluated over various time periods based on investment returns relative to the appropriate market index and/or peer group. Traditional managers are generally compensated based on a small percentage of assets under management. Managers of such portfolios in the United States are registered with the SEC under the Advisers Act. Generally, investors have unrestricted access to their capital through market transactions in the case of closed-end funds and exchange-traded funds, or through withdrawals in the case of separate accounts and mutual funds, or open-end funds.

Competitive Strengths

We believe our success as an investment management company is based on the following competitive strengths:

Long-Term Track Record of Superior Investment Performance

We have a well-established track record of achieving superior investment returns over the longer term across our key investment strategies relative to our competitors and the relevant benchmarks, as reflected by the following:

•	our International Equity I composite (our longest-standing composite) has outperformed its benchmark, the MSCI AC World ex USA Index SM ND, by 7.9% on an annualized basis since its inception in 1995 through December 31, 2009 (calculated on a gross basis before payment of fees);

•	as of December 31, 2009, three of our next four largest composites had also outperformed their benchmarks on a gross basis since inception; and

•	as of December 31, 2009, five of our nine funds, representing over 99% of our assets, were rated 4- or 5- stars by Morningstar and of those five funds, all five were in the top quartile of Lipper rankings for performance since inception.

Experienced Investment Professionals and Management Team

We have an investment-centric culture that has enabled us to maintain a consistent investment philosophy and to attract and retain world-class professionals. Our current team of lead portfolio managers is highly experienced, averaging approximately 22 years of industry experience among them. Over the past five years, our team of investment professionals has expanded from approximately 20 to approximately 50 people and we have experienced only minimal departures during this period. Furthermore, our entire team of senior managers (including marketing and sales directors and client service managers) averages approximately 25 years of industry experience.

Leading Position in International Equity

We have a leading position in international equity investment management and as of December 31, 2009, we ranked as the 11th largest manager of international equity mutual funds in the United States, according to Strategic Insight. We believe that we are well-positioned to take advantage of opportunities in this attractive asset class over the next several years. However, in 2009, our International Equity strategies have generated returns that are well below their benchmarks, which, despite our strong long-term investment performance, could negatively impact our competitive position.

Strong Track Records in Other Investment Strategies

In addition to our leading position in international equity, we enjoy strong long-term track records in several of our other key strategies. Our Total Return Bond Fund ranked in the 3rd quartile of its Lipper universe over the one-year period, in the 2nd quartile of its Lipper universe over the three- year period, and in the 1st quartile of its Lipper universe over the five-year period ended December 31, 2009 and since inception, as of December 31, 2009. Our Global High Income Fund ranked in the 1st quartile of its Lipper universe over the one-year period and in the top decile over the three- and five-year periods ended December 31, 2009 and since inception, as of December 31, 2009. Our Global Equity Fund ranked in the 2nd quartile of its Lipper universe over the one- and three-year periods ended December 31, 2009, and since inception as of December 31, 2009.

Strong Relationships with Institutional Clients

We focus our efforts on institutions and organizations that demonstrate institutional buying behavior and longer-term investment horizons. As of December 31, 2009, we provided investment management services to approximately 1,400 institutional clients invested in separate accounts, commingled funds or proprietary funds. We have found that while institutional investors generally have a longer and more extensive due diligence process prior to investing, this results in clients who are more focused on our method of investing and our long-term results, and, as a result, our institutional relationships tend to be longer, with less year-to-year turnover, than is typical among retail clients.

Effective and Diverse Distribution

Our assets under management are distributed through multiple channels. By utilizing our intermediated distribution sources and focusing on institutions and organizations that exhibit institutional buying behavior, we are able to achieve significant leverage from our focused sales force and client service infrastructure. We have developed strong relationships with most of the major pension and industry consulting firms, which have allowed us access to a broad range of institutional clients. As of December 31, 2009, no single consulting firm represented greater than approximately 4% of our assets under management and our largest individual client represented approximately 3% of our total assets under management. We access retail investors through our relationships with intermediaries such as RIAs and broker dealers as well as through mutual fund platforms and sub-advisory relationships. Our distribution efforts with retail intermediaries, particularly broker dealers, are more recent than our institutional efforts and, as a result, our assets sourced through the largest broker dealers represent a relatively small portion of our assets under management. However, as a result of recent consolidation among broker dealers with whom we have established relationships, we believe we have opportunities to reach additional retail investors through our existing relationships.

Strong Organic Growth in Assets under Management and Sustained Net Client Inflows

In the period from December 31, 2003 through December 31, 2009, our assets under management grew from $7.5 billion to $56.0 billion, representing a compound annual growth rate (“CAGR”) of 40%. Until mid-2008, our assets under management growth was the result of a combination of general market appreciation, our record of outperforming the relevant benchmarks and an increase in net client cash inflows, which we define as the amount by which client additions to new and existing accounts exceed withdrawals from client accounts. However, market depreciation in 2008 and early 2009 had a significant negative impact on our assets under management. During the period between December 31, 2003 and December 31, 2009, net client cash inflows represented 85% of our overall growth, including $0.3 billion of net client cash inflows during the year ended December 31, 2009.

Focused Business Model

Our business model is designed to focus the vast majority of our resources on meeting our clients’ investment objectives. Accordingly, we take internal ownership of the aspects of our operations that directly influence the investment process, our client relationships and risk management. We seek to outsource, whenever appropriate, support functions, including middle- and back-office activities, to industry leaders, whose services we closely monitor. This allows us to focus our efforts where we believe we can add the most value. We believe this approach has also resulted in an efficient and streamlined operating model, which has generated strong operating margins, limited fixed expenses and an ability to maintain profitability during difficult periods. As a result, in the years ended December 31, 2009, 2008 and 2007, we produced Adjusted operating income of $173 million, $252 million and $280 million from Total revenues and other operating income of $307 million, $422 million and $446 million, representing Adjusted operating margins of 56.4%, 59.8% and 62.7%, respectively. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Adjusted Performance Measures” for a reconciliation of Operating income (loss) before income tax expense to Adjusted operating income.

Strategy

We seek to achieve consistent and superior long-term investment performance for our clients. Our strategy for continued success and future growth is guided by the following principles:

Continue to Capitalize on our Reputation in International Equity

We expect to continue to grow our International Equity assets under management. Our International Equity I strategy, which had $21.7 billion in assets under management as of December 31, 2009, was closed to new investors in August 2005 in order to preserve its ability to invest effectively in smaller capitalization investments. The successor strategy, International Equity II, which mirrors the International Equity I strategy in all respects except that it does not allocate assets to these small capitalization investments and therefore does not have the same capacity constraint as International Equity I, was launched in March 2005. International Equity II has grown to $24.7 billion (as of December 31, 2009) in assets under management in less than five years. We believe we have the capacity to handle additional assets within our International Equity II strategy. Given our reputation as a manager of international equity and our expectation of continued strong institutional demand for international equity, we aim to continue to grow international equity assets under management over the longer term and leverage our experience in International Equity to grow our Global Equity strategy in order to capitalize on increasing flows into this strategy from investors in the United States.

Grow our other Investment Strategies

Historically, we concentrated our distribution efforts primarily on our International Equity strategies. In recent years, we have focused on expanding and growing our other strategies as well, including our High Grade Fixed Income, High Yield and Global Equity strategies, which have experienced significant growth in assets under management as a result. We expect our U.S. Equity strategies to provide additional growth now that they have achieved their three-year performance track records in July 2009, which are an important pre-requisite to investing for many institutional investors. Morningstar ratings for Class I shares are: 4-star rating for Artio US Smallcap Fund, 2-star rating for Artio US Multicap Fund, 2-star rating for Artio US Midcap Fund and 1-star rating for Artio US Microcap Fund. We also intend to continue to selectively initiate new product offerings in additional asset classes where we believe our investment professionals have the potential to produce attractive risk-adjusted returns.

Further Extend our Distribution Capabilities

We continue to focus on expanding our distribution capabilities into those markets and client segments where we see demand for our product offerings and which we believe are consistent with our philosophy of focusing on distributors who display institutional buying behavior through their selection process and due diligence. For example, in 2005 we supplemented our existing distribution capabilities by developing a team to distribute to broker dealers through targeting their head-office product distribution teams. We expect to add additional resources to this team in 2010. In addition, we have selectively strengthened our international distribution by expanding into Canada and expect to further develop our international distribution over time.

Maintain a Disciplined Approach to Growth

We are an investment-centric firm that focuses on the delivery of superior long-term investment returns for our clients through the application of our established investment processes and risk management discipline. While we have generated significant growth in our assets under management over the past several years and have continued to develop a broader range of investment offerings, we are focused on long-term success and we will only pursue those expansion opportunities that are consistent with our operating philosophy. This philosophy requires that:

•	each new investment strategy and offering must provide the potential for attractive risk adjusted returns for clients in these new strategies without negatively affecting return prospects for existing clients;

•	new client segments or distribution sources must value our approach and be willing to appropriately compensate us for our services; and

•	new product offerings and client segments must be consistent with the broad investment mission and not alter the investment-centric nature of our firm’s culture.

By ensuring that each new opportunity is evaluated against these criteria we intend to maintain a disciplined approach to growth for the long-term. For example, we closed our International Equity I strategy to new investments in August 2005, in order to preserve return opportunity in our smaller capitalization investments for existing International Equity I investors. In anticipation of this, we launched our International Equity II strategy in March 2005 with the same focus as our International Equity I strategy except that it does not invest in small-cap companies.

Continue to Focus on Risk Management

Risk is inherent in the investment management business. However, in a well-controlled risk environment, risks can generally be anticipated and managed and the adequacy of return for risk-taking can be assessed, making it possible to rationalize the relationship between risk and reward. Therefore, as an investment organization, we focus intensely on risk management.

We categorize our risks into three classes: risks that have alpha associated with them (portfolio, or market risk), strategic risk and non-market risk, which are typically characterized by the risk of loss. Our Company is subject to many non-market risks, including fiduciary risk, reputational risk, operational risk, legal and regulatory risk.

We manage risk at multiple levels throughout the organization, including directly by the portfolio manager, at the Chief Investment Officer level, and more broadly through an Enterprise Risk Management framework overseen by the Management Committee, which identifies, assesses and manages the full range of risks that face our Company and reports to the Board of Directors.

Our Enterprise Risk Management framework includes the creation of a number of internal committees, such as the Compliance Committee, the Operating Committee, the Information Technology Steering Committee, and the Trading and Investments Committee, each of which operates pursuant to a written charter. The Risk Management Committee, which reports to the Management Committee, coordinates the risks overseen by each of these committees, and provides centralized oversight and management thereof.

In addition to the staff committees described above, the Company has a risk management group that focuses on investment-related risk. At the investment portfolio level, we seek to manage risk daily on a real-time basis with an emphasis on identifying which investments are working, which investments are not, and what factors are influencing performance on both an intended and unintended basis. This approach to managing portfolio-level risk is not designed to avoid taking risks, but to seek to ensure that the risks we choose to take are rewarded with an appropriate premium opportunity for those risks. This approach to managing portfolio-level risk is an integral component of our investment processes.

Investment Strategies, Products and Performance

Overview

Our investment strategies are grouped into five asset classes: International Equity (which as of December 31, 2009 included: five proprietary funds, six institutional commingled funds, 75 separate accounts and nine sub-advisory accounts); Global Equity (which as of December 31, 2009 included: two proprietary funds, three separate accounts and two institutional commingled funds); U.S. Equity (which as of December 31, 2009 included: eight proprietary funds and one sub-advisory account); High Grade Fixed Income (which as of December 31, 2009 included: three proprietary funds, 13 separate accounts and three sub-advisory accounts); and High Yield (which as of December 31, 2009 included: two proprietary funds, two institutional commingled funds, two separate accounts and one sub-advisory account).

While each of our investment teams has a distinct process and approach to managing their investment portfolios, we foster an open, collaborative culture that encourages the sharing of ideas and insights across teams. This approach serves to unify and define us as an asset manager and has contributed to the strong results across our range of strategies. Although not specifically designed as such nor centrally mandated, the following practices are core to each team’s philosophy and process:

•	A team-based approach;

•	A reliance on internally generated research and independent thinking;

•	A belief that broad-based quantitative screening prior to the application of a fundamental research overlay is as likely to hide opportunities as it is to reveal them;

•	A significant emphasis on top-down/macro inputs and broad-based global investment themes to complement unique industry specific bottom-up analysis;

•	An intense focus on risk management, but not an aversion to taking risk that is rewarded with an appropriate premium; and

•	A belief that ultimate investment authority and accountability should reside with individuals within each investment team rather than committees.

We further believe that sharing ideas and analyses across investment teams allows us to leverage our knowledge of markets across the globe. In addition, this collaboration has enabled us to successfully translate profitable ideas from one asset class or market to another across our range of investment strategies.

We offer the following investment vehicles through which clients access our investment capabilities: proprietary funds, institutional commingled funds, separate accounts and sub-advisory accounts. We currently serve as investment advisor to nine SEC-registered mutual funds that offer no-load open-end share classes. In addition, we offer two private offshore funds to select offshore clients. Our institutional commingled funds are private pooled investment vehicles which we offer to qualified institutional clients such as public and private pension funds, foundations and endowments, membership organizations and trusts. We similarly manage separate accounts for institutional clients such as public and private pension funds, foundations and endowments and generally offer these accounts to institutional investors making the required minimum initial investment, which vary by strategy. Due to the size of the plans and specific reporting requirements of these investors, a separately managed account is often necessary to meet our clients’ needs. Our sub-advisory accounts include six SEC-registered mutual funds managed pursuant to sub-advisory agreements and eight non-SEC registered funds. Our sub-advisory account services are primarily focused on our International Equity strategies. Clients include financial services companies looking to supplement their own product offerings with products externally managed by managers with specific expertise, which we provide.

Investment Strategies

The table below sets forth the total assets under management for each of our investment strategies as of December 31, 2009, the strategy inception date and, for those strategies which we make available through an SEC-registered mutual fund, the Lipper ranking of the Class I shares of such mutual fund against similar funds based on performance since inception.

				Quartile
	Total AuM as of	Strategy		Ranking Since
Strategy	December 31, 2009	Inception Date		Inception
	(in millions)

International Equity
International Equity I	$21,656	May 1995		1
International Equity II	24,716	April 2005	(1)	1
Other International Equity	77	Various		—
High Grade Fixed Income
Total Return Bond	4,453	February 1995		1
U.S. Fixed Income & Cash	840	Various		—
High Yield
High Yield	3,516	April 2003		1
Global Equity
Global Equity	618	July 1995		2
U.S. Equity
Micro-Cap	52	August 2006		2
Small-Cap	18	August 2006		1
Mid-Cap	5	August 2006	(2)	3
Multi-Cap	6	August 2006	(3)	2
Other	36

Total	$55,993

(1)	We classify within International Equity II certain sub-advised mandates that were initially part of our International Equity I strategy because net client cash flows into these mandates, since 2005, have been invested according to the International Equity II strategy and the overall portfolios of these mandates are currently more similar to our International Equity II strategy.

(2)	Lipper compares our Mid-Cap fund with the Lipper “Mid-Cap Growth Funds” class category. We believe the Lipper “Mid-Cap Core Funds” class category is better aligned with the strategies with which we compete. Our ranking since inception in the “Mid-Cap Core Funds” class category as of December 31, 2009 was in the 2nd quartile. See “Performance Information Used in This Report.”

(3)	Lipper compares our Multi-Cap fund with the Lipper “Multi-Cap Growth Funds” class category. We believe the Lipper “Multi-Cap Core Funds” class category is better aligned with the strategies with which we compete. Our ranking since inception in the “Multi-Cap Core Funds” class category as of December 31, 2009 was in the 1st quartile. See “Performance Information Used in This Report.”

Set forth below is a description of each of our strategies and their performance.

International Equity

Our International Equity strategies are core strategies that do not attempt to follow either a “growth” approach or a “value” approach to investing. The International Equity strategies invest in equity securities and equity derivatives in developed and emerging markets outside the United States. We believe that maintaining a diversified core portfolio, driven by dynamic sector and company fundamental analysis, is the key to delivering superior, risk-adjusted, long-term performance in the international equity markets. The investment process for the International Equity strategy is a three phase process consisting of: (i) thinking – conducting broad global fundamental analysis to establish relative values and priorities across and between sectors and geographies; (ii) screening – conducting a detailed fundamental analysis of the competitive relationship between companies and the sectors and countries in which they operate; and (iii) selecting – carefully considering whether the investment opportunity results from (a) an attractive relative value, (b) a catalyst for change, (c) in the case of emerging markets, in a market, sector or region undergoing transformation from emerging toward developed status, (d) a company in a dominant competitive position or (e) a company exhibiting a strong financial position with strong management talent and leadership. The overall objective of our investment process is to create a highly diversified portfolio of the most relatively attractive securities in over 20 countries. The portfolio is monitored on a daily basis using a proprietary attribution system that permits us to track how particular investments contribute to performance.

The 30 professionals that comprise this team are responsible for managing International Equity investment strategies which, in the aggregate, accounted for $46.4 billion of our total assets under management as of December 31, 2009, with 44% of these assets in proprietary funds, 31% in separate accounts, 19% in commingled funds and 6% in sub-advised accounts.

•	International Equity I (“IE I”)

We launched this strategy in May 1995 and, as of December 31, 2009, it accounted for approximately $21.7 billion of assets under management, including the $11.0 billion Artio International Equity Fund. IE I was closed to new investors in August 2005 in order to preserve the return opportunity in our smaller capitalization investments for existing IE I investors. As of December 31, 2009, the Artio International Equity Fund ranked in the 84th percentile of its Lipper universe over the past one-year period and in the 3rd and 1st quartile over the past three- and five-year periods, respectively.

The following table sets forth the changes in assets under management for the three years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
International Equity I	2009	2008	2007
	(in millions)

Beginning assets under management	$20,188	$42,517	$37,368
Gross client cash inflows	1,759	3,126	4,764
Gross client cash outflows	(4,406)	(7,384)	(5,987)

Net client cash flows	(2,647)	(4,258)	(1,223)
Transfers between investment strategies	10	(155)	—

Total client cash flows	(2,637)	(4,413)	(1,223)
Market appreciation (depreciation)	4,105	(17,916)	6,372

Ending assets under management	$21,656	$20,188	$42,517

•	International Equity II (“IE II”)

We launched a second International Equity strategy in March 2005. IE II mirrors IE I in all respects except that it does not invest in companies with small capitalizations. We direct all new International Equity mandates into this strategy. As of December 31, 2009, IE II accounted for approximately $24.7 billion of assets under management. We classify within IE II certain sub-advised mandates that were initially part of our IE I strategy because net client cash flows into these mandates, since 2005, have been invested according to the IE II strategy and the overall portfolios of these mandates are currently more similar to our IE II strategy. As of December 31, 2009, the Artio International Equity Fund II ranked in the 79th percentile of its Lipper universe for the one year and in the 2nd quartile over the three-year period.

The following table sets forth the changes in assets under management for the three years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
International Equity II	2009	2008	2007
	(in millions)

Beginning assets under management	$18,697	$26,050	$12,932
Gross client cash inflows	6,349	11,532	12,331
Gross client cash outflows	(5,249)	(5,706)	(2,016)

Net client cash flows	1,100	5,826	10,315
Transfers between investment strategies	—	109	—

Total client cash flows	1,100	5,935	10,315
Market appreciation (depreciation)	4,919	(13,288)	2,803

Ending assets under management	$24,716	$18,697	$26,050

•	Other International Equity

In addition to our core IE I and IE II strategies, we have several other smaller International Equity strategies that we have developed in response to specific client requests which, in the aggregate, accounted for approximately $0.1 billion in assets under management as of December 31, 2009.

The table below sets forth the annualized returns, gross and net (which represent annualized returns prior to and after payment of fees, respectively) of our largest International Equity composites from their inception to December 31, 2009, and in the five-year, three-year and one-year periods ended December 31, 2009, relative to the performance of the market indices that are most commonly used by our clients to compare the performance of the relevant composite.

	Year Ended December 31, 2009
	Since
	Inception	5 Years	3 Years	1 Year

International Equity I
Annualized Gross Returns	13.0%	5.5%	(5.9)%	26.0%
Annualized Net Returns	11.5%	4.6%	(6.6)%	25.0%
MSCI EAFE Index®	4.6%	3.5%	(6.0)%	31.8%
MSCI AC World ex USA Indexsm ND	5.2%	5.8%	(3.5)%	41.4%
International Equity II
Annualized Gross Returns	6.1%	—	(4.9)%	26.1%
Annualized Net Returns	5.4%	—	(5.5)%	25.3%
MSCI EAFE Index®	3.8%	—	(6.0)%	31.8%
MSCI AC World ex USA Indexsm ND	6.1%	—	(3.5)%	41.4%

The table below sets forth the annualized returns, gross and net (which represent annualized returns prior to and after payment of fees, respectively) of our largest International Equity composites for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, relative to the performance of the market indices that are most commonly used by our clients to compare the performance of the relevant composite.

	Year Ended December 31,
	2009	2008	2007	2006	2005

International Equity I
Gross Returns	26.0%	(44.1)%	18.4%	32.9%	18.3%
Net Returns	25.0%	(44.6)%	17.5%	31.5%	17.1%
MSCI EAFE Index®	31.8%	(43.4)%	11.2%	26.3%	13.5%
MSCI ACWI ex USA Indexsm ND	41.4%	(45.5)%	16.7%	26.7%	16.6%
International Equity II
Gross Returns	26.1%	(42.3)%	18.2%	31.0%	17.4%	(1)
Net Returns	25.3%	(42.6)%	17.4%	30.0%	16.9%	(1)
MSCI EAFE Index®	31.8%	(43.4)%	11.2%	26.3%	13.7%	(1)
MSCI ACWI ex USA Indexsm ND	41.4%	(45.5)%	16.7%	26.7%	16.3%	(1)

(1)	Results for the year ended December 31, 2005 are for the period from April 1, 2005 (the inception of IE II) through December 31, 2005.

The returns generated by the proprietary funds, sub-advisory accounts, separate accounts and institutional commingled funds invested in our International Equity strategies for the periods ended December 31, 2009 and 2008 are substantially similar to the returns presented in the tables above.

High Grade Fixed Income

We manage investment grade fixed income strategies that include high grade debt of both U.S. and non-U.S. issuers. Our main offering is our Total Return Bond strategy, also known as the Core Plus strategy, which invests over 60% of portfolio assets in the U.S. fixed income markets (the “Core”) but also seeks to take advantage of those opportunities available in the investment grade components of non-U.S. markets (the “Plus”). We also offer a Core Plus Plus strategy, which combines our Total Return Bond strategy with allocations to high yield. The High Yield portion of these assets is reflected in the High Yield section of our discussion. In addition, we manage several U.S. fixed income and cash strategies.

We believe an investment grade fixed income portfolio can consistently deliver a source of superior risk-adjusted returns when enhanced through effective duration budgeting, expansion to include foreign sovereign debt, yield curve positioning across multiple curves and sector-oriented credit analysis. The investment process for the investment grade fixed income strategies involves five key steps: (i) market segmentation; (ii) macro fundamental analysis and screening of global macro-economic factors; (iii) internal rating assignment; (iv) target portfolio construction; and (v) risk distribution examination. The portfolio is constantly monitored and rebalanced as needed.

The seven professionals in our High Grade Fixed Income team are responsible for both the global high grade and U.S. fixed income products which, in the aggregate, accounted for $5.3 billion of our total assets under management as of December 31, 2009. We have focused our distribution efforts on these strategies since the beginning of 2007 and have increased our assets under management invested in these strategies by $3.3 billion as a result. As of December 31, 2009, 31% of the $5.3 billion in assets under management was in proprietary funds, 53% was in separate accounts and 16% was in sub-advised accounts.

•	Total Return Bond – We launched this product in February 1995 and, as of December 31, 2009, it accounted for approximately $4.5 billion of assets under management. As of December 31, 2009, the Total Return Bond Fund (I-Shares) ranked in the 3rd quartile of its Lipper universe over the past one-year period and in the 2nd and 1st quartile over the past three- and five-year periods, respectively.

•	U.S. Fixed Income & Cash – As of December 31, 2009, these products accounted for approximately $0.8 billion of assets under management, mostly through sub-advisory arrangements with GAM’s offshore funds. See Item 8. Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements, Note 6. Related Party Activities.

The following table sets forth the changes in assets under management for the three years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
High Grade Fixed Income	2009	2008	2007
	(in millions)

Beginning assets under management	$4,566	$4,657	$1,998
Gross client cash inflows	1,481	1,550	2,910
Gross client cash outflows	(1,230)	(1,523)	(535)

Net client cash flows	251	27	2,375
Transfers between investment strategies	(16)	(117)	—

Total client cash flows	235	(90)	2,375
Market appreciation (depreciation)	492	(1)	284

Ending assets under management	$5,293	$4,566	$4,657

The table below sets forth the annualized returns, gross and net (which represent annualized returns prior to and after payment of fees, respectively) of our principal composite, the Total Return Bond (Core Plus) composite, from its inception to December 31, 2009, and in the five-year, three-year, and one-year periods ended December 31, 2009, relative to the performance of the market indices that are most commonly used by our clients to compare the performance of the composite.

	Year Ended December 31, 2009
	Since
Total Return Bond	Inception	5 Years	3 Years	1 Year

Annualized Gross Returns	7.9%	5.7%	6.7%	11.2%
Annualized Net Returns	7.1%	5.0%	6.2%	10.7%
Barclays Capital U.S. Aggregate Bond Index	6.7%	5.0%	6.0%	5.9%
Customized Index(1)	6.3%	4.6%	6.4%	5.4%

(1)	The customized index is composed of 80% of the Merrill Lynch 1-10 year U.S. Government/Corporate Index and 20% of the JP Morgan Global Government Bond (non-U.S.) Index.

The table below sets forth the annualized returns, gross and net (which represent annualized returns prior to and after payment of fees, respectively) of our principal composite, the Total Return Bond (Core Plus) composite, for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, relative to the performance of the market indices that are most commonly used by our clients to compare the performance of the relevant composite.

	Year Ended December 31,
Total Return Bond	2009	2008	2007	2006	2005

Gross Returns	11.2%	0.9%	8.3%	5.5%	2.7%
Net Returns	10.7%	0.4%	7.7%	4.8%	1.7%
Barclays Capital U.S. Aggregate Bond Index	5.9%	5.2%	7.0%	4.3%	2.4%
Customized Index(1)	5.4%	5.6%	8.2%	4.7%	(0.6)%

(1)	The customized index is comprised of 80% of the Merrill Lynch 1-10 year U.S. Government/Corporate Index and 20% of the JP Morgan Global Government Bond (non-U.S.) Index.

The returns generated by the proprietary funds, sub-advisory accounts and separate accounts invested in our High Grade Fixed Income strategy for the periods ended December 31, 2009 and 2008 are substantially similar to the returns presented in the tables above.

High Yield

Our High Yield strategy invests in securities issued by non-investment grade issuers in both developed markets and emerging markets. By bringing a global perspective to the management of high yield securities and combining it with a disciplined, credit-driven investment process, we believe we can provide our clients with a more diversified/higher yielding portfolio that is designed to deliver superior risk-adjusted returns. The investment process for the High Yield strategy seeks to generate high total returns by following five broad-based fundamental investment rules: (i) applying a global perspective on industry risk analysis and the search for investment opportunities; (ii) intensive credit research based on a “business economics” approach; (iii) stop-loss discipline that begins and ends with the question “Why should we not be selling the position?”; (iv) avoiding over-diversification to become more expert on specific credits; and (v) low portfolio turnover. The investment process is primarily a bottom-up approach to investing, bringing together the team’s issuer, industry and asset class research and more macro-economic, industry and sector-based insights. With this information, the team seeks to identify stable to improving credits. Once the team has established a set of “buyable” candidates, it constructs a portfolio through a process of relative value considerations that seek to maximize the total return potential of the portfolio within a set of risk management constraints.

The six professionals comprising our High Yield team are responsible for managing the High Yield strategy which accounted for approximately $3.5 billion of our total assets under management as of December 31, 2009, with 59% of these assets in proprietary funds, 13% in separate accounts, 20% in sub-advised accounts and 8% in commingled funds. The main vehicle for this strategy is the Artio Global High Income Fund, which we launched in December 2002. The fund carried a Morningstar 5-star rating on its Class I shares and Class A shares as of December 31, 2009. The Global High Income Fund also ranked in the 1st quartile of its Lipper universe over the one-year period, and the top decile over the three- and five-year periods ending December 31, 2009 and since inception, as of December 31, 2009.

The following table sets forth the changes in assets under management for the three years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
High Yield	2009	2008	2007
	(in millions)

Beginning assets under management	$977	$852	$261
Gross client cash inflows	2,399	807	671
Gross client cash outflows	(639)	(442)	(198)

Net client cash flows	1,760	365	473
Transfers between investment strategies	6	117	—

Total client cash flows	1,766	482	473
Market appreciation (depreciation)	773	(357)	118

Ending assets under management	$3,516	$977	$852

The table below sets forth the annualized returns, gross and net (which represent annualized returns prior to and after payment of fees, respectively) of our High Yield composite from its inception to December 31, 2009, and in the five-year, three-year, and one-year periods ended December 31, 2009, relative to the performance of the market indices which are most commonly used by our clients to compare the performance of the composite.

	Year Ended December 31, 2009
	Since
High Yield	Inception	5 Years	3 Years	1 Year

Annualized Gross Returns	11.2%	8.4%	8.0%	56.4%
Annualized Net Returns	10.0%	7.2%	6.9%	54.9%
ML Global High Yield USD Constrained Index	9.9%	6.8%	6.7%	62.2%

The table below sets forth the annualized returns, gross and net (which represent annualized returns prior to and after payment of fees, respectively) of our High Yield composite for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 relative to the performance of the market indices that are most commonly used by our clients to compare the performance of the relevant composite.

	Year Ended December 31,
High Yield	2009	2008	2007	2006	2005

Gross Returns	56.4%	(23.6)%	5.2%	12.6%	5.7%
Net Returns	54.9%	(24.3)%	4.1%	11.2%	4.4%
ML Global High Yield USD Constrained Index	62.2%	(27.5)%	3.4%	12.2%	1.6%

The returns generated by the proprietary funds, sub-advisory accounts, separate accounts and institutional commingled funds invested in our High Yield strategies for the years ended December 31, 2009 and 2008 are substantially similar to the returns presented in the tables above.

Global Equity

Global Equity is a core, multi-cap equity strategy that invests in companies worldwide. While U.S. investors have traditionally split investment decisions into U.S. versus non-U.S. categories, we believe that U.S. investors will adopt the global paradigm and this distinction will evolve into the adoption of true global equity portfolios. The impact of globalization continues to diminish the importance of “country of origin” within the equity landscape and industry considerations have become much more critical in understanding company dynamics, particularly within more developed markets. We believe that our strength in analyzing and allocating to opportunities within developed and emerging markets positions us to effectively penetrate this growing area. This strategy employs the same investment process as our International Equity strategies, but includes the U.S. equity market in its investing universe.

In addition to managing our International Equity strategies, the 30 professionals that comprise this team are also responsible for our Global Equity strategy and receive input from our U.S. Equity teams, as appropriate. As of December 31, 2009, Global Equity accounted for approximately $618 million of assets under management, with 12% of these assets in our proprietary funds, 54% in separate accounts and 34% in commingled funds. As of December 31, 2009, the Artio Global Equity Fund ranked in the 2nd quartile of its Lipper universe over the past one-year period and in the 2nd quartile over the past three-year period and had a 3-star Morningstar rating.

	Year Ended December 31,
Global Equity	2009	2008	2007
	(in millions)

Beginning assets under management	$591	$761	$563
Gross client cash inflows	89	210	275
Gross client cash outflows	(186)	(95)	(151)

Net client cash flows	(97)	115	124
Transfers between investment strategies	—	46	—

Total client cash flows	(97)	161	124
Market appreciation (depreciation)	124	(331)	74

Ending assets under management	$618	$591	$761

The table below sets forth the annualized returns, gross and net (which represents annualized returns prior to and after payment of fees, respectively) of our Global Equity composite from its inception to December 31, 2009, and in the five-year, three-year and one-year periods ended December 31, 2009, relative to the performance of the market indices that are most commonly used by our clients to compare the performance of the composite.

	Year Ended December 31, 2009
	Since
Global Equity	Inception	5 Years	3 Years	1 Year

Annualized Gross Returns	9.6%	4.3%	(4.2)%	32.2%
Annualized Net Returns	8.4%	3.3%	(4.7)%	31.5%
MSCI World Index	5.6%	2.0%	(5.6)%	30.0%
MSCI AC World Indexsm	5.5%	3.1%	(4.6)%	34.6%

The table below sets forth the annualized returns, gross and net (which represent annualized returns prior to and after payment of fees, respectively) of our Global Equity composite for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, relative to the performance of the market indices that are most commonly used by our clients to compare the performance of the relevant composite.

	Year Ended December 31,
Global Equity	2009	2008	2007	2006	2005

Gross Returns	32.2%	(40.8)%	12.5%	23.2%	13.9%
Net Returns	31.5%	(41.2)%	11.7%	21.4%	11.8%
MSCI World Index	30.0%	(40.7)%	9.0%	20.1%	9.5%
MSCI AC World Indexsm	34.6%	(42.2)%	11.7%	21.0%	10.8%

The returns generated by the proprietary funds, sub-advisory accounts, separate accounts and institutional commingled funds invested in our Global Equity strategies for the years ended December 31, 2009 and 2008 are substantially similar to the returns presented in the tables above.

U.S. Equity

Our various U.S. Equity strategies were launched in July 2006 and include Micro-, Small-, Mid- and Multi-Cap investment strategies that invest in equity securities of U.S. issuers with market capitalizations that fit within the indicated categories. We believe a diversified core portfolio, driven by extensive independent research and the ability to capitalize on price inefficiencies of companies are the key components to delivering consistently superior long-term performance. The investment process we undertake for these U.S. Equity strategies focuses on individual stock selection based on in-depth fundamental research, valuation and scenario analysis, rather than market timing or sector/industry concentration. This process is comprised of three steps: (i) sector and industry quantitative and qualitative screening; (ii) conducting fundamental research; and (iii) valuing investments based on upside/downside scenario analysis. Our investment process focuses on both quantitative and qualitative factors.

The seven professionals comprising our U.S. Equity team are responsible for managing the four distinct investment strategies which, in the aggregate, accounted for $81 million of our total assets under management as of December 31, 2009, with 44% in proprietary funds and 56% in sub-advised accounts.

•	Multi-Cap – We launched this strategy in July 2006 and, as of December 31, 2009, it accounted for approximately $6 million of assets under management. The Multi-Cap strategy ranked in the 2nd quartile of the Lipper “Multi-Cap Growth Funds” class category since inception as of December 31, 2009.

•	Mid-Cap – We launched this strategy in July 2006 and, as of December 31, 2009, it accounted for approximately $5 million of assets under management. The Mid-Cap strategy ranked in the 3rd quartile of the Lipper “Mid-Cap Growth Funds” class category since inception as of December 31, 2009.

•	Small-Cap – We launched this strategy in July 2006 and, as of December 31, 2009, it accounted for approximately $18 million of assets under management. The Small-Cap strategy ranked in the top decile in the Lipper “Small-Cap Growth Funds” class category since inception as of December 31, 2009.

•	Micro-Cap – We launched this strategy in July 2006 and, as of December 31, 2009, it accounted for approximately $52 million of assets under management. The Micro-Cap strategy ranked in the 2nd quartile of its Lipper universe since inception as of December 31, 2009.

The table below sets forth the changes in assets under management for the three years ended December 31, 2009, 2008 and 2007:

	Year Ended
	December 31,
US Equity	2009	2008	2007
	(in millions)

Beginning assets under management	$49	$133	$138
Gross client cash inflows	14	18	73
Gross client cash outflows	(9)	(38)	(82)

Net client cash flows	5	(20)	(9)
Transfers between investment strategies	—	—	—

Total client cash flows	5	(20)	(9)
Market appreciation (depreciation)	27	(64)	4

Ending assets under management	$81	$49	$133

The table below sets forth the annualized returns, gross and net (which represents annualized returns prior to and after payment of fees, respectively) of our U.S. Equity composites from their inception to December 31, 2009, relative to the performance of the market indices which are most commonly used by our clients to compare the performance of the relevant composite.

	Year Ended December 31, 2009
	Since
US Equities	Inception	3 Years	1 Year

Multi-Cap
Annualized Gross Returns	2.8%	(2.1)%	51.1%
Annualized Net Returns	1.9%	(2.8)%	49.9%
Russell 3000® Index	(1.5)%	(5.4)%	28.3%
Mid-Cap
Annualized Gross Returns	1.2%	(4.2)%	53.4%
Annualized Net Returns	0.4%	(4.9)%	52.1%
Russell Mid-Cap® Index	(0.7)%	(4.6)%	40.5%
Small-Cap
Annualized Gross Returns	6.8%	3.1%	66.9%
Annualized Net Returns	6.0%	2.3%	65.3%
Russell 2000® Index	(1.9)%	(6.1)%	27.2%
Micro-Cap
Annualized Gross Returns	(2.0)%	(7.3)%	60.8%
Annualized Net Returns	(3.0)%	(8.1)%	59.3%
Russell 2000® Index	(1.9)%	(6.1)%	27.2%
Russell Micro-Cap® Index	(6.2)%	(10.9)%	27.5%

The table below sets forth the annualized returns, gross and net (which represent annualized returns prior to and after payment of fees, respectively) of our U.S. Equity composites for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, relative to the performance of the market indices that are most commonly used by our clients to compare the performance of the relevant composite.

	Year Ended December 31,
	2009	2008	2007	2006(1)	2005

Multi-Cap
Gross Returns	51.1%	(41.4)%	6.1%	17.1%	N/A
Net Returns	49.9%	(41.8)%	5.1%	16.4%	N/A
Russell 3000® Index	28.3%	(37.3)%	5.1%	12.2%	N/A
Mid-Cap
Gross Returns	53.4%	(44.7)%	3.7%	18.3%	N/A
Net Returns	52.1%	(45.1)%	3.0%	17.7%	N/A
Russell Mid-Cap® Index	40.5%	(41.5)%	5.6%	12.4%	N/A
Small-Cap
Gross Returns	66.9%	(41.1)%	11.3%	14.5%	N/A
Net Returns	65.3%	(41.5)%	10.7%	13.9%	N/A
Russell 2000® Index	27.2%	(33.8)%	(1.6)%	13.1%	N/A
Micro-Cap
Gross Returns	60.8%	(50.4)%	(0.2)%	17.0%	N/A
Net Returns	59.3%	(50.8)%	(1.0)%	16.3%	N/A
Russell 2000® Index	27.2%	(33.8)%	(1.6)%	13.1%	N/A
Russell Micro-Cap® Index	27.5%	(39.8)%	(8.0)%	13.7%	N/A

(1)	Results for the year ended December 31, 2006 are for the period from July 31, 2006 to December 31, 2006.

The returns generated by the proprietary funds, sub-advisory accounts and separate accounts invested in our U.S. Equity strategies for the years ended December 31, 2009 and 2008 are substantially similar to the returns presented in the tables above.

Private Offshore Fund

In addition to our core strategies, we have approximately $36 million of assets under management invested in other strategies, all of which was invested in a private offshore fund as of December 31, 2009.

New Initiatives

We expect to launch a global credit hedge fund, which will aim to deliver absolute returns with low volatility and a low correlation to other asset classes by exploiting overlooked areas of value in stressed capital structures and under-researched international credits utilizing the experience of our investment teams. It will take a conservative approach to leverage and will be invested in bank debt, bonds, credit default swaps, mezzanine capital and equity-like instruments. We will provide seed money for this initiative.

Distribution and Client Service

We have historically distributed our products largely through intermediaries, including investment consultants, broker dealers, RIAs, mutual fund platforms and sub-advisory relationships. This distribution model has allowed us to achieve significant leverage from a relatively small sales and client service infrastructure. We believe it is important to limit the relative size of our distribution teams to maintain our investment-centric mission, strategy and culture.

By leveraging our intermediated distribution sources and focusing on institutions and organizations that demonstrate institutional buying behavior and longer-term investment horizons, we have built a balanced and broadly diversified client base across both the institutional and retail investor markets. As of December 31, 2009, 44% of assets under management were in proprietary funds and 56% were in other institutional assets, including separate accounts (32%), sub-advisory accounts (8%) and commingled funds (16%). The recent economic downturn and consolidation in the broker-dealer industry have led to increased competition to market through broker dealers and higher costs, and may lead to reduced distribution access and further cost increases; however, we believe the recent consolidation provides us with opportunities to expand our reach to additional retail investors through our existing broker-dealer relationships.

We believe our client base to be more institutional in nature and to a large extent exhibit buying behavior that demonstrates such. We believe that institutional clients invest for the long-term and given such are less likely to withdraw their assets during stressed market conditions. The institutional nature of our business has resulted in lower redemptions as compared to asset management businesses that service primarily retail clients.

Historically, we have concentrated our distribution efforts primarily on our International Equity strategies. In recent years, we have also begun to focus on other strategies as well, including our High Grade Fixed Income, High Yield and Global Equity strategies. In addition, we have selectively strengthened our international distribution by expanding into Canada.

Institutional Distribution and Client Service

We service a broad spectrum of institutional clients, including some of the world’s leading corporations, public and private pension funds, endowments and foundations and financial institutions. As of December 31, 2009, we provided asset management services to approximately 1,400 institutional clients invested in separate accounts, commingled funds and proprietary funds, including approximately 155 state and local governments nationwide and approximately 527 corporate clients. In addition, we manage assets for approximately 200 foundations; approximately 126 colleges, universities or other educational endowments; approximately 144 of the country’s hospital or healthcare systems; and approximately 132 Taft-Hartley plans and 21 religious organizations.

In the institutional marketplace, our sales professionals, client relationship managers and client service professionals are organized into teams, each focusing on a geographic target market in the United States. We have also established a sales team in Canada and are considering expanding overseas in countries where we believe there is significant demand for our investment expertise, particularly our Global Equity and Global Fixed Income strategies.

Our institutional sales professionals focus their efforts on building strong relationships with the influential institutional consultants in their regions, while seeking to establish direct relationships with the largest potential institutional clients in their region. Their efforts have led to consultant relationships that are broadly diversified across a wide range of consultants. As of December 31, 2009, our largest consultant relationship represented approximately 4% of our total assets under management. Our largest individual client represented approximately 3% of our total assets under management as of December 31, 2009, and our top ten clients represented approximately 17% of our total assets under management as of December 31, 2009.

Our relationship managers generally assume responsibility from the sales professionals for maintaining the client relationship as quickly as is practical after a new mandate is won. Relationship managers and other client service professionals focus on interacting one-on-one with key clients on a regular basis to update them on investment performance and objectives.

We have also designated a small team of investment professionals as product specialists. These specialists participate in the investment process but their primary responsibility is communicating with clients any developments in the portfolio and answering questions beyond those where the client service staff can provide adequate responses.

Proprietary Fund and Retail Distribution

Within the proprietary fund and retail marketplace, we have assembled a small team of sales professionals for the areas and client segments where it can have meaningful impact. Our approach to retail distribution is to focus on: (i) broker dealers and major intermediaries; (ii) the RIA marketplace; (iii) direct brokerage platforms; and (iv) major financial institutions through sub-advisory channels. In general, their penetration has been greatest in those areas of the intermediated marketplace which display an institutional buying behavior. As of December 31, 2009, our largest mutual fund platform represented approximately 9% of our total assets under management.

Broker Dealers

In 2005, we established a broker-dealer sales team which supports the head office product distribution teams of major brokerage firms. This team also seeks to build general awareness of our investment offering among individual advisors and supports our platform sales, focusing particularly in those areas within each of its distributors where our no-load share classes are most appropriate. These dedicated marketing efforts are supported by internal investment professionals. While recent consolidation in the broker-dealer industry reduced the number of broker-dealer platforms, we believe those organizations with which we have existing relationships have become larger opportunities as a result. We are currently focused on expanding this distribution channel by adding several new wholesalers. As of December 31, 2009, our largest broker-dealer relationship accounted for approximately 5% of our total assets under management.

Registered Investment Advisor (“RIA”)

We are also actively pursuing distribution opportunities in the RIA marketplace. Through the end of 2005, we relied on a third-party to market our strategies to the RIA community, at which point we terminated that relationship and developed an internal capability. The professionals dedicated to the RIA opportunity employ tailored communications to sophisticated RIAs. Our professionals also maintain relationships with key opinion leaders within the RIA community.

Brokerage Platforms

Our funds are available on various mutual fund platforms including Charles Schwab & Co., Inc., where our funds have been available since the first quarter of 2000, and on Fidelity’s Funds Network, where our funds have been available since the fourth quarter of 1998.

Sub-Advisory

We have accepted selected sub-advisory mandates that provide access to market segments we would not otherwise serve. For example, we currently serve as sub-advisor to funds offered by major financial institutions in retail channels that require mutual funds with front-end sales commissions. These mandates are attractive to us because we have chosen not to build the large team of sales professionals typically required to service those channels. Once we have sourced these sub-advisory mandates, we typically approach the servicing of the relationships in a manner similar to our approach with other large institutional separate account clients.

Investment Management Fees

We earn investment management fees on the proprietary funds, commingled funds and separate accounts that we manage and under our sub-advisory agreements for proprietary funds and other investment funds. The fees we earn depend on the type of investment product we manage and are typically negotiated after consultation with the client based upon factors such as amount of assets under management, investment strategy servicing requirements, multiple or related account relationships and client type. We believe average assets under management are important as most of our fees are calculated based on daily or monthly average assets under management, rather than quarter-end balances of average assets under management. In addition, a small number of separate account clients pay us fees according to the performance of their accounts relative to certain agreed-upon benchmarks, which results in a slightly lower base fee, but allows us to earn higher fees if the relevant investment strategy outperforms the agreed-upon benchmark. Performance fees represented (0.5)%, 1.2% and 0.9% of our total revenues and other operating income for the years ended December 31,

2009, December 31, 2008 and December 31, 2007, respectively. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

To the extent that we offer alternative products in the future, we expect that performance fees may become a greater portion of total revenues.

Outsourced Operations, Systems and Technology

As an organization, we have developed a business model which focuses the vast majority of resources on meeting clients’ investment objectives. As a result, we seek to outsource, whenever appropriate, support functions to industry leaders to allow us to focus on areas where we believe we can add the most value. We monitor the performance of our outsourced service providers.

We outsource middle- and back-office activities to The Northern Trust Company, which has responsibility for trade confirmation, trade settlement, custodian reconciliations, corporate action processing, performance calculation and client reporting as well as custody, fund accounting and transfer agency services for our commingled funds. Our separate and sub-advised accounts outsource their custody services to service providers that they select.

Our SEC-registered mutual funds outsource their custody, fund accounting and administrative services to State Street Bank and Trust Co. which has responsibility for tracking assets and providing accurate daily valuations used to calculate each fund’s net asset value. In addition, State Street Bank and Trust Co. provides daily and monthly compliance reviews, quarterly fund expense budgeting, monthly fund performance calculations, monthly distribution analysis, SEC reporting, payment of fund expenses and board reporting. It also provides annual and periodic reports, regulatory filings and related services as well as tax preparation services. Our SEC-registered mutual funds also outsource distribution to Quasar Distributors LLC and transfer agency services to U.S. Bancorp.

We also outsource our hosting, management and administration of our front-end trading and compliance systems as well as certain data center, data replication, file transmission, secure remote access and disaster recovery services.

Competition

In order to grow our business, we must be able to compete effectively for assets under management. We compete in all aspects of our business with other investment management companies, some of which are part of substantially larger organizations. We have historically competed principally on the basis of:

•	investment performance;

•	continuity of investment professionals;

•	quality of service provided to clients;

•	corporate positioning and business reputation;

•	continuity of our selling arrangements with intermediaries; and

•	differentiated products.

For information on the competitive risks we face, see “Risk Factors – Risks Related to our Industry – The investment management business is intensely competitive.”

Employees

As of December 31, 2009, we employed 200 full-time and two part-time employees, including 50 investment professionals, 48 in distribution and client service, 25 in enterprise risk management and 79 in various other corporate and support functions. None of our employees are subject to collective bargaining agreements. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

Regulatory Environment and Compliance

Our business is subject to extensive regulation in the United States at both the federal and state level, as well as by self-regulatory organizations and outside the United States. Under these laws and regulation, agencies that regulate investment advisors have broad administrative powers, including the power to limit, restrict or prohibit an investment advisor from carrying on its business in the event that it fails to comply with such laws and regulations. Possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment advisor and other registrations, censures and fines.

SEC Regulation

Investment Adviser is registered with the SEC as an investment advisor pursuant to the Advisers Act, and our retail investment company clients are registered under the U.S. Investment Company Act of 1940, as amended (the “1940 Act”). As compared to other, disclosure-oriented U.S. federal securities laws, the Advisers Act and the 1940 Act, together with the SEC’s regulations and interpretations thereunder, are highly restrictive regulatory statutes. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act and the 1940 Act, ranging from fines and censures to termination of an advisor’s registration.

Under the Advisers Act, an investment advisor (whether or not registered under the Advisers Act) has fiduciary duties to its clients. The SEC has interpreted these duties to impose standards, requirements and limitations on, among other things: trading for proprietary, personal and client accounts; allocations of investment opportunities among clients; use of “soft dollars”; execution of transactions; and recommendations to clients. On behalf of our mutual fund and investment advisory clients, we make decisions to buy and sell securities for each portfolio, select broker dealers to execute trades and negotiate brokerage commission rates. In connection with these transactions, we may receive “soft dollar” credits from broker dealers that have the effect of reducing certain of our expenses. If our ability to use “soft dollars” were reduced or eliminated as a result of the implementation of new regulations, our operating expenses would likely increase.

The Advisers Act also imposes specific restrictions on an investment advisor’s ability to engage in principal and agency cross transactions. As a registered advisor, we are subject to many additional requirements that cover, among other things, disclosure of information about our business to clients; maintenance of written policies and procedures; maintenance of extensive books and records; restrictions on the types of fees we may charge; custody of client assets; client privacy; advertising; and solicitation of clients. The SEC has legal authority to inspect any investment advisor and typically inspects a registered advisor every two to four years to determine whether the advisor is conducting its activities (i) in accordance with applicable laws, (ii) consistent with disclosures made to clients and (iii) with adequate systems and procedures to ensure compliance.

A majority of our revenues are derived from our advisory services to investment companies registered under the 1940 Act – i.e., mutual funds. The 1940 Act imposes significant requirements and limitations on a registered fund, including with respect to its capital structure, investments and transactions. While we exercise broad discretion over the day-to-day management of these funds, every fund is also subject to oversight and management by a board of directors, a majority of whom are not “interested persons” under the 1940 Act. The responsibilities of the board include, among other things, approving our advisory contract with the fund; approving service providers; determining the method of valuing assets; and monitoring transactions involving affiliates. Our advisory contracts with these funds may be terminated by the funds on not more than 60 days’ notice, and are subject to annual renewal by the fund’s board after an initial two year term.

Under the Advisers Act, our investment management agreements may not be assigned without the client’s consent. Under the 1940 Act, advisory agreements with registered funds (such as the mutual funds we manage) terminate automatically upon assignment. The term “assignment” is broadly defined and includes direct assignments as well as assignments that may be deemed to occur upon the transfer, directly or indirectly, of a controlling interest in us.

ERISA-Related Regulation

To the extent that Investment Adviser is a “fiduciary” under ERISA with respect to benefit plan clients, it is subject to ERISA, and to regulations promulgated thereunder. ERISA and applicable provisions of the Internal Revenue Code of 1986, as amended, impose certain duties on persons who are fiduciaries under ERISA, prohibit certain transactions involving ERISA plan clients and provide monetary penalties for violations of these prohibitions.

Non-U.S. Regulation

In addition to the extensive regulation our asset management business is subject to in the United States, we are also subject to regulation internationally by the Ontario Securities Commission, the Irish Financial Institutions Regulatory Authority, and the Hong Kong Securities and Futures Commission. Our business is also subject to the rules and regulations of the more than 40 countries in which we currently conduct investment activities.

Risk Management and Compliance

We manage risk at multiple levels throughout the organization, including directly by the portfolio manager, at the Chief Investment Officer level, and more broadly though an Enterprise Risk Management framework within the Management Committee. The Management Committee, through its enterprise risk function, has oversight of our risk governance structure; it identifies, assesses and manages the full range of risks that face our Company and reports to the Board of Directors.

Our eight-person risk management unit is responsible for measuring and monitoring portfolio level risk, portfolio analysis including performance attribution, performance reporting and operational risk. Our legal and compliance functions are integrated into one team of 11 full-time professionals as of December 31, 2009. This group is responsible for all legal and regulatory compliance matters, as well as monitoring adherence to client investment guidelines. Senior management is involved at various levels in all of these functions including through active participation on all the firm’s supervisory oversight committees.

For information about our regulatory environment, see “Risk Factors – Risks Related to Our Industry – The regulatory environment in which we operate is subject to continual change and regulatory developments designed to increase oversight may adversely affect our business.”

Where Readers Can Find Additional Information

We file, or will file, annual, quarterly and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the SEC. Readers may read and copy any document that we file at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our SEC filings are also available to the public on the SEC’s internet site at http://www.sec.gov. Copies of these reports, proxy statements and other information can also be inspected at the offices of the New York Stock Exchange, Inc., 20 Broad Street, New York, New York 10005, U.S.A.

Our internet site is http://www.artioglobal.com. We make available free of charge through our internet site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors, executive officers and any 10% shareholders, and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website in the “Investor Relations – Corporate Governance” section are charters for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of Investors’ Board, as well as our Bylaws, Certificate of Incorporation, Corporate Governance Guidelines, Code of Business Conduct and Related Person Transaction Policy, governing our directors, officers and employees. Information on, or accessible through, our website is not a part of, and is not incorporated into, this Annual Report on Form 10-K.

Item 1A. Risk Factors

We face a variety of significant and diverse risks, many of which are inherent in our business. Described below are certain risks that we currently believe could materially affect us. Other risks and uncertainties that we do not presently consider to be material or of which we are not presently aware may become important factors that affect us in the future. The occurrence of any of the risks discussed below could materially and adversely affect our business, prospects, financial condition, results of operations or cash flow.

Risks Related to our Business

The loss of any key investment professionals, including Messrs. Pell and Younes, or members of our senior management team and senior marketing personnel could have a material adverse effect on our business.

We depend on the skills and expertise of qualified investment professionals and our success depends on our ability to retain the key members of our investment team and to attract new qualified investment professionals. In particular, we depend on Messrs. Pell and Younes, who were the architects of our International Equity strategies. Messrs. Pell and Younes, as well as other key members of our investment team, possess substantial experience in investing and have developed strong relationships with our clients. The loss of either of Messrs. Pell or Younes or any of our other key investment professionals could limit our ability to successfully execute our business strategy and may prevent us from sustaining the performance of our investment strategies or adversely affect our ability to retain existing and attract new client assets. In addition, our investment professionals and senior marketing personnel have direct contact with our institutional separate account clients and their consultants, and with key individuals within each of our other distribution sources and the loss of these personnel could jeopardize those relationships and result in the loss of such accounts. We do not carry any “key man” insurance that would provide us with proceeds in the event of the death or disability of Messrs. Pell or Younes or other key members of senior management, our investment team, or senior marketing personnel.

We also anticipate that it will be necessary for us to hire additional investment professionals, both within our existing teams and as we further diversify our investment products and strategies. Competition for employees with the necessary qualifications is intense and we may not be successful in our efforts to recruit and retain the required personnel. Our ability to retain and attract these personnel will depend heavily on the amount of compensation we offer. Compensation levels in the investment management industry are highly competitive and can fluctuate significantly from year to year. Consequently, our profitability could decline as we compete for personnel. An inability to recruit and retain qualified personnel could affect our ability to provide acceptable levels of service to our clients and funds and hinder our ability to attract new clients and investors to our strategies, each of which could have a material adverse effect on our business.

If our investment strategies perform poorly, clients could withdraw their funds and we could suffer a decline in assets under management and/or become subject to litigation which would reduce our earnings.

The performance of our investment strategies is critical in retaining existing clients as well as attracting new clients. If our investment strategies perform poorly, as our International Equity strategies did in 2009, our earnings could be reduced because:

•	our existing clients may withdraw their funds from our investment strategies, which would cause the revenues that we generate from investment management fees to decline;

•	our Morningstar and Lipper ratings may decline, which may adversely affect our ability to attract new assets or retain existing assets, especially assets in the Artio Global Funds (which include U.S. registered investment companies, commingled institutional investment vehicles, separate accounts and sub-advisory accounts);

•	third-party financial intermediaries, advisors or consultants may rate our investment products poorly, which may lead our existing clients to withdraw funds from our investment strategies or to reduce asset inflows from these third parties or their clients; or

•	the mutual funds and other investment funds that we advise or sub-advise may decide not to renew or to terminate the agreements pursuant to which we advise or sub-advise them and we may not be able to replace these relationships.

Our investment strategies can perform poorly for a number of reasons, including general market conditions and investment decisions that we make. For instance, heading into 2009, our positioning in International Equity proved too defensive, as markets turned decidedly positive in March. This caused performance to suffer as markets improved. The rallies witnessed in financials and emerging markets in early March 2009 in response to global stimulus, led to our underperformance given our underweight to both of these areas. Although we made adjustments during this period, the speed and amplitude of the move negatively impacted us and as a result, we significantly underperformed relative to our respective benchmarks in 2009. During the second half of the year, the strategies were repositioned to take advantage of positive market tailwinds which had a stabilizing effect, resulting in more muted underperformance for the second half of 2009, but our full year results did trail the index which could impact net client cash inflows in 2010.

In contrast, when our strategies experience strong results relative to the market or other asset classes, clients’ allocations to our strategies may increase relative to their other investments and we could suffer withdrawals as our clients rebalance their investments to fit their asset allocation preferences.

While clients do not have legal recourse against us solely on the basis of poor investment results, if our investment strategies perform poorly, we are more likely to become subject to litigation brought by dissatisfied clients. In addition, to the extent clients are successful in claiming that their losses resulted from fraud, negligence, willful misconduct, breach of contract or other similar misconduct, such clients may have remedies against us, our investment funds, our investment professionals and/or our affiliates under the federal securities law and/or state law.

The historical returns of our existing investment strategies may not be indicative of their future results or of the investment strategies we are in the process of developing.

We have presented the historical returns of our existing investment strategies under “Business – Investment Strategies, Products and Performance.” The historical returns of our strategies and the rankings we have received in the past should not be considered indicative of the future results of these strategies or of any other strategies that we may be in the process of developing or that we may develop in the future. Our strategies’ returns have benefited during some periods from investment opportunities and positive economic and market conditions. More recent general economic and market conditions have negatively affected investment opportunities and our strategies’ returns, and there can be no assurance that such negative conditions will not continue or that, in the future, we will be able to identify and invest in profitable investment opportunities within our current or future strategies. For example, in 2009, our International Equity strategies performed well below historical averages on a relative basis.

Difficult market conditions can adversely affect our business in many ways, including by reducing the value of our assets under management and causing clients to withdraw funds, each of which could materially reduce our revenues and adversely affect our financial condition.

The fees we earn under our investment management fee agreements are typically based on the market value of our assets under management. Investors in open-end funds can redeem their investments in those funds at any time without prior notice and our clients may reduce the aggregate amount of assets under management with us for any number of reasons, including investment performance, changes in prevailing interest rates and financial market performance. In addition, the prices of the securities held in the portfolios we manage may decline due to any number of factors beyond our control, including, among others, a declining stock market, general economic downturn, political uncertainty or acts of terrorism. As we have seen in connection with the market dislocations of 2008 and 2009, in difficult market conditions, the pace of client redemptions or withdrawals from our investment strategies could accelerate if clients move assets to investments they perceive as offering greater opportunity or lower risk. Any of these sources of declining assets under management would result in lower investment management fees.

For example, during 2008 and the early part of 2009, the global economic and financial crisis led to dramatic declines across financial markets. Global equity markets fell, particularly as the financial crisis intensified in the third and fourth quarters of 2008 and the first quarter of 2009. The sizeable declines in stock prices worldwide resulted in substantial withdrawals from equity funds during 2008 throughout the asset management industry.

In response to substantial global stimulus efforts, the economic environment began to improve in early March of 2009 and continued to gain momentum throughout the year. In response, returns for global stocks and bonds improved, which resulted in positive flows into equity and fixed income products over that time period, according to industry data, and had a positive effect on assets under management. For example, our assets under management were $56.0 billion as of December 31, 2009, up $10.8 billion, or 24%, from $45.2 billion as of December 31, 2008.

Our ability to retain and attract qualified employees is critical to the success of our business and the failure to do so may materially adversely affect our performance.

Our people are our most important resource and competition for qualified employees is intense. In order to attract and retain qualified employees, we must compensate our employees at competitive rates and we strive to remain above the median for our peer group. Typically, those levels of compensation have caused employee compensation to be an important expense as it is highly variable and changes with performance. If we are unable to continue to attract and retain qualified employees, or do so at rates necessary to maintain our competitive position, or if compensation costs required to attract and retain employees increase, our performance, including our competitive position, could be materially adversely affected. Our compensation program is designed to attract, retain and motivate employees, however, underperformance within the general market or within our own investment strategies may result in a lack of motivation or productivity among employees even if compensation levels remain competitive.

Additionally, the Company has begun to incorporate equity awards as part of its compensation strategy and as a means for recruiting and retaining this highly skilled talent. Significant adverse volatility in the Company’s stock price could result in a significant deterioration in the value of restricted stock units granted, thus lessening the effectiveness of retaining employees through stock-based awards. There can be no assurance that the Company will continue to successfully attract and retain key personnel.

Most of our investment strategies consist of investments in the securities of companies located outside of the United States, which may involve foreign currency exchange, tax, political, social and economic uncertainties and risks.

As of December 31, 2009, approximately 84% of our assets under management across our investment strategies were invested in strategies that primarily invest in securities of companies located outside the United States. Fluctuations in foreign currency exchange rates could negatively affect the returns of our clients who are invested in these strategies. In addition, an increase in the value of the U.S. dollar relative to non-U.S. currencies is likely to result in a decrease in the U.S. dollar value of our assets under management, which, in turn, could result in lower U.S.-dollar denominated revenue.

Investments in non-U.S. issuers may also be affected by tax positions taken in countries or regions in which we are invested as well as political, social and economic uncertainty, particularly as a result of the recent decline in economic conditions. Many financial markets are not as developed, or as efficient, as the U.S. financial market, and, as a result, liquidity may be reduced and price volatility may be higher. Liquidity may also be adversely affected by political or economic events within a particular country, and by increasing the size of our investments in smaller non-U.S. issuers. Non-U.S. legal and regulatory environments, including financial accounting standards and practices, may also be different, and there may be less publicly available information in respect of such companies. These risks could adversely affect the performance of our strategies that are invested in securities of non-U.S. issuers.

We derive a substantial portion of our revenues from a limited number of our strategies.

As of December 31, 2009, 83% of our assets under management were concentrated in the International Equity I and International Equity II strategies, and 92% of our investment management fees for the year ended

December 31, 2009 were attributable to fees earned from those strategies. As a result, our operating results are substantially dependent upon the performance of those strategies and our ability to attract positive net client flows and retain assets within those strategies. In addition, our smaller strategies, due to their size, may not be able to generate sufficient fees to cover their expenses. If a significant portion of the investors in either the International Equity I or International Equity II strategies decided to withdraw their investments or terminate their investment management agreements for any reason, including poor investment performance or adverse market conditions, our revenues from those strategies would decline and it could have a material adverse effect on our earnings.

We derive substantially all of our revenues from contracts that may be terminated on short notice.

We derive substantially all of our revenues from investment advisory and sub-advisory agreements, almost all of which are terminable by clients upon short notice. Our investment management agreements with mutual funds, as required by law, are generally terminable by the funds’ board of directors or a vote of the majority of the funds’ outstanding voting securities on not more than 60 days’ written notice. After an initial term, each fund’s investment management agreement must be approved and renewed annually by the independent members of such fund’s board of directors. Our sub-advisory agreements are generally terminable on not more than 60 days’ notice. These investment management agreements may be terminated or not renewed for any number of reasons. The decrease in revenues that could result from the termination of a material contract could have a material adverse effect on our business.

We depend on third-party distribution sources to market our investment strategies and access our client base.

Our ability to grow our assets under management is highly dependent on access to third-party intermediaries, including RIAs and broker dealers. We also provide our services to retail clients through mutual fund platforms and sub-advisory relationships. As of December 31, 2009, our largest mutual fund platform represented approximately 9% of our total assets under management, our largest intermediary accounted for approximately 5% of our total assets under management and our largest sub-advisory relationship represented approximately 2% of our total assets under management. We cannot assure you that these sources and client bases will continue to be accessible to us on commercially reasonable terms, or at all. The absence of such access could have a material adverse effect on our earnings. Our institutional separate account business is highly dependent upon referrals from pension fund consultants. Many of these consultants review and evaluate our products and our firm from time to time. Poor reviews or evaluations of either a particular product or of us may result in client withdrawals or may impair our ability to attract new assets through these intermediaries. As of December 31, 2009, the consultant advising the largest portion of our client assets under management represented approximately 4% of our assets under management. In addition, the recent economic downturn and consolidation in the broker-dealer industry have led to increased competition to market through broker dealers and higher costs, and may lead to reduced distribution access and further cost increases.

The significant growth we have experienced over the past six years should not be indicative of future growth.

Our assets under management have increased from approximately $7.5 billion as of December 31, 2003 to approximately $56.0 billion as of December 31, 2009. Our December 31, 2009 assets under management represent a substantial decline from our quarter-end high of $75.4 billion as of December 31, 2007, but still represent a significant rate of growth that has been and may continue to be difficult to sustain. The growth of our business will depend on, among other things, our ability to devote sufficient resources to maintaining existing investment strategies and developing new investment strategies, our success in producing attractive returns from our investment strategies, our ability to extend our distribution capabilities, our ability to deal with changing market conditions, our ability to maintain adequate financial and business controls and our ability to comply with new legal and regulatory requirements arising in response to both the increased sophistication of the investment management market and the significant market and economic events of the last two years. In addition, the growth in our assets under management since December 31, 2004 has benefited from a general depreciation of the U.S. dollar relative to many of the currencies in which we invest and such currency trends may not continue, as evidenced by recent volatility. If we believe that in order to continue to produce attractive returns from our investment strategies we should close certain of those strategies to new investors, we may choose to do so. In addition, we expect there to be significant demand on our infrastructure and investment team and we cannot assure you that we will be able to manage our growing business effectively or that we will be able to sustain the level of growth we have achieved historically, and any failure to do so could adversely affect our ability to generate revenue and control our expenses.

Our failure to comply with investment guidelines set by our clients, including the boards of mutual funds, could result in damage awards against us and a loss of assets under management, either of which could cause our earnings to decline.

As an investment advisor, we have a fiduciary duty to our clients. When clients retain us to manage assets on their behalf, they generally specify certain guidelines regarding investment allocation and strategy that we are required to follow in the management of their portfolios. In addition, the boards of mutual funds we manage generally establish similar guidelines regarding the investment of assets in those funds. We are also required to invest the mutual funds’ assets in accordance with limitations under the 1940 Act and applicable provisions of the Internal Revenue Code of 1986, as amended. Our failure to comply with these guidelines and other limitations could result in losses to a client or an investor in a fund which, depending on the circumstances, could result in our making clients or fund investors whole for such losses. If we believed that the circumstances did not justify a reimbursement, or clients and investors believed the reimbursement offered was insufficient, they could seek to recover damages from us or could withdraw assets from our management or terminate their investment management agreement. Any of these events could harm our reputation and cause our earnings to decline.

We outsource a number of services to third-party vendors and if they fail to perform properly, we may suffer financial loss and liability to our clients.

We have developed a business model that is primarily focused on our investment strategies. Accordingly, we seek to outsource, whenever appropriate, support functions. The services we outsource include middle- and back-office activities such as trade confirmation, trade settlement, custodian reconciliations and client reporting services as well as our front-end trading system and data center, data replication, file transmission, secure remote access and disaster recovery services. The ability of the third-party vendors to perform their functions properly is highly dependent on the adequacy and proper functioning of their communication, information and computer systems. If these systems of the third-party vendors do not function properly, or if the third-party vendors fail to perform their services properly or choose to discontinue providing services to us for any reason, or if we are unable to renew any of our key contracts on similar terms or at all, it could cause our earnings to decline or we could suffer financial losses, business disruption, liability to clients, regulatory intervention or damage to our reputation.

A change of control of our company could result in termination of our investment advisory agreements.

Under the 1940 Act, each of the investment advisory agreements for SEC-registered mutual funds that our subsidiary, Investment Adviser, advises automatically terminates in the event of an assignment. Each fund’s board and shareholders must therefore approve a new agreement in order for our subsidiary to continue to act as its advisor. In addition, under the Advisers Act each of the investment advisory agreements for the separate accounts we manage may not be “assigned” without the consent of the client.

An assignment of our subsidiary’s investment management agreements may occur if, among other things, Investment Adviser undergoes a change of control. If such an assignment occurs, we cannot be certain that Investment Adviser will be able to obtain the necessary approvals from the boards and shareholders of the SEC-registered funds that it advises, or the necessary consents from clients whose funds are managed pursuant to separate accounts. Under the 1940 Act, if an SEC-registered fund’s investment advisor engages in a transaction that results in the assignment of its investment management agreement with the fund, the advisor may not impose an “unfair burden” on that fund as a result of the transaction for a two-year period after the transaction is completed. Our IPO constituted a change of control for purposes of the 1940 Act. We obtained all necessary approvals in connection with the IPO, but for the two years following the IPO, we will remain subject to the limits on “unfair burdens” which could be adverse to our interests.

Operational risks may disrupt our business, result in losses or limit our growth.

We are heavily dependent on the capacity and reliability of the communications, information and technology systems supporting our operations, whether owned and operated by us or by third parties. Operational risks such as trading errors or interruption of our financial, accounting, trading, compliance and other data processing systems, whether caused by fire, other natural disaster or pandemic, power or telecommunications failure, act of terrorism or war or otherwise, could result in a disruption of our business, liability to clients, regulatory intervention or reputational damage, and thus materially adversely affect our business. The risks related to trading errors are increased by the recent extraordinary market volatility, which can magnify the cost of an error. For example, in 2008 we suffered trading errors that cost us approximately $5.5 million, but in 2009, trading errors were insignificant. Insurance and other safeguards might not be available or might only partially reimburse us for our losses. Although we have back-up systems in place, our back-up procedures and capabilities in the event of a failure or interruption may not be adequate. The inability of our systems to accommodate an increasing volume of transactions also could constrain our ability to expand our businesses. Additionally, any upgrades or expansions to our operations and/or technology may require significant expenditures and may increase the probability that we will suffer system degradations and failures. We also depend on access to our headquarters in New York City, where a majority of our employees are located, for the continued operation of our business. Any significant disruption to our headquarters could have a material adverse effect on us.

Employee misconduct could expose us to significant legal liability and reputational harm.

We are vulnerable to reputational harm as we operate in an industry where integrity and the confidence of our clients are of critical importance. Our employees could engage in misconduct that adversely affects our business. For example, if an employee were to engage in illegal or suspicious activities, we could be subject to regulatory sanctions and suffer serious harm to our reputation (as a consequence of the negative perception resulting from such activities), financial position, client relationships and ability to attract new clients. Our business often requires that we deal with confidential information. If any of our employees were to improperly use or disclose this information, we could suffer serious harm to our reputation, financial position and current and future business relationships. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent this activity may not always be effective. Misconduct by our employees, or even unsubstantiated allegations of misconduct, could result in an adverse effect on our reputation and our business.

If our techniques for managing risk are ineffective, we may be exposed to material unanticipated losses.

In order to manage the significant risks inherent in our business, we must maintain effective policies, procedures and systems that enable us to identify, assess and manage the full spectrum of our risks including, market, fiduciary, operational, legal, regulatory and reputational risks. Our risk management methods may prove to be ineffective due to their design or implementation, or as a result of the lack of adequate, accurate or timely information or otherwise. If our risk management efforts are ineffective, we could suffer losses that could have a material adverse effect on our financial condition or operating results. Additionally, we could be subject to litigation, particularly from our clients, and sanctions or fines from regulators.

Our techniques for managing risks in client portfolios may not fully mitigate the risk exposure in all economic or market environments, or against all types of risk, including risks that we might fail to identify or anticipate. Any failures in our risk management techniques and strategies to accurately quantify such risk exposure could limit our ability to manage risks in those portfolios or to seek positive, risk-adjusted returns. In addition, any risk management failures could cause portfolio losses to be significantly greater than historical measures predict. Our more qualitative approach to managing those risks could prove insufficient, exposing us to material unanticipated losses in the value of client portfolios and therefore a reduction in our revenues.

Our failure to adequately address conflicts of interest could damage our reputation and materially adversely affect our business.

Potential, perceived and actual conflicts of interest are inherent in our existing and future investment activities. For example, certain of our strategies have overlapping investment objectives and potential conflicts of interest may arise with respect to our decisions regarding how to allocate investment opportunities among those strategies. In addition, investors (or holders of our Class A common stock) may perceive conflicts of interest regarding investment decisions for strategies in which our investment professionals, who have and may continue to make significant personal investments, are personally invested. Potential, perceived or actual conflicts of interest could give rise to investor dissatisfaction, litigation or regulatory enforcement actions. Adequately addressing conflicts of interest is complex and difficult and we could suffer significant reputational harm if we fail, or appear to fail, to adequately address potential, perceived or actual conflicts of interest.

Our use of leverage may expose us to substantial risks that may adversely affect our growth strategy and business.

In September 2009, Holdings established a $110.0 million credit facility consisting of a $60.0 million three-year term credit facility and a $50.0 million three-year revolving credit facility. In October 2009, Holdings borrowed $60.0 million under the term credit facility. The incurrence of this debt exposes us to the typical risks associated with the use of leverage. Increased leverage makes it more difficult for us to withstand adverse economic conditions or business plan variances, to take advantage of new business opportunities, or to make necessary capital expenditures. The agreements governing our debt facilities contain covenant restrictions that limit our ability to conduct our business, including restrictions on our ability to incur additional indebtedness. A substantial portion of our cash flow could be required for debt service and, as a result, might not be available for our operations or other purposes. Any substantial decrease in net operating cash flows or any substantial increase in expenses could make it difficult for us to meet our debt service requirements or force us to modify our operations. Our level of indebtedness may make us more vulnerable to economic downturns and reduce our flexibility in responding to changing business, regulatory and economic conditions.

A key component of our growth strategy is to focus on achieving superior, long-term investment performance. Any new initiative we pursue will be subject to numerous risks, some unknown and some known, which may be different from and in addition to the risks we face in our existing business, including, among others, risks associated with newly established strategies without any operating history, risks associated with potential, perceived or actual conflicts of interest, risks relating to the misuse of confidential information, risks due to potential lack of liquidity in the securities in which these initiatives invest and risks due to a general lack of liquidity in the global financial market that could make it harder to obtain equity or debt financing.

In developing any new initiatives, we may decide to utilize the expertise and research of our current investment professionals, which may place significant strain on resources and distract our investment professionals from the strategies that they currently manage. This reliance on our existing investment teams may also increase the possibility of a conflict of interest arising, given the differing fee structures associated with these new initiatives. Our growth strategy may require significant investment, including capital commitments to seed new products and to fund additional operating expenses as well as the hiring of additional investment professionals, which may place significant strain on our financial, operational and management resources. We cannot assure you that we will be able to achieve our growth strategy or that we will succeed in any new initiatives. Failure to achieve or manage such growth could have a material adverse effect on our business, financial condition and results of operations. See “Business – Investment Strategies, Products and Performance – New Initiatives.”

Failure to comply with “fair value” pricing, “market timing” and late trading policies and procedures may adversely affect us.

The SEC has adopted rules that require mutual funds to adopt “fair value” pricing procedures to address time zone arbitrage, selective disclosure procedures to protect mutual fund portfolio information and procedures to ensure compliance with a mutual fund’s disclosed market timing policy. Recent SEC rules also require our mutual funds to ensure compliance with their own market timing policies. Our mutual funds are subject to these rules and, in the event of our non-compliance, we may be required to disgorge certain revenue. In addition, we could have penalties imposed on us, be required to pay fines or be subject to private litigation, any of which could decrease our future income, or negatively affect our current business or our future growth prospects. During periods of market volatility there is often an increased need to adjust a security’s price to approximate its fair value. This in turn increases the risk that we could breach the fair value pricing and market timing rules.

We may not be able to maintain our current fee structure as a result of industry pressure to reduce fees or as a result of changes in our business mix, which could have an adverse effect on our profit margins and results of operations.

We may not be able to maintain our current fee structure as a result of industry pressures to reduce fees (including those arising out of legal challenges to the long-established criteria for determining the reasonableness of fees) or as a result of changes in our business mix. Although our investment management fees vary from product to product, historically we have competed primarily on the basis of our performance and not on the level of our investment management fees relative to those of our competitors. In recent years, however, there has been a general trend toward lower fees in the investment management industry. In order to maintain our fee structure in a competitive environment, we must be able to continue to provide clients with investment returns and service that incentivize our investors to pay our fees. We cannot assure you that we will succeed in providing investment returns and service that will allow us to maintain our current fee structure.

The board of directors of each mutual fund we manage must make certain findings as to the reasonableness of our fees and can renegotiate them annually which, in the past, led to a reduction in fees. Fee reductions on existing or future new business could have an adverse effect on our profit margins and/or results of operations. For more information about our fees see “Business – Investment Management Fees” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The cost of insuring our business is substantial and may increase.

Our insurance costs are substantial and can fluctuate significantly from year to year. Insurance costs increased in 2009, as coverage was extended to meet the needs of being a public company. In addition, certain insurance coverage may not be available or may only be available at prohibitive costs. As we renew our insurance policies, we may be subject to additional costs resulting from rising premiums, the assumption of higher deductibles and/or co-insurance liability and, to the extent certain of our U.S. funds purchase separate director and officer and/or error and omission liability coverage, an increased risk of insurance companies disputing responsibility for joint claims. Higher insurance costs and incurred deductibles would reduce our net income.

Risks Related to our Industry

We are subject to extensive regulation.

We are subject to extensive regulation in the United States, primarily at the federal level, including regulation by the SEC under the Exchange Act, the 1940 Act and the Advisers Act, by the Department of Labor under the Employee Retirement Income Security Act of 1974, as amended, or ERISA, as well as regulation by the Financial Industry Regulatory Authority, Inc., or FINRA, and state regulators. The mutual funds we manage are registered with the SEC as investment companies under the 1940 Act. The Advisers Act imposes numerous obligations on investment advisors including record keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities. The 1940 Act imposes similar obligations, as well as additional detailed operational requirements, on registered investment companies, which must be strictly adhered to by their investment advisors.

In addition, our mutual funds are subject to the USA PATRIOT Act of 2001, which requires each fund to know certain information about its clients and to monitor their transactions for suspicious financial activities, including money laundering. The U.S. Office of Foreign Assets Control, or OFAC, has issued regulations requiring that we refrain from doing business, or allowing our clients to do business through us, in certain countries or with certain organizations or individuals on a list maintained by the U.S. government. Our failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or other sanctions, including revocation of the registration of any of our subsidiaries as a registered investment advisor.

In addition to the extensive regulation to which our asset management business is subject in the United States, we are also subject to regulation internationally by the Ontario Securities Commission, the Irish Financial Institutions Regulatory Authority and the Hong Kong Securities and Futures Commission. Further, as our international distribution channels expand, we will be subject to an increasing amount of international regulation. Our business is already subject to the rules and regulations of the more than 40 countries in which we currently conduct investment activities. Failure to comply with applicable laws and regulations in the foreign countries where we invest could result in fines, suspensions of personnel or other sanctions. See “Business – Regulatory Environment and Compliance.”

The regulatory environment in which we operate is subject to continual change and regulatory developments designed to increase oversight may adversely affect our business.

The legislative and regulatory environment in which we operate has undergone significant changes in the recent past and while there is an ordinary evolution to regulation, we believe there will be significant regulatory changes in our industry, which will result in subjecting participants to additional regulation. The requirements imposed by our regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with us, and are not designed to protect our stockholders. Consequently, these regulations often serve to limit our activities, including through customer protection and market conduct requirements. New laws or regulations, or changes in the enforcement of existing laws or regulations, applicable to us and our clients may adversely affect our business. Our ability to function in this environment will depend on our ability to constantly monitor and promptly react to legislative and regulatory changes. For investment management firms in general, there have been a number of highly publicized regulatory inquiries that focus on the mutual fund industry. These inquiries already have resulted in increased scrutiny in the industry and new rules and regulations for mutual funds and their investment managers. This regulatory scrutiny may limit our ability to engage in certain activities that might be beneficial to our stockholders. See “Business – Regulatory Environment and Compliance.”

In addition, as a result of the recent economic downturn, acts of serious fraud in the asset management industry and perceived lapses in regulatory oversight, U.S. and non-U.S. governmental and regulatory authorities may increase regulatory oversight of our businesses. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or non-U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. Compliance with any new laws or regulations could make compliance more difficult and expensive and affect the manner in which we conduct business.

The investment management business is intensely competitive.

The investment management business is intensely competitive, with competition based on a variety of factors, including investment performance, continuity of investment professionals and client relationships, the quality of services provided to clients, corporate positioning and business reputation, continuity of selling arrangements with intermediaries and differentiated products. A number of factors, including the following, serve to increase our competitive risks:

•	a number of our competitors have greater financial, technical, marketing and other resources, better name recognition and more personnel than we do;

•	there are relatively low barriers impeding entry to new investment funds, including a relatively low cost of entering these businesses;

•	the recent trend toward consolidation in the investment management industry, and the securities business in general, has served to increase the size and strength of a number of our competitors;

•	some investors may prefer to invest with an investment manager that is not publicly traded based on the perception that publicly traded companies focus on growth to the detriment of performance;

•	some competitors may invest according to different investment styles or in alternative asset classes that the markets may perceive as more attractive than our investment approach;

•	some competitors may have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to investment opportunities; and

•	other industry participants, hedge funds and alternative asset managers may seek to recruit our qualified investment professionals.

If we are unable to compete effectively, our earnings would be reduced and our business could be materially adversely affected.

The investment management industry faces substantial litigation risks which could materially adversely affect our business, financial condition or results of operations or cause significant reputational harm to us.

We depend to a large extent on our network of relationships and on our reputation in order to attract and retain clients. If a client is not satisfied with our services, such dissatisfaction may be more damaging to our business than to other types of businesses. We make investment decisions on behalf of our clients that could result in substantial losses to them. If our clients suffer significant losses, or are otherwise dissatisfied with our services, we could be subject to the risk of legal liabilities or actions alleging negligent misconduct, breach of fiduciary duty, breach of contract, unjust enrichment and/or fraud. These risks are often difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time, even after an action has been commenced. We may incur significant legal expenses in defending against litigation. Substantial legal liability or significant regulatory action against us could materially adversely affect our business, financial condition or results of operations or cause significant reputational harm to us.

Failure to maintain effective internal control over financial reporting could have a material adverse effect on our business and stock price.

As a public company, we must maintain effective internal control over financial reporting and as of our second annual report that will be issued for the period ended December 31, 2010, we must produce a management assessment in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. While management believes that our internal control over financial reporting was effective as of December 31, 2009, because internal control over financial reporting is complex and may change over time to adapt to changes in our business, we cannot assure you that our internal control over financial reporting will be effective in the future. If we are not able to maintain effective internal control over financial reporting, we may not be able to produce reliable financial reporting and our independent registered public accounting firm may not be able to certify the effectiveness of our internal control over financial reporting as of the required dates. Matters affecting our internal controls may cause us to be unable to report our financial information accurately and/or on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules, and result in a breach of the covenants under our credit facility. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we report, or our independent registered public accounting firm reports, a material weakness in our internal control over financial reporting. This could lead to a material adverse effect on our business, a decline in our share price and impair our ability to raise capital.

Risks Relating to our Structure

Our ability to pay regular dividends to our stockholders is subject to the discretion of our Board of Directors and may be limited by our holding company structure and applicable provisions of Delaware law.

We intend to continue to pay cash dividends to holders of our Class A and Class C common stock on a quarterly basis. Our Board of Directors may, in its sole discretion, change the amount or frequency of dividends or discontinue the payment of dividends entirely. In addition, as a holding company, we will be dependent upon the ability of our subsidiaries to generate earnings and cash flows and distribute them to us so that we may pay dividends to our stockholders. We expect to cause Holdings to make distributions to its members, including us. However, its ability to make such distributions will be subject to its operating results, cash requirements and financial condition, the applicable provisions of Delaware law which may limit the amount of funds available for distribution to its members, its compliance with covenants and financial ratios related to existing or future indebtedness, and its other agreements with third parties. In addition, each of the companies in the corporate chain must manage its assets, liabilities and working capital in order to meet all of its cash obligations, including the payment of dividends or distributions. As a consequence of these various limitations and restrictions, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our Class A and Class C common stock.

Our ability to pay taxes and expenses may be limited by our holding company structure and applicable provisions of Delaware law.

As a holding company, we have no material assets other than our ownership of New Class A Units of Holdings and we have no independent means of generating revenue. Holdings is treated as a partnership for U.S. federal and state income tax purposes and, as such, is not subject to U.S. federal and state income tax. Instead, taxable income is allocated to its members, including us and the Principals. Accordingly, we incur income taxes on our proportionate share of any net taxable income of Holdings and also incur expenses related to our operations. We intend to cause Holdings to distribute cash to its members (us and the Principals). However, its ability to make such distributions is subject to various limitations and restrictions as set forth in the preceding risk factor. If, as a consequence of these various limitations and restrictions, we do not have sufficient funds to pay tax or other liabilities to fund our operations, we may have to borrow funds and thus, our liquidity and financial condition could be materially adversely affected.

We will be required to pay the Principals most of the tax benefit of any depreciation or amortization deductions we may claim as a result of the tax basis step up we receive in connection with their future exchanges of New Class A Units.

Any taxable exchanges by the Principals of New Class A Units for shares of our Class A common stock are expected to result in increases in the tax basis in the tangible and intangible assets of Holdings connected with such New Class A Units. The increase in tax basis is expected to reduce the amount of tax that we would otherwise be required to pay in the future, although the Internal Revenue Service, or IRS, might challenge all or part of this tax basis increase, and a court might sustain such a challenge.

We entered into a tax receivable agreement with the Principals, pursuant to which we agreed to pay them 85% of the amount of the reduction in tax payments, if any, in U.S. federal, state and local income tax that we realize (or are deemed to realize upon an early termination of the tax receivable agreement or a change of control, both discussed below) as a result of these increases in tax basis created by their exchanges. We have previously recorded a deferred tax asset on our historical financial statements with respect to the tax basis increase that we would have received in connection with our prior obligation to redeem certain interests of our Principals. At the time of the IPO we de-recognized this deferred tax asset recorded on our balance sheet. Following the IPO, we recorded a deferred tax asset upon the exchange of each Principal’s New Class A Units for shares of our Class A common stock. In conjunction with the establishment of the deferred tax asset we established a related liability for amounts due under the tax receivable agreement. The actual increase in tax basis, as well as the amount and timing of any payments under this agreement, will vary depending on a number of factors, including the timing of each Principal’s exchanges, the price of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, the amount and timing of our income and the tax rates then applicable. Payments under the tax receivable agreement are expected to give rise to certain additional tax benefits attributable to further increases in basis or, in certain circumstances, in the form of deductions for imputed interest. Any such benefits are covered by the tax receivable agreement and will increase the amounts due thereunder. In addition, the tax receivable agreement provides for interest accrued from the due date (without extensions) of the corresponding tax return to the date of payment specified by the tax receivable agreement. We expect that, as a result of the size and increases in the tax basis of the tangible and intangible assets of Holdings attributable to the exchanged New Class A Units, the payments that we may make to the Principals will be substantial. See “Notes to Consolidated Financial Statements – Tax Receivable Agreement.”

Moreover, if we exercise our right to terminate the tax receivable agreement early, we will be obligated to make an early termination payment to the Principals, or their transferees, based upon the net present value (based upon certain assumptions and deemed events set forth in the tax receivable agreement, including the assumption that we would have enough taxable income in the future to fully utilize the tax benefit resulting from any increased tax basis that results from an exchange and that any New Class A Units that the Principals or their transferees own on the termination date are deemed to be exchanged on the termination date) of all payments that would be required to be paid by us under the tax receivable agreement. If certain change of control events were to occur, we would be obligated to make payments to the Principals using certain assumptions and deemed events similar to those used to calculate an early termination payment.

We will not be reimbursed for any payments previously made under the tax receivable agreement if such basis increase is successfully challenged by the IRS. As a result, in certain circumstances, payments could be made under the tax receivable agreement in excess of our cash tax savings.

Anti-takeover provisions in our amended and restated certificate of incorporation and bylaws could discourage a change of control that our stockholders may favor, which could negatively affect the market price of our Class A common stock.

Provisions in our amended and restated certificate of incorporation and bylaws may make it more difficult and expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our stockholders. For example, our amended and restated certificate of incorporation authorizes the issuance of preferred stock that could be issued by our Board of Directors to thwart a takeover attempt. The market price of our Class A common stock could be adversely affected to the extent that the provisions of our amended and restated certificate of incorporation and bylaws discourage potential takeover attempts that our stockholders may favor.

Risks Related to Our Class A Common Stock

An active market for our Class A common stock may not be sustained.

Shares of our Class A common stock are listed on the New York Stock Exchange (“NYSE”) under the symbol “ART.” We are required to comply with the NYSE’s listing standards in order to maintain the listing of our Class A common stock on the exchange. The NYSE has the authority to delist our Class A common stock if, during any period of 30 consecutive trading days, the average closing share price falls below $1.00 or the average market capitalization of our Class A common stock falls below $75 million and we are unable to satisfy these standards within the time periods specified under NYSE regulations. In addition, the NYSE has the authority to delist our Class A common stock immediately if, during any period of 30 consecutive trading days, the average market capitalization of such shares falls below $25 million if the NYSE determines that the trading price of our shares is abnormally low or if the NYSE otherwise believes the Class A common stock should no longer be listed. As of March 1, 2010, during the previous 30 consecutive trading days, the average closing share price of our Class A common stock was $24.22 per share and the average market capitalization of our Class A common stock was approximately $671 million, excluding securities exchangeable for, or convertible into, shares of our Class A common stock.

The market price and trading volume of our Class A common stock may be volatile, which could result in rapid and substantial losses for our stockholders.

The market price of our Class A common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our Class A common stock may fluctuate and cause significant price variations to occur, which may limit or prevent investors from readily selling their Class A common stock and may otherwise negatively affect the liquidity of our Class A common stock. If the market price of our Class A common stock declines significantly, holders may be unable to resell their Class A common stock at or above their purchase price, if at all. We cannot provide any assurance that the market price of our Class A common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our Class A common stock or result in fluctuations in the price or trading volume of our Class A common stock include:

•	variations in our quarterly operating results or dividends, or a decision to continue not paying a regular dividend;
•	failure to meet analysts’ earnings estimates;

•	difficulty in complying with the provisions in our credit agreement such as financial covenants and amortization requirements;
•	publication of research reports or press reports about us, our investments or the investment management industry or the failure of securities analysts to cover our Class A common stock;
•	additions or departures of our principals and other key management personnel;
•	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;
•	actions by stockholders;
•	changes in market valuations of similar companies;
•	speculation in the press or investment community;
•	changes or proposed changes in laws or regulations or differing interpretations thereof affecting our business or enforcement of these laws and regulations, or announcements relating to these matters;
•	litigation or governmental investigations;
•	fluctuations in the performance or share price of other alternative asset managers;
•	poor performance or other complications affecting our funds or current or proposed investments;
•	adverse publicity about the asset management industry generally or individual scandals, specifically;
•	sales of a large number of our Class A common stock or the perception that such sales could occur; and
•	general market and economic conditions.

The price of our Class A common stock may decline due to the large number of shares eligible for future sale and for exchange into Class A common stock.

The market price of our Class A common stock could decline as a result of sales of a large number of our Class A common stock or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of December 31, 2009, we had 60,014,643 outstanding shares of our Class A common stock on a fully diluted basis and 2,146,758 restricted stock units (“RSUs”) granted to employees.

As of December 31, 2009, each of our Principals owned an aggregate of 7.8 million shares of our Class B common stock. Each Principal also has the right to exchange his New Class A Units to shares of Class A common stock on a one-to-one basis, subject to certain restrictions contained in the exchange agreement with us and the Principals. As of December 31, 2009, GAM owned 16,755,844 shares of our Class C common stock. If GAM transfers the stock to anyone other than any of its subsidiaries, or to us, such shares will automatically convert to an equal number of shares of Class A common stock. In addition, on the second anniversary of the IPO, any outstanding shares of Class C common stock will automatically convert to Class A common stock on a one-to-one basis. Each of our Principals and GAM have registration rights permitting them to sell their stock, subject to transfer restrictions in the case of our Principals.

Item 1B. Unresolved Staff Comments.

The Company has no unresolved SEC comments.

Item 2. Properties.

Our corporate headquarters and principal offices are located at 330 Madison Avenue in New York, New York and are leased under a lease that will expire in 2014. In addition to our headquarters, we have sales and marketing teams based in Los Angeles, California and Toronto, Canada where we maintain short-term leases. We believe our existing facilities are adequate to meet our requirements.

Item 3. Legal Proceedings.

We have been named in certain litigation. In the opinion of management, the possibility of an outcome from this litigation that is materially adverse to us is remote.

Item 4. Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our Class A common stock have been listed and are traded on the New York Stock Exchange (“NYSE”) under the symbol “ART” since our initial public offering in September 2009. The following table sets forth, for the periods indicated, the high, low and last sale prices in dollars on the NYSE for our Class A common stock and the dividends per share we declared with respect to the periods indicated.

2009	High	Low	Last Sale	Dividends Declared

September 24, 2009 (date of IPO) through September 30, 2009	$27.25	$25.50	$26.15	$—
For the quarter ended December 31, 2009	26.54	22.66	25.49	—

We may pay quarterly dividends on our Class A common stock in amounts that reflect management’s view of our financial performance and liquidity. However, no assurance can be given that any dividends, whether quarterly or otherwise, will or can be paid.

On March 1, 2010, the closing price for our Class A common stock, as reported on the NYSE, was $23.95. As of March 1, 2010, there were approximately 83 shareholders of record of our Class A common stock and one shareholder of record for our Class C common stock. This figure does not reflect the beneficial ownership of shares held in nominee name, nor does it include holders of our Class B common stock or any restricted stock units.

Use of Proceeds

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

Purchases of Equity Securities

Investors’ share repurchase activity for each of the three months in the period ended December 31, 2009, was as follows:

Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
	Total Number of		as Part of Publicly	Yet be Purchased
	Shares	Average Price Paid	Announced Plans	Under the Plans or
Period	Repurchased(a)	Per Share(a)	or Programs(b)	Programs(b)

October 1, 2009 through October 31, 2009	2,644,156	$24.596	—	$—
November 1, 2009 through November 30, 2009	—	—	—	—
December 1, 2009 through December 31, 2009	—	—	—	—

For the quarter ended December 31, 2009	2,644,156	24.596	—	—

(a)	These columns reflect the following transactions during the fourth quarter of 2009: the repurchase and retirement of 2.6 million shares of Class C common stock in connection with the exercise of the underwriters’ option.

(b)	As of December 31, 2009, Investors did not have a share repurchase program.

Common Stock Performance Graph

The following graph compares the cumulative total stockholder return on our Class A common stock from September 24, 2009 (the date our Class A common stock began trading on the NYSE) through December 31, 2009, with the cumulative total return of the Standard and Poor’s 500 Stock Index (“S&P 500”) and the SNL Asset Manager Index. The graph assumes an investment of $100 in our Class A common stock and in each of the two indices on September 23, 2009 and the reinvestment of all dividends, if any. The initial public offering price of our Class A common stock was $26.00 per share.

Total Return Performance

Index	09/24/09	12/31/09

Artio Global Investors Inc.	$100.00	$98.04
SNL Asset Manager Index	$100.00	$105.70
S&P 500	$100.00	$104.70

* The SNL Asset Manager Index currently comprises the following companies: Affiliated Managers Group, Inc.; AllianceBernstein Holding L.P.; Alternative Asset Management; BKF Capital Group, Inc.; BlackRock, Inc.; Blackstone Group L.P.; Brookfield Asset Management; Calamos Asset Management, Inc.; Cohen & Steers, Inc.; Diamond Hill Investment Group; Eaton Vance Corp.; Epoch Holding Corp.; Federated Investors, Inc.; Fortress Investment Group; Franklin Resources, Inc.; GAMCO Investors, Inc.; GLG Partners, Inc.; Hennessy Advisors, Inc.; Integrity Mutual Funds, Inc.; INVESCO Ltd.; Janus Capital Group, Inc.; Legg Mason, Inc.; Och-Ziff Capital Management; Pzena Investment Management; SEI Investments Co.; T. Rowe Price Group, Inc.; Triplecrown Acquisition Corp.; U.S. Global Investors, Inc.; Value Line, Inc.; W.P. Stewart & Co., Ltd.; Waddell & Reed Financial, Inc.; and Westwood Holdings Group, Inc.

In accordance with the rules of the SEC, this Common Stock performance graph shall not be incorporated by reference into any future filings by us under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or under the Securities Act of 1933, as amended (the “Securities Act”), and shall not be deemed to be soliciting material under the Exchange Act or the Securities Act.

Item 6. Selected Financial Data

Set forth below are selected financial data for the last five years. This data should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31,
(in thousands, except as indicated and per share information)	2009	2008	2007	2006	2005

Statement of Operations data:
Total revenues and other operating income	$307,392	$422,046	$445,744	$300,432	$201,285

Employee compensation and benefits:
Salaries, incentive compensation and benefits	79,035	92,487	92,277	69,677	52,878
Allocation of Class B profits interests	33,663	76,074	83,512	53,410	33,748
Change in redemption value of Class B profits interests	266,110	54,558	76,844	46,932	23,557
Tax receivable agreement	97,909	—	—	—	—

Total employee compensation and benefits	476,717	223,119	252,633	170,019	110,183
Shareholder servicing and marketing	16,886	23,369	25,356	20,134	15,130
General and administrative	42,317	62,833	50,002	31,510	24,590

Total expenses	535,920	309,321	327,991	221,663	149,903
Non-operating income (loss)	(1,395)	3,181	7,034	3,288	1,391

Income (loss) from continuing operations	(229,923)	115,906	124,787	82,057	52,773

Income taxes relating to income from continuing operations	134,287	54,755	58,417	38,514	24,123
Income (loss) from discontinued operations, net of taxes	—	—	1,616	1,231	(2,544)

Net income (loss)	(364,210)	61,151	67,986	44,774	26,106
Net income attributable to non-controlling interests	14,104	—	—	—	—

Net income (loss) attributable to Artio Global Investors	$(378,314)	$61,151	$67,986	$44,774	$26,106

Attributable to Artio Global Investors per share information – basic and diluted:
Income (loss) from continuing operations	$(8.88)	$1.46	$1.58	$1.04	$0.68
Income from discontinued operations, net of taxes	—	—	0.04	0.03	(0.06)

Net income (loss)	$(8.88)	$1.46	$1.62	$1.07	$0.62

Cash dividends declared per basic share	$5.16	$2.79	$1.43	$—	$0.71

Weighted average shares used to calculate per share information – basic and diluted	42,620	42,000	42,000	42,000	42,000

Balance sheet data:
Cash and cash equivalents	$60,842	$86,563	$133,447	$61,055	$16,194
Total assets	195,954	319,476	355,355	244,704	121,214
Debt	60,000	—	—	—	—
Accrued compensation and benefits	31,478	268,925	245,245	138,087	68,880
Total liabilities	191,973	286,231	266,261	163,820	85,104
Total stockholders’ equity	$6,892	$33,245	$89,094	$80,884	$36,110
Non-controlling interests	(2,911)	—	—	—	—

Total equity	$3,981	$33,245	$89,094	$80,884	$36,110

Assets under management data (in millions):
Assets under management, excluding legacy	$55,993	$45,200	$75,362	$53,486	$34,850
Net client cash flows	338	1,930	12,150	7,582	8,633
Market appreciation (depreciation)	10,455	(32,092)	9,726	11,054	4,635

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Introduction

Artio Global Investors Inc. (“Investors” or the “Company”) and subsidiaries (collectively, “we,” “us” or “our”) comprises Investors and its three subsidiaries, Artio Global Holdings LLC (“Holdings”), an intermediate holding company, Artio Global Management LLC (“Investment Adviser”), a registered investment adviser under the Investment Advisers Act of 1940, and Artio Capital Management LLC. Holdings is approximately 74% owned by Investors, 13% owned by Richard Pell, our Chairman, Chief Executive Officer and Chief Investment Officer (“Pell”), and 13% owned by Rudolph-Riad Younes, our Head of International Equity (“Younes,” together with Pell, the “Principals”). The Principals’ interests are reflected in the consolidated financial statements as non-controlling interests. Investment Adviser and Artio Capital Management LLC are wholly owned subsidiaries of Holdings.

Our MD&A is provided in addition to the accompanying consolidated financial statements and footnotes to assist readers in understanding our results of operations, financial position, liquidity and cash flows. The MD&A is organized as follows:

•	General Overview. Beginning on page 42, we provide a summary of our overall business, discuss our 2009 initial public offering (“IPO”), our critical accounting policies and the economic environment.

•	Key Performance Indicators. Beginning on page 45, we discuss the key operating and financial indicators that guide management’s review of our performance.

•	Assets Under Management. Beginning on page 47, we provide a detailed discussion of our assets under management (“AuM”), which is a major driver of our operating revenues and certain of our expenses.

•	Revenues and Other Operating Income. Beginning on page 54, we discuss our revenue and other operating income compared to the previous two years.

•	Operating Expenses. Beginning on page 55, we discuss our operating expenses compared to the previous two years.

•	Liquidity and Capital Resources. Beginning on page 58, we analyze our working capital as of December 31, 2009 and 2008, and cash flows for 2009 and 2008. Also included is a discussion of the amount of financial capacity available to help fund our future activities.

•	New Accounting Standards. Beginning on page 60, we discuss new accounting pronouncements that may apply to us.

•	Cautionary Note Regarding Forward-Looking Statements. Beginning on page 60, we describe the risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements set forth in this MD&A relating to our financial results, operations, business plans and prospects. Such forward-looking statements are based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances.

Our results for 2009 include a significant amount of expenses that are either non-recurring or relate to agreements that were terminated in connection with the IPO. These expenses include, but are not limited to, Allocation of Class B profits interests, Change in redemption value of Class B profits interests, Tax receivable agreement, the de-recognition of deferred tax assets, as well as certain professional and licensing fees within General & administrative expenses.

General Overview

Business

We are an asset management company that provides investment management services to institutional and mutual fund clients. We manage and advise proprietary funds, commingled institutional investment vehicles, institutional separate accounts and sub-advisory accounts. Our operations are based principally in the U.S.; however, our AuM are invested primarily outside of the U.S.

Initial Public Offering and Changes in Principals’ Interests

On September 29, 2009, we completed an initial public offering (“IPO”) of 25.0 million shares of Investors’ Class A common stock (“Class A common stock”) at a price of $26.00 per share. The IPO proceeds, net of the underwriting discount, of $614.9 million were used to repurchase and retire an aggregate of 22.6 million shares of Investors’ Class C common stock from GAM Holding Ltd. (formerly known as Julius Baer Holding Ltd.), a Swiss corporation, (“GAM”) and to repurchase 1.2 million shares of Class A common stock from each of the Principals. (See Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 2. Initial Public Offering and Changes in the Principals’ Interests.)

On October 5, 2009, the underwriters exercised their option to purchase additional shares of Class A common stock at the IPO price, net of the underwriting discount, resulting in the issuance of 2,644,156 shares of Class A common stock. The net proceeds were used to repurchase and retire at the IPO price, net of the underwriting discount, 2,644,156 shares of Class C common stock from GAM.

After the IPO and the exercise of the underwriters’ option, GAM owns approximately 27.9% of the outstanding shares of our capital stock through its ownership of the outstanding shares of Class C common stock.

Before the IPO, each Principal had a 15% Class B profits interest in Investment Adviser, which was accounted for as compensation. Immediately prior to the IPO, each Principal exchanged his Class B profits interest for a 15% non-voting Class A membership interest in Holdings (“New Class A Units”). Each Principal also purchased, at par value, nine million shares of voting, non-participating, Investors’ Class B common stock (“Class B common stock”). As of December 31, 2009, each Principal’s New Class A Units represent an approximate 13% interest in Holdings and are accounted for as non-controlling interests.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities (including contingent liabilities), revenues, and expenses at the date of the consolidated financial statements. Actual results could differ from those estimates and may have a material effect on the consolidated financial statements.

Fees Receivable and Accrued Fees, Net of Allowance for Doubtful Accounts

Fees receivable and accrued fees, net of allowance for doubtful accounts represent fees that have been, or will be billed to our clients. We review receivables and provide an allowance for doubtful accounts for any receivables when appropriate. As of December 31, 2009, the allowance for doubtful accounts was insignificant to our receivables balance.

Investment Management Fees

Investment management fees fluctuate based on the total value of AuM. Our procedures for determining the fair values of assets managed are described in the “AuM” section of this MD&A.

Income Taxes

Recovery of deferred tax benefits depends on our ability to generate sufficient taxable income. A significant portion of the deferred tax asset balance is derived using expected tax benefits that develop over a 15-year period. Therefore, sufficient taxable income will need to be earned over a 15-year period (at current tax rates) for the Company to be able to receive these tax benefits. As our taxable income has historically been significantly in excess of the necessary amount, we believe that it is more likely than not that the deferred tax asset will be recovered and, therefore, no valuation allowance is necessary.

Uncertainty in income tax positions is accounted for by recognizing in the consolidated financial statements the impact of a tax position when it is more likely than not that the tax position would be sustained upon examination by the tax authorities based on the technical merits of the position. We consider the facts and circumstances as of December 31 in order to determine the appropriate tax benefit to recognize. Significant differences could exist between the ultimate outcome of the examination of a tax position and management’s estimate. These differences could have a material impact on our effective tax rate, results of operations, financial position and/or cash flows.

Interest and penalties relating to tax liabilities are recognized on actual tax liabilities and exposure items. Interest is accrued according to the provisions of the relevant tax law and is reported as interest expense. Penalties are accrued and reported as General and administrative expenses.

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

In the aftermath of the economic and financial turmoil of 2008 and early 2009, financial markets took on a positive tone beginning in March 2009 as global stimulus efforts began to take hold. Corporate credit spreads declined and cyclical and financial stocks led the equity markets forward, with more defensive sectors slow to follow. Investors began to re-evaluate risk levels within their portfolios, as was evidenced by outperformance within emerging markets, high yield and more cyclically-oriented sectors. Economic fundamentals further aided the market’s tone in the fourth quarter of 2009. While unemployment remained high, the rate of job losses continued to slow. Manufacturing levels, capacity utilization, consumer confidence, and vehicle and retail sales continued to climb. Third-quarter 2009 gross domestic product rose, although at a slow pace. The housing market showed signs of stabilization even with increasing mortgage delinquencies. Finally, inflation remains muted, which may continue to result in low interest rates.

Key Performance Indicators

Our management reviews our performance on a monthly basis, focusing on the indicators described below.

	As of and for the Years Ended December 31,
(in millions, except basis points and percentages)	2009	2008	2007

Operating indicators(a)
AuM at end of period	$55,993	$45,200	$75,362
Average AuM for period(b)	48,166	64,776	66,619
Net client cash flows	338	1,930	12,150

Financial indicators
Investment management fees	305	425	446
Effective fee rate (basis points)(c)	63.4	65.6	66.9
Adjusted operating income(d)	173	252	280
Adjusted operating margin(e)	56.4%	59.8%	62.7%
Adjusted EBITDA(d)	176	255	282
Adjusted EBITDA margin(e)	57.4%	60.5%	63.1%
Adjusted compensation ratio(d)(f)	24.3%	19.8%	20.4%
Adjusted net income attributable to Artio Global Investors(d)	105	143	156
Diluted earnings per share	$(8.88)	$1.46	$1.62
Adjusted diluted earnings per share(d)	$1.75	$2.38	$2.61

(a)	Excluding legacy activities.

(b)	Average AuM for a period is computed on the beginning-of-first-month balance and all end-of-month balances within the year.

(c)	The effective fee rate is computed by dividing investment management fees by average AuM for the year.

(d)	See the “Adjusted Performance Measures” section of this MD&A for reconciliations of Employee compensation and benefits to Adjusted compensation; Operating income (loss) before income tax expense to Adjusted operating income; Net income (loss) attributable to Artio Global Investors to Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”); and Net income (loss) attributable to Artio Global Investors to Adjusted net income attributable to Artio Global Investors.

(e)	Adjusted operating and Adjusted EBITDA margins are calculated by dividing Adjusted operating income and Adjusted EBITDA by Total revenues and other operating income.

(f)	Calculated as Adjusted compensation(d) divided by Total revenues and other operating income.

Operating Indicators

Our revenues are driven by the amount and composition of our AuM, as well as by our fee structure. As a result, management closely monitors our AuM. We believe average AuM is important as most of our fees are calculated based on daily or monthly AuM, rather than quarter-end balances of AuM.

Net client cash flows represent sales to either new clients or existing clients, less redemptions. Our net client cash flows are driven by the performance of our investment strategies, competitiveness of fee rates, the success of our marketing and client service efforts, and the state of the overall equity and fixed income markets. In addition, our net client cash flows reflect client-specific actions, such as portfolio rebalancing or decisions to change portfolio managers.

Economic conditions improved throughout 2009, as equity markets increased and the U.S. dollar weakened, resulting in our AuM as of December 31, 2009, being 24% higher than at the beginning of the year. This was in contrast to a 40% decline in our AuM in 2008, resulting from substantial declines in global equity markets, particularly in the third and fourth quarters of 2008, and a strengthening of the U.S. dollar. In addition, we experienced net client cash inflows of $0.3 billion for 2009, and although market sentiment has improved, we believe portfolio rebalancing activity in 2009 has decreased from historical levels as investors evaluated their investment strategies. As a consequence, we believe this reduced the overall number of institutional mandates and reduced our level of net client cash flows.

Financial Indicators

Management reviews certain financial ratios to monitor progress with internal forecasts, understand the underlying business and compare our firm with others in the financial services industry. The effective fee rate represents the amount of investment management fees we earn divided by the average dollar value of client assets we manage. We use this information to evaluate the contribution to revenue from our products. Adjusted operating and EBITDA margins are important indicators of our profitability and the efficiency of our business model. (See the “Adjusted Performance Measures” section of this MD&A for a discussion of financial indicators not prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”).) Other ratios shown in the table above allow us to review expenses in comparison with our revenues.

Our effective fee rate for 2009 decreased from 2008 due primarily to a greater proportion of our average AuM being within our institutional separate accounts and fixed income strategies, both of which have lower average fee rates than our overall blended rate. Our institutional separate accounts increased to approximately 32% of average AuM in 2009 from approximately 30% of average AuM in 2008. Our fixed income strategies increased to approximately 14% of average AuM for 2009 from approximately 9% of average AuM in 2008. In addition, we earn higher investment management fees from our proprietary funds, compared to our other investment vehicles, and from our International Equity strategies, compared to our other investment strategies. Our proprietary funds declined to approximately 43% of average AuM for 2009 from approximately 47% of average AuM for 2008. Our International Equity strategies represented approximately 84% of average AuM for 2009 compared to approximately 90% of average AuM for 2008.

Our Adjusted operating income and Adjusted EBITDA margins in 2009, declined compared to 2008. Revenues declined faster than expenses, primarily in the first half of the year. Although the economic events since the latter part of 2008 have severely impacted our business, we continued to generate strong Adjusted operating income and Adjusted EBITDA margins, which we believe reflects the strength of our franchise and the variability of our expense base. Operating income (loss) before income tax expense margins decreased in 2009, due primarily to non-recurring compensation charges in connection with the IPO and the reasons discussed above.

Adjusted Performance Measures

Certain of our financial indicators are not prepared in conformity with U.S. GAAP. These indicators are adjusted versions of balances in our consolidated financial statements. The adjustments are not in conformity with GAAP. We believe these adjustments are meaningful as they are more representative of our ongoing organizational structure. The adjustments are primarily related to certain expenses recorded in Employee compensation and benefits and the tax effect associated with those adjustments. For 2009, we have excluded the amortization expense associated with the equity awards granted to employees in connection with the IPO, as these awards were one-time in nature. For all years presented, we have excluded the non-recurring compensation charges associated with the reorganization of the Company’s ownership structure in connection with the IPO and the former compensation structure of our Principals. In addition, we have adjusted Income taxes related to income from continuing operations to reflect the appropriate effective tax rate for each year after taking into consideration these non-GAAP adjustments. We also present Adjusted net income attributable to Artio Global Investors per diluted share, which assumes the full exchange of our Principals’ non-controlling interests for Class A common stock at the beginning of each period presented. These adjustments are reflected in Adjusted operating income, Adjusted operating margin, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted compensation ratio, Adjusted net income attributable to Artio Global Investors and Adjusted diluted earnings per share.

We consider each of these adjusted measures to be important measures of our financial performance, as we believe they best present operating performance on a basis that is representative of our current structure.

The following table provides reconciliations of Employee compensation and benefits to Adjusted compensation, Operating income (loss) before income tax expense to Adjusted operating income, Net income (loss) attributable to Artio Global Investors to Adjusted EBITDA, and Net income (loss) attributable to Artio Global Investors to Adjusted net income attributable to Artio Global Investors:

	Years Ended December 31,
(in millions)	2009	2008	2007

Employee compensation and benefits	$477	$223	$253
Less compensation adjustments:
Allocation of Class B profits interests	34	76	84
Change in redemption value of Class B profits interests	266	54	77
Tax receivable agreement	98	—	—
Principals’ deferred compensation	—	9	1
Amortization expense of IPO-related RSU grants	4	—	—

Total compensation adjustments	402	139	162

Adjusted compensation	$75	$84	$91

Operating income (loss) before income tax expense	$(229)	$113	$118
Add: total compensation adjustments	402	139	162

Adjusted operating income	$173	$252	$280

Net income (loss) attributable to Artio Global Investors	$(378)	$61	$68
Add: net income attributable to non-controlling interests	14	—	—
Less: income from discontinued operations, net of tax	—	—	(2)
Add: income taxes relating to income from continuing operations	134	55	59
Less: non-operating (income) loss(a)	1	(3)	(7)
Add: depreciation and amortization(b)	3	3	2
Add: total compensation adjustments	402	139	162

Adjusted EBITDA	$176	$255	$282

Net income (loss) attributable to Artio Global Investors	$(378)	$61	$68
Add: net income attributable to non-controlling interests	14	—	—
Less: income from discontinued operations, net of tax	—	—	(2)
Tax impact of adjustments	67	(57)	(72)
Add: total compensation adjustments	402	139	162

Adjusted Net income attributable to Artio Global Investors	$105	$143	$156

Weighted average diluted shares	43	42	42
Adjusted weighted average diluted shares(c)	60	60	60

(a)	Non-operating income (loss) represents primarily interest income and expense, including gains and losses on interest-bearing marketable securities.

(b)	Excludes amortization expense associated with equity awards in connection with the IPO, as such expense is included in total compensation adjustments.

(c)	Adjusted weighted average diluted shares assumes Investors ownership structure following the IPO was in effect at the beginning of each period and that the Principals have exchanged all of their New Class A Units for Class A common stock.

Assets under Management (“AuM”)

Changes to our AuM, the distribution of our AuM among our investment products and investment strategies, and the effective fee rates on our products, all affect our operating results from one period to another.

The amount and composition of our AuM are, and will continue to be, influenced by a variety of factors including, among other things:

•	investment performance, including fluctuations in both the financial markets and foreign currency exchange rates and our investment decisions;

•	client cash flows into and out of our investment products;
•	the mix of AuM among our various strategies; and
•	our introduction or closure of investment strategies and products.

Our five core investment strategies are:

•	International Equity;
•	Global Equity;
•	U.S. Equity;
•	High Grade Fixed Income; and
•	High Yield.

Investors are able to invest in our strategies through the investment vehicles set forth in the following table.

The following table sets forth a summary of our AuM (including legacy activities) by investment vehicle type as of December 31, 2009, 2008 and 2007:

	As of December 31,			As a % of AuM as of December 31,
(in millions, except percentages)	2009	2008	2007	2009	2008	2007

Proprietary funds(a)
A shares	$7,919	$6,251	$13,217
I shares(b)	16,563	13,215	23,900

Total	24,482	19,466	37,117	43.7%	43.1%	49.3%
Institutional commingled funds	9,198	7,056	9,357	16.4	15.6	12.4
Separate accounts	17,854	14,342	22,897	31.9	31.7	30.4
Sub-advisory accounts	4,459	4,336	5,991	8.0	9.6	7.9
Legacy activities(c)	—	4	—	—	—	—

Ending AuM	$55,993	$45,204	$75,362	100.0%	100.0%	100.0%

(a)	Proprietary funds include both SEC registered funds and private offshore funds. SEC registered mutual funds within proprietary funds are: Artio International Equity Fund; Artio International Equity Fund II; Artio Total Return Bond Fund; Artio Global High Income Fund; Artio Global Equity Fund Inc.; Artio U.S. Microcap Fund; Artio U.S. Midcap Fund; Artio U.S. Multicap Fund; and Artio U.S. Smallcap Fund.

(b)	Amounts invested in private offshore funds are categorized as “I” shares.

(c)	Legacy activities relate to a hedge fund product which we discontinued in the fourth quarter of 2008.

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

The following table sets forth the changes in AuM by investment vehicle type:

	For the Years Ended December 31,			YE 09/08	YE 08/07
(in millions, except percentages)	2009	2008	2007	% Change	% Change

Proprietary Funds:
Beginning AuM	$19,466	$37,117	$26,600	(48)%	40%
Gross client cash inflows	7,659	8,716	10,999	(12)	(21)
Gross client cash outflows	(7,038)	(10,973)	(5,103)	36	(115)

Net client cash flows	621	(2,257)	5,896	128	(138)
Transfers between investment vehicles	(38)	(188)	(92)	80	(104)

Total client cash flows	583	(2,445)	5,804	124	(142)
Market appreciation (depreciation)	4,433	(15,206)	4,713	129	(423)

Ending AuM	24,482	19,466	37,117	26	(48)

Institutional Commingled Funds:
Beginning AuM	7,056	9,357	5,676	(25)	65
Gross client cash inflows	1,391	3,617	2,886	(62)	25
Gross client cash outflows	(1,118)	(1,135)	(813)	1	(40)

Net client cash flows	273	2,482	2,073	(89)	20
Transfers between investment vehicles	29	194	371	(85)	(48)

Total client cash flows	302	2,676	2,444	(89)	9
Market appreciation (depreciation)	1,840	(4,977)	1,237	137	(502)

Ending AuM	9,198	7,056	9,357	30	(25)

Separate Accounts:
Beginning AuM	14,342	22,897	16,574	(37)	38
Gross client cash inflows	2,273	2,361	5,928	(4)	(60)
Gross client cash outflows	(2,028)	(1,803)	(2,315)	(12)	22

Net client cash flows	245	558	3,613	(56)	(85)
Transfers between investment vehicles	9	(53)	(279)	117	81

Total client cash flows	254	505	3,334	(50)	(85)
Market appreciation (depreciation)	3,258	(9,060)	2,989	136	(403)

Ending AuM	17,854	14,342	22,897	24	(37)

Sub-advisory Accounts:
Beginning AuM	4,336	5,991	4,636	(28)	29
Gross client cash inflows	768	2,557	1,359	(70)	88
Gross client cash outflows	(1,569)	(1,410)	(791)	(11)	78

Net client cash flows	(801)	1,147	568	(170)	102
Transfers between investment vehicles	—	47	—	(100)	100

Total client cash flows	(801)	1,194	568	(167)	110
Market appreciation (depreciation)	924	(2,849)	787	132	(462)

Ending AuM	4,459	4,336	5,991	3	(28)

Legacy Activities:
Beginning AuM	4	—	—	—	—
Gross client cash inflows	—	44	—	(100)	—
Gross client cash outflows	—	(35)	—	100	—

Net client cash flows	—	9	—	(100)	—
Transfers between investment vehicles	—	—	—	—	—

Total client cash flows	—	9	—	(100)	—
Market appreciation (depreciation)	(4)	(5)	—	20	—

Ending AuM	—	4	—	(100)	—

	For the Years Ended December 31,			YE 09/08	YE 08/07
(in millions, except percentages)	2009	2008	2007	% Change	% Change

Total AuM (including legacy activities):
Beginning AuM	45,204	75,362	53,486	(40)	41
Gross client cash inflows	12,091	17,295	21,172	(30)	(18)
Gross client cash outflows	(11,753)	(15,356)	(9,022)	23	(70)

Net client cash flows	338	1,939	12,150	(83)	(84)
Transfers between investment vehicles	—	—	—	—	—

Total client cash flows	338	1,939	12,150	(83)	(84)
Market appreciation (depreciation)	10,451	(32,097)	9,726	133	(430)

Ending AuM	55,993	45,204	75,362	24	(40)

Total AuM (excluding legacy activities):
Beginning AuM	45,200	75,362	53,486	(40)	41
Gross client cash inflows	12,091	17,251	21,172	(30)	(19)
Gross client cash outflows	(11,753)	(15,321)	(9,022)	23	(70)

Net client cash flows	338	1,930	12,150	(82)	(84)
Transfers between investment vehicles	—	—	—	—	—

Total client cash flows	338	1,930	12,150	(82)	(84)
Market appreciation (depreciation)	10,455	(32,092)	9,726	133	(430)

Ending AuM	$55,993	$45,200	$75,362	24	(40)

Net client cash flows across all investment vehicles decreased $1.6 billion for 2009 compared to 2008, mainly as a result of a $4.7 billion decrease in net client cash inflows to the International Equity II strategy, partially offset by a $1.6 billion decrease in net client cash outflows from our International Equity I strategy and a $1.4 billion increase in net client cash inflows to our High Yield strategy.

Net client cash flows across all investment vehicles decreased $10.2 billion for 2008 compared to 2007, mainly as a result of a $4.5 billion decrease in net client cash inflows to the International Equity II strategy, $3.0 billion increase in net client cash outflows from the International Equity I strategy and $2.3 billion decrease in net client cash inflows to the High Grade Fixed Income strategy.

Market appreciation for 2009, 2008 and 2007 were primarily attributable to the following strategies:

	For the Years Ended December 31,			YE 09/08	YE 08/07
(in millions, except percentages)	2009	2008	2007	% Change	% Change

Market appreciation (depreciation) (excluding legacy activities):
International Equity I	$4,105	$(17,916)	$6,372	123%	(381)%
International Equity II	4,919	(13,288)	2,803	137	(574)
Other strategies	1,431	(888)	551	261	(261)

Total market appreciation (depreciation)	$10,455	$(32,092)	$9,726	133	(430)

The MSCI AC World ex USA Index experienced a 41.4% increase during 2009, declined 45.5% in 2008 and grew by 16.7% in 2007. In 2009, the gross performances of our International Equity I strategy trailed the index by 15.5% and our International Equity II strategy trailed the index by 15.3%. In 2008, the gross performances of our International Equity I strategy outperformed the index by 1.4% and our International Equity II strategy outperformed the index by 3.3%. In 2007, the gross performances of our International Equity I strategy outperformed the index by 1.8% and our International Equity II strategy outperformed the index by 1.6%.

Proprietary Funds

Net client cash flows related to proprietary funds increased $2.9 billion for 2009 compared to 2008, mainly as a result of a $2.1 billion decrease in net client cash outflows from our International Equity I Fund and a $1.0 billion increase in net client cash inflows to our Global High Income Fund, partially offset by a $0.2 billion decrease in net client cash inflows to our International Equity II Fund and a $0.1 billion decrease in net client cash inflows to our Total Return Bond Fund.

Net client cash flows related to proprietary funds decreased $8.2 billion for 2008 compared to 2007, mainly as a result of a $4.1 billion decrease in net client cash flows to our International Equity I strategy, as 2008 had net client cash outflows compared to net client cash inflows in 2007, and a $3.8 billion decrease in net client cash inflows to our International Equity II strategy.

Institutional Commingled Funds

Net client cash flows related to institutional commingled funds decreased $2.2 billion for 2009 compared to 2008, mainly as a result of a $2.1 billion decrease in net client cash inflows to our International Equity II vehicles.

Net client cash flows related to institutional commingled funds increased $0.4 billion for 2008 compared to 2007, mainly as a result of an increase in net client cash inflows of $0.2 billion to our International Equity II vehicles and a decrease in net client cash outflows of $0.1 billion from our International Equity I vehicles.

Separate Accounts

Net client cash flows related to separate accounts decreased $0.3 billion for 2009 compared to 2008, mainly as a result of a $0.5 billion increase in net client cash outflows from the International Equity I strategy, partially offset by a $0.1 billion increase in net client cash flows into the High Yield strategy, as 2009 had net client cash inflows compared to net client cash outflows in 2008.

Net client cash flows related to separate accounts decreased $3.1 billion for 2008 compared to 2007, mainly as a result of a combined $2.3 billion decrease in net client cash flows to our High Grade Fixed Income and High Yield strategies, as 2007 included a $1.6 billion fixed income mandate relating to one account. Further, the reduction in net client cash inflows was also attributable to a $1.7 billion decrease in net client cash inflows to our International Equity II strategy, partially offset by a $1.0 billion decrease in net client cash outflows from our International Equity I strategy.

Sub-advisory Accounts

Net client cash flows related to sub-advised accounts decreased $1.9 billion for 2009 compared to 2008. The decrease was mainly a result of a $2.4 billion decrease in net client cash flows to our International Equity II accounts, which resulted from net client cash outflows in 2009 compared to net client cash inflows in 2008, as 2008 included the impact of a $1.5 billion funding related to a new client, and 2009 included the partial redemption of approximately $0.8 billion by our largest sub-advisory client. The decrease is partially offset by a $0.3 billion increase in net client cash inflows to our High Yield strategy and a $0.2 billion decrease in net client cash outflows from certain low-margin U.S. dollar fixed income products.

Net client cash flows related to sub-advised accounts increased $0.6 billion for 2008 compared to 2007, mainly as a result of a $1.5 billion mandate relating to a new International Equity II client in 2008, partially offset by a decrease in net client cash inflows to our International Equity II strategy by other clients, as well as a $0.3 billion increase in net client cash outflows during 2008 in certain low-margin short-term U.S. dollar fixed income products.

Fair Value of AuM

The valuation policies of the proprietary funds are approved by the Board of Trustees of the Artio Global Investment Funds and the Board of Directors of the Artio Global Equity Fund. Valuation of institutional commingled funds is similar to that of the proprietary funds. Primary responsibility for the valuation of separate accounts rests with the custodians of our clients’ accounts. Fair value polices for sub-advised accounts are determined by the primary adviser.

As of December 31, 2009 and 2008

Our proprietary funds and institutional commingled funds adopted the fair value measurement reporting requirement for their financial statements in 2008.

The table below shows the composition of the investments in securities of the proprietary funds and institutional commingled funds by Levels 1, 2, and 3 as of December 31, 2008 and 2009.

			Level 2	Level 3
			Other	Significant
		Level 1	Observable	Unobservable
(in millions)	Total(a)	Quoted Prices	Inputs	Inputs

December 31, 2008:
Proprietary funds	$15,802	$13,545	$1,817	$440
Institutional commingled funds	6,494	6,384	79	31
December 31, 2009:
Proprietary funds	23,813	1,987	21,482	344
Institutional commingled Funds	8,998	1,894	7,069	35

(a)	Total differs from aggregate AuM primarily due to uninvested cash.

We do not have responsibility for fair valuing the assets of separate accounts or sub-advised accounts, and do not have access to the fair value methodology of the custodians responsible for such valuation. Accordingly, we do not compute fair value data for these assets. The table below represents our estimate of what the data for our separate accounts and sub-advised assets might have been had we made such a computation.

			Level 2	Level 3
			Other	Significant
		Level 1	Observable	Unobservable
(in millions)	Total(a)	Quoted Prices	Inputs	Inputs

December 31, 2008	$17,958	$14,061	$3,753	$144
December 31, 2009	21,698	17,272	4,368	58

(a)	Total differs from aggregate AuM primarily due to uninvested cash.

As of December 31, 2007

During 2007, the valuation committee implemented a standard-industry correlation model, which was applied to closing prices when markets rose or fell by a level it determined was materially significant, to determine fair value. Since a large number of the underlying holdings were international investments, the valuation committee recognized that the last price traded on a local exchange may not necessarily be the “best price” to use in calculating the fund’s net asset value on a given day. The “best price” represented an assessment of the effect that a local market would have assigned to the event that gave rise to the “fair value” pricing, had that local market been open for business at the time of the fund’s close of business. The approach applied stock-specific factor models which include prices of index-linked futures, such as the S&P 500 or Nikkei 225 Futures.

Prices obtained using the standard-industry correlation model are referred to below as prices obtained from “independent pricing agents using adjusted market prices.” These prices were obtained through application of the model, without any subjective input by our pricing committee or other internal employees. The pricing committee did, however, monitor the results derived from the model to ensure that policies were being consistently applied. As of December 31, 2007, the substantial majority of AuM that were not valued solely using data from independent pricing agents were valued using this third-party correlation model. During 2007, the use of adjusted market prices had an immaterial (less than 0.1%) impact on our Total revenues and other operating income.

On certain occasions, a specific stock, sector, or market may not trade or abruptly halt trading during a given day. Additionally, a post-market event may have required the pricing committee to evaluate whether the last quoted price reflected fair value. In the rare circumstances where these post-market events were determined by the pricing committee to result in the last quoted market price, as adjusted by the correlation model, not reflecting fair value, the pricing committee established its own view in light of the best price or fair value of the relevant circumstances. These prices are referred to below as being valued using valuations “other” than from independent pricing agents. As of December 31, 2007, less than 5% of the AuM in our registered investment companies were valued on this “other” basis. To establish this valuation, the pricing committee evaluated available facts and information, including but not limited to, the following:

•	fundamental analytical data relating to the investment and its issuer;

•	the value of other comparable securities or relevant financial instruments, including derivative securities, traded on other markets or among dealers;

•	an evaluation of the forces which influence the market in which these securities are purchased and sold (e.g., the existence of merger proposals or tender offers for similarly situated companies that might affect the value of the security);

•	information obtained from the issuer, analysts, other financial institutions and/or the appropriate stock exchange (for exchange-traded securities);

•	government (domestic or foreign) actions or pronouncements; and

•	other news events.

Additional factors that were considered by the pricing committee when fair value pricing a portfolio security as a result of a significant event may have included: the nature and duration of the event and the forces influencing the operation of the financial markets; the factors that precipitated the event; whether the event is likely to recur; and whether the effects of the event were isolated or whether they affected entire markets, countries, or regions.

In addition to establishing a best price, the implementation of these policies were designed to help reduce arbitrage opportunities. Management supported the boards’ policy and adopted a similar policy for its commingled investment vehicles. As of December 31, 2007, conditions merited the application of this procedure.

As of December 31, 2007, the sources of fair values of assets of the registered investment companies were as follows:

	As of
	December 31,	% of Ending
(in millions, except percentages)	2007	AuM

Independent pricing agents using quoted market prices	$11,734	31.6%
Independent pricing agents using adjusted market prices to reflect “best” price at U.S. market closing	23,709	63.9
Other	1,674	4.5

Ending AuM	$37,117	100.0%

The information in the table above reflects the valuation of our sponsored proprietary funds. Because the assets of commingled investment vehicles are very similar to those held in the proprietary funds, the valuation of commingled investment vehicles would mirror that of the proprietary funds in terms of composition and valuation.

Independent pricing agents were sources such as Reuters or Bloomberg, which provided quoted market prices. Other pricing sources may also have been independent. However, the prices were often determined by a market-maker’s price levels, as opposed to exchange prints or evaluated bid/ask or sale transactions. As described above, with respect to the assets valued using adjusted market prices, substantially all of such assets were valued based on their quoted market price, adjusted by the pricing committee to more closely reflect fair value at the closing of U.S. markets rather than at the time of their local exchange’s closing, due to significant movement in the value of equity securities during the relevant day. During 2007, the adjustments to market price had no material impact on our revenues, as the impact on Total revenues and other operating income in 2007 compared to Total revenues and other operating income we would have earned if we had used quoted market prices was less than 0.1%.

The information in the table above reflects the valuation of our sponsored registered investment companies. Because the assets of commingled investment vehicles are substantially identical to those held in registered investment companies, the valuation of commingled investment vehicles would substantially mirror that of the registered investment companies in terms of composition and valuation.

We are not responsible for determining the fair values of the assets of separate accounts or sub-advised accounts, and did not have access to the precise fair value methodology of the custodians responsible for such valuation. However, as noted above, we maintained our own internal valuation of the assets in these vehicles and tested these valuations, on a monthly basis, against the values provided by these custodians and did not find material deviations.

Set out below, are the sources of fair value of assets of separate, sub-advised, and hedge fund accounts according to our internal valuation methodology as of December 31, 2007.

	As of December 31,	% of Ending
(in millions, except percentages)	2007	AuM

Independent pricing agents using quoted market prices	$28,179	97.5%
Independent pricing agents using adjusted market prices to reflect “best” price at U.S. market closing	709	2.5

Ending AuM	$28,888	100.0%

Revenues and Other Operating Income

Our revenues are driven by investment management fees earned from managing clients’ assets. Investment management fees fluctuate based on the total value of AuM, composition of AuM among our investment vehicles and among our investment strategies, changes in the investment management fee rates on our products and, for the few accounts on which we earn performance based fees, the investment performance of those accounts. Performance fees may be subject to clawback provisions as a result of performance declines. If such declines occur, the performance fee clawback provisions are recognized when the amount is probable and estimable. (See also the “Assets under Management” section of this MD&A.)

The following table sets forth average AuM, the effective fee rate and Total revenues and other operating income for 2009, 2008 and 2007:

(in thousands, except for Average AuM,	Years Ended December 31,			YE 09/08		YE 08/07
effective fee rate and percentages)	2009	2008	2007	% Change		% Change

Average AuM(a) (in millions)	$48,166	$64,776	$66,619	(26)%		(3)%

Effective fee rate (basis points)	63.4	65.6	66.9	(2.2	)bp	(1.3	)bp

Investment management fees	$305,334.9	$425,002.6	$445,558.4	(28)%		(5)%
Net gains (losses) on securities held for deferred compensation	1,970.1	(2,856.5)	—	169		—
Foreign currency gains (losses)	87.0	(100.6)	185.9	186		(154)

Total revenues and other operating income	$307,392.0	$422,045.5	$445,744.3	(27)		(5)

(a)	Excluding legacy activities.

Total revenues and other operating income decreased by $114.7 million for 2009 compared to 2008, due primarily to a decline in average AuM and, to a lesser extent, a decrease in the effective fee rate, partially offset by net gains on securities held for deferred compensation in 2009 compared to net losses on securities held for deferred compensation in 2008. The decline in the average AuM related to the significant deterioration in equity markets that began in the second half of 2008 and extended into the first quarter of 2009. The decline in the effective fee rate is primarily the result of a lower proportion of average AuM in the International Equity strategies and proprietary funds, our highest margin products and vehicle.

Total revenues and other operating income decreased by $23.7 million for 2008 compared to 2007, due primarily to a decline in average AuM, driven primarily by deteriorating equity markets, and a shift in the composition of AuM among our investment strategies and investment vehicles. The decline in the effective fee rate is primarily the result of a lower proportion of assets in the International Equity strategies and proprietary funds, our highest margin products and vehicle.

Performance fees as a percentage of Total revenues and other operating income approximated (0.5)% for 2009, 1.2% for 2008 and 0.9% for 2007. The negative performance fee in 2009 resulted from a clawback.

Operating Expenses

	Years Ended December 31,			YE 09/08	YE 08/07
(in thousands, except percentages)	2009	2008	2007	% Change	% Change

Total employee compensation and benefits	$476,716.6	$223,118.3	$252,633.1	* %	(12)%
Shareholder servicing and marketing	16,886.0	23,369.1	25,356.3	(28)	(8)
General and administrative	42,317.1	62,833.1	50,001.5	(33)	26

Total operating expenses	$535,919.7	$309,320.5	$327,990.9	*	(6)

*	Calculation is not meaningful, due to the impact of the IPO in 2009.

Operating expenses increased by $226.6 million for 2009 compared to 2008. The increase was largely due to non-recurring compensation charges of approximately $313.8 million incurred in connection with the IPO and changes in the nature of the Principals’ economic interests.

Operating expenses decreased by $18.7 million for 2008 compared to 2007. The decrease was largely due to expense reduction initiatives implemented in the second half of 2008, including significant reductions to the accrual of incentive compensation awards for 2008 to reflect the deterioration of global markets. In the fourth quarter of 2008, we also reduced headcount, principally support personnel, reduced our office space requirements and reduced certain information technology and market data costs.

On behalf of our mutual fund and investment advisory clients, we make decisions to buy and sell securities for each portfolio and select broker dealers to execute trades and negotiate brokerage commission rates. In connection with these activities, we receive research reports from executing broker-dealers. In certain situations, we receive research credits from broker dealers that would have had the effect of reducing our operating expenses by $0.7 million in 2009, $0.8 million in 2008 and $0.7 million in 2007. Our operating expenses would increase if the research credits were reduced or eliminated.

Employee Compensation and Benefits

The following table sets forth our Employee compensation and benefits expenses.

	Years Ended December 31,			YE 09/08		YE 08/07
(in thousands, except percentages)	2009	2008	2007	% Change		% Change

Salaries, incentive compensation and benefits	$79,035.7	$92,487.1	$92,276.9	(15)%		—%
Allocation of Class B profits interests(a)	33,662.5	76,073.8	83,512.3	(56)		(9)
Change in redemption value of Class B profits interests(a)	266,109.8	54,557.4	76,843.9		*	(29)
Tax receivable agreement	97,908.6	—	—		*	—

Employee compensation and benefits	$476,716.6	$223,118.3	$252,633.1		*	(12)

*	Calculation is not meaningful, due to the impact of the IPO in 2009.

(a)	In connection with the IPO (see the “Initial Public Offering and Changes in the Principals’ Interests” section of this MD&A), the Class B profits interests were exchanged for New Class A Units that are reflected as equity.

Employee compensation and benefits increased $253.6 million for 2009 compared to 2008, due primarily to the non-recurring charges discussed above and the amortization of share-based compensation expense in 2009, partially offset by a $42.4 million decrease in Allocation of Class B profits interests, a decrease in incentive compensation, including sales incentives, and the amortization of deferred compensation relating to the Principals in 2008 that totaled $8.9 million and did not recur in 2009.

Employee compensation and benefits decreased $29.5 million for 2008 compared to 2007, due primarily to lower accruals associated with the Change in redemption value of Class B profits interests, a decrease in Allocation of Class B profits interests and a decrease in incentive compensation, partially offset by the accelerated vesting of deferred compensation related to the Principals, an increase in headcount in 2008 in anticipation of the IPO and expansion in certain of our product offerings.

Shareholder Servicing and Marketing

Shareholder servicing and marketing expenses decreased $6.5 million for 2009 compared to 2008, due primarily to a 32% decrease in the average market value of proprietary fund AuM, which are correlated to shareholder servicing costs.

Shareholder servicing and marketing expenses decreased $2.0 million for 2008 compared to 2007, due primarily to an 8% decrease in the average market value of proprietary fund AuM, which are correlated to shareholder servicing costs.

General and Administrative

General and administrative expenses decreased $20.5 million for 2009 compared to 2008, due primarily to lower client-related trading errors, lower non-recurring professional fees related to the completion of the IPO, lower licensing fees and lower occupancy costs. The licensing fees associated with the use of the Julius Baer name in our products and marketing strategies were reduced in mid-2008, as we rebranded to the use of the Artio Global name, and ended upon the IPO.

General and administrative expenses increased $12.8 million for 2008 compared to 2007, due primarily to higher occupancy, information technology and system support, and client-related trading errors, partially offset by a decrease in professional fees. Occupancy costs increased due to additional rent expense resulting from leasing additional office space in our corporate headquarters, costs related to management’s decision to cease use of excess office space and occupancy costs which were previously allocated to affiliates that shared office space with us. Information and technology and support system costs increased as a result of costs previously allocated to affiliates in 2007. During 2008, we also incurred costs to improve our infrastructure in anticipation of the IPO.

Non-operating Income (Loss)

Non-operating income (loss) primarily results from interest income earned on invested funds and interest expense incurred on borrowings under our term credit facility. The following table sets forth Non-operating income (loss) and average invested funds:

	Years Ended December 31,			YE 09/08	YE 08/07
(in thousands, except percentages)	2009	2008	2007	% Change	% Change

Total non-operating income (loss)	$(1,395.4)	$3,181.4	$7,033.6	(144)%	(55)%
Average invested funds(a)	68,276.3	149,146.5	126,848.7	(54)	18

(a)	Computed using the beginning and ending balances for the period of cash equivalents and marketable securities, exclusive of securities held for deferred compensation.

We recorded a non-operating loss for 2009 compared to non-operating income for 2008, primarily due to accrued interest expense related to anticipated amendments of prior years’ tax returns, interest expense related to our borrowings under our term credit facility, lower invested balances and lower yields on investment securities.

Total non-operating income (loss) decreased for 2008 compared to 2007, due primarily to lower invested balances in the latter half of 2008 as dividends totaling $117 million were paid, with $61 million paid in the first quarter of 2008 reducing excess funds available for investment for the balance of the year.

Non-operating income is expected to be lower in 2010, primarily due to a full year of interest expense associated with borrowings under our $60.0 million term credit facility.

Income Taxes

Investors is organized as a Delaware corporation, and therefore is subject to U.S. Federal, state and local income taxes. As a member of Holdings, Investors incurs U.S. Federal, state and local income taxes on its allocable share of income of Holdings, including its wholly owned operating company, Investment Adviser.

Our effective tax rates were (58.4)% for 2009, 47.2% for 2008 and 46.8% for 2007. Although we had a pre-tax loss for 2009, we still incurred tax expense as a result of the de-recognition of a deferred tax asset and permanent items associated with the Principals’ ownership interests in connection with the IPO.

Since the IPO, our effective tax rate has been lower, due to the accounting for the Principals’ membership interests in Holdings (approximately 26%) as non-controlling interests (accounted for as compensation expense prior to the IPO), while for tax purposes, their membership interests are treated as partnership income. Accordingly, except for New York City Unincorporated Business Tax, we pay taxes on approximately 74% of our income before taxes.

As the Principals exchange their membership interests (represented by New Class A Units) for Class A common stock, Investors’ ownership in Holdings will increase, as will our tax liability. If the Principals had exchanged all of their New Class A Units for shares of Class A common stock and excluding the impact of permanent items, our current effective tax rate would have been approximately 43%.

Liquidity and Capital Resources

Working Capital

Below is a table showing our liquid assets.

	As of December 31,
(in thousands, except percentages)	2009	2008	% Change

Cash and cash equivalents	$60,841.7	$86,563.0	(30)%
Marketable securities less securities held for deferred compensation	18.0	65,418.1	(100)

	60,859.7	151,981.1	(60)
Fees receivable and accrued fees, net of allowance for doubtful accounts	56,911.1	54,799.1	4

Total liquid assets	$117,770.8	$206,780.2	(43)

Prior to the IPO, we declared a dividend and capital distribution payable to GAM totaling $220.8 million, of which $180.7 million was paid in the fourth quarter of 2009, and $40.1 million is payable by September 29, 2010. The payments are being funded from our cash balances, which included $60.0 million under our term credit facility.

Our working capital requirements historically have been met through operating cash flows. In the future we may rely on both our operating cash flows and borrowing facilities to meet our working capital requirements. Our current working capital and $50.0 million revolving credit facility are sufficient to meet our current obligations.

Debt

In September 2009, Holdings entered into a $110.0 million credit facility consisting of a $60.0 million three-year term credit facility and a $50.0 million three-year revolving credit facility.

In October 2009, Holdings borrowed $60.0 million under the term credit facility. The interest associated with the $60.0 million borrowing is LIBOR plus 300 basis points, which is currently set at 3.25125%, and resets in April 2010. The amortization schedule requires quarterly principal payments of 7.5% in both years two and three, beginning on December 31, 2010, with a final payment of 40% at maturity. There is no remaining capacity under the term credit facility. A portion of the $60.0 million borrowing was used to fund distributions to GAM and the Principals. The balance of the $60.0 million borrowing is being used for working capital needs and to potentially provide seed capital to fund future investment products.

The $50.0 million revolving credit facility would be drawn primarily for working capital needs. Borrowings under the revolving credit facility bear interest at a rate equal to, at our option, (i) LIBOR plus a range of 300 to 400 basis points or (ii) the base rate (as defined in the credit facility agreement) plus a range of 200 to 300 basis points. The interest rate resets at certain intervals. There have been no borrowings under the revolving credit facility.

The spread to LIBOR or the base rate is correlated to the consolidated leverage ratio as prescribed within the credit facility agreement. The current spread to LIBOR and the base rate is 300 basis points and 200 basis points, respectively. These spreads could increase if our consolidated leverage ratio exceeds 1.0x.

The covenants in the credit facility agreement require compliance with the following financial ratios (each in accordance with the definitions, including EBITDA, in the credit facility agreement), to be calculated on a consolidated basis at the end of each fiscal quarter:

•	maintenance of a maximum consolidated leverage ratio of less than or equal to 2.00x (calculated as the ratio of consolidated funded indebtedness plus the remaining amount of a deferred payment to GAM of $40.1 million, which is payable by September 29, 2010, to consolidated EBITDA for the last six months multiplied by two); and

•	maintenance of a minimum consolidated interest coverage ratio of greater than or equal to 4.00x (calculated as the ratio of consolidated EBITDA for the last six months to consolidated interest charges for such period).

The credit facility agreement also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends and fundamental corporate changes. As of December 31, 2009, our consolidated leverage ratio was 0.5:1 and our consolidated interest coverage ratio was 205:1, in compliance with our debt covenants.

Cash Flows

The following table sets forth our cash flows for 2009, 2008 and 2007:

	Years Ended December 31,			YE 09/08	YE 08/07
(in thousands, except percentages)	2009	2008	2007	% Change	% Change

Cash flow data:
Net cash provided by operating activities	$51,707.4	$100,108.8	$112,215.3	(48)%	(11)%
Net cash provided by (used in) investing activities	63,761.7	(29,892.3)	19,991.0	313	(250)
Net cash used in financing activities	(141,277.4)	(117,000.0)	(60,000.0)	(21)	(95)
Effect of exchange rate changes on cash	87.0	(100.6)	185.9	186	(154)

Net increase (decrease) in cash and cash equivalents	$(25,721.3)	$(46,884.1)	$72,392.2	45	(165)

Net cash provided by operating activities decreased $48.4 million in 2009 compared to 2008, primarily reflecting lower revenues due mainly to lower average AuM.

Net cash provided by operating activities decreased $12.1 million in 2008 compared to 2007, primarily reflecting lower revenues, as a result of reduced average AuM and reduced effective fee rates, and net cash provided by discontinued operations of $7.9 million in 2007.

Net cash provided by investing activities was $63.8 million in 2009 compared to Net cash used in investing activities of $29.9 million in 2008, primarily reflecting the sales of marketable securities. We liquidated our holdings of investment securities to fund distributions to GAM and the Principals in connection with the IPO.

Net cash used in investing activities was $29.9 million in 2008 compared to Net cash provided by investing activities of $20.0 million in 2007, primarily reflecting lower sales and purchases of marketable securities.

Net cash used in financing activities increased $24.3 million in 2009 compared to 2008, reflecting distribution and dividend payments of $194.7 million in 2009, partially offset by borrowings of $60.0 million under our term credit facility.

Net cash used in financing activities increased $57.0 million in 2008 compared to 2007, reflecting higher dividend payments in 2008.

A distribution to GAM of $40.1 million is payable by September 29, 2010.

On January 28, 2010, the Board of Directors declared a dividend of $0.06 per share to be paid on February 24, 2010, to holders of record of our Class A and Class C common stock at the close of business on February 10, 2010. To provide funding for the dividend payable to the holders of record of our Class A and Class C common stock, a distribution by Holdings of $0.06 per New Class A Unit (see the “Initial Public Offering and Changes in Principals’ Interests” section of this MD&A) will be paid to all members of Holdings, including the Principals.

Deferred Taxes

As a result of the Principals’ exchange of their Class B profits interests in Investment Adviser for New Class A Units, the Principals’ ownership interests were reclassified to equity and the related deferred tax asset was de-recognized.

In connection with the IPO, each Principal exchanged 1.2 million of his New Class A Units for an equivalent number of shares of Class A common stock. In connection with the exchange, we elected to step up our tax basis in the incremental assets acquired in accordance with Section 754 of the Internal Revenue Code of 1986, as amended. The tax benefits arising from the resultant step-up in tax basis became determinable and based on the exchange date, deferred tax benefits of $38.4 million were recorded, and will be recovered generally over a 15-year period. These benefits will be shared between us and each Principal under a tax receivable agreement (see Item 8. Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements, Note 5. Tax Receivable Agreement).

Recovery of deferred tax benefits over the 15-year period will depend on our ability to generate sufficient taxable income. The deferred tax asset of $39.6 million as of December 31, 2009, will require annual taxable income of $6.2 million over the 15-year amortization period (at current tax rates) to be recovered in full. As our taxable income has historically been significantly in excess of such amount, we believe that it is more likely than not that the deferred tax asset will be recovered and, therefore, no valuation allowance is necessary.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2009.

	Payments Due By Pay Period
		Less Than			More than
(in thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years

Borrowings under term credit facility(a)	$60,000.0	$—	$60,000.0	$—	$—
Operating lease obligations	16,899.2	3,738.7	11,279.6	1,880.9	—
Recordkeeping service provider	8,000.0	1,600.0	3,200.0	3,200.0	—
Other	16,933.6	10,218.8	5,571.8	1,143.0	—

Total	$101,832.8	$15,557.5	$80,051.4	$6,223.9	$—

(a)	Excludes accrued interest expense. Interest is payable at a variable rate.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2009.

New Accounting Standards

Recently Adopted Accounting Pronouncements

Upon the IPO, we adopted the provisions of ASC 810.10.65, Noncontrolling Interests in Consolidated Financial Statements, for the Principals’ ownership in Holdings.

New Accounting Pronouncements Not Yet Adopted

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued ASC 810.10, Amendments to FASB Interpretation No. 46(R). ASC 810.10 gives additional guidance on determining whether an entity is a variable interest entity and requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. In February 2010, the FASB issued an Accounting Standards Update which defers the effective date of ASC 810.10 for companies, such as us, that have interests in certain investment entities.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this 2009 Annual Report on Form 10-K (“Form 10-K”) that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions, may include projections of our future financial performance, our anticipated growth strategies, descriptions of new business initiatives and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. We are under no duty to update any of these forward-looking statements after the date of this Form 10-K to conform our prior statements to actual results or revised expectations.

The section included in this Form 10-K under the heading “Risk Factors” lists various important factors that could cause actual results to differ materially from projected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

In this Form 10-K we state that we may experience a reduced number of institutional mandates, and net client cash flows, as a result of decreased portfolio rebalancing following recent market turbulence. Many factors influence our overall number of institutional mandates, as well as levels of net client cash flows, including, but not limited to, the performance of our investment strategies, interest in the particular strategies we offer and general market and economic conditions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Revenues and Other Operating Income

Our exposure to market risk is directly related to the role of Investment Adviser as investment adviser for the proprietary funds, institutional commingled funds, separate accounts and sub-advised accounts it manages. Substantially all of our revenue is derived from investment advisory agreements with these funds and accounts. Under these agreements, the fees we receive are based on the fair value of the assets under management (“AuM”) and our fee rates. Accordingly, our revenue and income may decline as a result of:

•	the value of AuM decreasing;
•	our clients withdrawing funds; or
•	a shift in product mix to lower margin products.

The fair value of AuM was $56.0 billion as of December 31, 2009. Assuming a 10% increase or decrease in the value of the AuM and the change being proportionally distributed over all our products, the fair value would increase or decrease by $5.6 billion, which would cause an annualized increase or decrease in Total revenues and other operating income of approximately $35.5 million at our current effective fee rate.

We have not adopted a corporate-level risk management policy regarding client assets, nor have we historically attempted to hedge revenue risks that would arise from fluctuations in the fair value of separate client portfolios or our overall AuM.

Marketable Securities

We are subject to market risk from a decline in the price of marketable securities that we own to manage our excess cash and fund future deferred compensation liabilities. As of December 31, 2009, the securities we own to fund future deferred compensation liabilities consisted primarily of Artio Global Funds. The fair value of these securities was $7.9 million as of December 31, 2009. Management regularly monitors the value of these investments; however, given their nature and relative size, we have not adopted a specific risk management policy to manage the associated market risk. Assuming a 10% increase or decrease in the values of these marketable securities, the fair value would increase or decrease by $0.8 million as of December 31, 2009. Gains and losses on marketable securities that we own to manage future deferred compensation liabilities correlate with related adjustments to compensation expense over the service period of the deferred compensation.

The marketable securities held as of December 31, 2009, were denominated in U.S. dollars. The securities held in relation to the deferred compensation plan include Artio Global Funds whose underlying assets are primarily non-dollar denominated. The effect of a change in exchange rates on such securities would not have a significant effect on the financial statements.

Exchange Rate Risk

A substantial portion of the accounts that we advise, or sub-advise, hold investments that are denominated in currencies other than the U.S. dollar. These client portfolios may hold currency forwards or other derivative instruments. The fair value of these investments and instruments may be affected by movements in the rate of exchange between the U.S. dollar and the underlying foreign currency. Such movements in exchange rates affect the fair value of assets held in accounts we manage, thereby affecting the amount of revenue we earn. The fair value of the assets we manage was $56.0 billion as of December 31, 2009. The fair value of the AuM would decrease, with an increase in the value of the U.S. dollar, or increase, with a decrease in the value of the U.S. dollar. Excluding the impact of any hedging arrangements, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of the AuM by $4.2 billion, which would cause an annualized increase or decrease in Total revenues and other operating income of $26.7 million. As of December 31, 2009, approximately 75.3% of our AuM was denominated in currencies other than the U.S. dollar.

Interest Rate Risk

Certain of the accounts we advise or sub-advise own fixed income securities. Further, we have historically invested our excess cash balances in short-term U.S. government fixed income securities. Interest rate changes affect the fair value of such investments or the revenue we earn from them.

Assuming a 100 basis point increase or decrease in the U.S. Treasury Note rate (and rates directly or indirectly tied to such rate), we estimate that the value of the fixed income securities we manage or sub-advise would change by approximately $302.2 million. The impact of such change would not have a material impact on our revenues or net income.

In connection with borrowings under our $60.0 million term credit facility, assuming a 100 basis point increase or decrease in the LIBOR rate, the impact of such a change would not have a material impact on our net income.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Artio Global Investors Inc.:

We have audited the accompanying consolidated statements of financial position of Artio Global Investors Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Artio Global Investors Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/  KPMG LLP

New York, New York
March 5, 2010

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Consolidated Statements of Financial Position

	As of December 31,
(in thousands, except for share amounts)	2009	2008

ASSETS
Cash and cash equivalents	$60,841.7	$86,563.0
Marketable securities, at fair value	7,910.5	71,329.5
Fees receivable and accrued fees, net of allowance for doubtful accounts	56,911.1	54,799.1
Deferred taxes, net	46,316.3	92,702.3
Income taxes receivable	10,982.5	1,283.6
Property and equipment, net	7,634.9	9,833.2
Other assets	5,357.2	2,964.9

Total assets	$195,954.2	$319,475.6

LIABILITIES AND EQUITY
Debt	$60,000.0	$—
Accrued compensation and benefits	31,478.0	268,924.7
Accounts payable and accrued expenses	9,092.7	9,372.4
Accrued income taxes payable	13,017.0	1,238.6
Due to GAM Holding Ltd.	40,100.0	1,311.4
Due under tax receivable agreement	33,655.1	—
Other liabilities	4,629.8	5,383.4

Total liabilities	191,972.6	286,230.5

Commitments and contingencies (Notes 5, 16 and 17)

Class A common stock (2009 – 500,000,000 shares authorized, 27,658,799 shares issued and outstanding; 2008 – none authorized and outstanding)	27.6	—
Class B common stock (2009 – 50,000,000 shares authorized, 15,600,000 shares issued and outstanding; 2008 – none authorized and outstanding)	15.6	—
Class C common stock (210,000,000 shares authorized, 2009 – 16,755,844 shares issued and outstanding; 2008 – 42,000,000 shares issued and outstanding)	167.6	420.0
Additional paid-in capital	586,956.2	17,930.0
Retained earnings (deficit)	(580,274.8)	14,895.1

Total stockholders’ equity	6,892.2	33,245.1
Non-controlling interests	(2,910.6)	—

Total equity	3,981.6	33,245.1

Total liabilities and equity	$195,954.2	$319,475.6

See accompanying notes to consolidated financial statements.

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Years Ended December 31,
(in thousands, except per share information)	2009	2008	2007

Revenues and other operating income:
Investment management fees	$305,334.9	$425,002.6	$445,558.4
Net gains (losses) on securities held for deferred compensation	1,970.1	(2,856.5)	—
Foreign currency gains (losses)	87.0	(100.6)	185.9

Total revenues and other operating income	307,392.0	422,045.5	445,744.3

Expenses:
Employee compensation and benefits:
Salaries, incentive compensation and benefits	79,035.7	92,487.1	92,276.9
Allocation of Class B profits interests	33,662.5	76,073.8	83,512.3
Change in redemption value of Class B profits interests	266,109.8	54,557.4	76,843.9
Tax receivable agreement	97,908.6	—	—

Employee compensation and benefits	476,716.6	223,118.3	252,633.1
Shareholder servicing and marketing	16,886.0	23,369.1	25,356.3
General and administrative	42,317.1	62,833.1	50,001.5

Total expenses	535,919.7	309,320.5	327,990.9

Operating income (loss) before income tax expense	(228,527.7)	112,725.0	117,753.4
Non-operating income (loss):
Interest income, net of interest expense	(867.5)	2,947.9	6,930.4
Net gains (losses) on marketable securities	(527.9)	252.1	81.8
Other income (loss)	—	(18.6)	21.4

Total non-operating income (loss)	(1,395.4)	3,181.4	7,033.6

Income (loss) from continuing operations before income tax expense	(229,923.1)	115,906.4	124,787.0
Income taxes relating to income from continuing operations	134,287.2	54,755.1	58,417.4

Income (loss) from continuing operations, net of taxes	(364,210.3)	61,151.3	66,369.6
Income from discontinued operations, net of taxes	—	—	1,616.2

Net income (loss)	(364,210.3)	61,151.3	67,985.8
Net income attributable to non-controlling interests	14,103.8	—	—

Net income (loss) attributable to Artio Global Investors	$(378,314.1)	$61,151.3	$67,985.8

Per share data:
Net income (loss) attributable to Artio Global Investors per share information – Basic and Diluted:
Income (loss) from continuing operations, net of taxes	$(8.88)	$1.46	$1.58
Income from discontinued operations, net of taxes	—	—	0.04

Net income (loss)	$(8.88)	$1.46	$1.62

Weighted average shares used to calculate per share information:
Basic	42,620.4	42,000.0	42,000.0

Diluted	42,620.4	42,000.0	42,000.0

See accompanying notes to consolidated financial statements.

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity

	Class A	Class B	Class C
	Common	Common	Common			Accumulated
	Stock	Stock	Stock	Additional	Retained	Other		Non-
(in thousands, except per	(par value	(par value	(par value	Paid-in	Earnings	Comprehensive	Stockholders’	controlling	Total
share information)	$0.001)	$0.001)	$0.01)	Capital	(Deficit)	Income	Equity	Interests	Equity

Balance as of January 1, 2007	$—	$—	$420.0	$17,930.0	$62,534.2	$—	$80,884.2	$—	$80,884.2
Net income	—	—	—	—	67,985.8	—	67,985.8	—	67,985.8
Other comprehensive income:
Unrealized gains on available for sale securities	—	—	—	—	—	632.1	632.1	—	632.1
Income taxes	—	—	—	—	—	(308.3)	(308.3)	—	(308.3)

Total other comprehensive income	—	—	—	—	—	323.8	323.8	—	323.8
Dividends ($1.43 per share)	—	—	—	—	(60,100.0)	—	(60,100.0)	—	(60,100.0)

Balance as of December 31, 2007	—	—	420.0	17,930.0	70,420.0	323.8	89,093.8	—	89,093.8
Cumulative effect of adoption of fair value option	—	—	—	—	323.8	(323.8)	—	—	—

Balance as of January 1, 2008	—	—	420.0	17,930.0	70,743.8	$—	89,093.8	—	89,093.8

Net income	—	—	—	—	61,151.3		61,151.3	—	61,151.3
Dividends ($2.79 per share)	—	—	—	—	(117,000.0)		(117,000.0)	—	(117,000.0)

Balance as of December 31, 2008	—	—	420.0	17,930.0	14,895.1		33,245.1	—	33,245.1
Net income	—	—	—	—	(378,314.1)		(378,314.1)	14,103.8	(364,210.3)
Reclassification of liability awards	—	—	—	565,908.6	—		565,908.6	—	565,908.6
Issuance of Class B common stock (see Note 2)	—	18.0	—	—	—		18.0	—	18.0
Net benefit from step-up in tax basis (see Note 5)	—	—	—	5,762.1	—		5,762.1	—	5,762.1
Initial public offering	25.0	—	—	614,875.0	—		614,900.0	—	614,900.0
Underwriters’ option exercise	2.6	—	—	65,033.1	—		65,035.7	—	65,035.7
Holdings units exchanged for Class A common stock and cancelation of Class B common stock (see Note 2)	2.4	(2.4)	—	—	—		—	—	—
Stock repurchases	(2.4)	—	(252.4)	(679,680.9)	—		(679,935.7)	—	(679,935.7)
Establishment of non-controlling interests	—	—	—	10,424.8	—		10,424.8	(10,424.8)	—
Distribution to GAM Holding Ltd., including dividends ($5.16 per share)	—	—	—	(17,950.0)	(216,855.8)		(234,805.8)	—	(234,805.8)
Issuance and amortization of share-based payments, net of forfeitures	—	—	—	4,653.5	—		4,653.5	—	4,653.5
Distribution to non-controlling interests	—	—	—	—	—		—	(6,589.6)	(6,589.6)

Balance as of December 31, 2009	$27.6	$15.6	$167.6	$586,956.2	$(580,274.8)		$6,892.2	$(2,910.6)	$3,981.6

See accompanying notes to consolidated financial statements.

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2009	2008	2007

Cash flows from operating activities:
Net income (loss)	$(364,210.3)	$61,151.3	$67,985.8
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,029.1	2,904.1	1,925.4
Deferred compensation and share-based compensation	274,557.1	57,001.4	80,433.7
Deferred income taxes	85,803.2	(21,519.9)	(35,509.4)
Interest accrued on marketable securities and accretion and amortization of discount and premium	268.7	(60.2)	(1,304.8)
(Gains)/losses on marketable securities and securities held for deferred compensation	(1,442.2)	2,604.4	(81.8)
Changes in assets and liabilities:
Fees receivable and accrued fees, net of allowance for doubtful accounts	(2,112.0)	32,578.4	(31,851.3)
Due to/from GAM Holding Ltd.	(1,307.0)	5,287.5	(7,142.5)
Income taxes receivable	(9,698.9)	(1,283.6)	—
Other assets	(2,396.8)	(407.0)	(348.9)
Accrued compensation and benefits	58,558.3	(33,322.1)	26,724.6
Accounts payable and accrued expenses	(366.6)	(4,750.0)	3,336.7
Accrued income taxes payable	11,778.4	(2,551.0)	522.2
Other liabilities	(753.6)	2,475.5	(412.9)
Cash flows provided by discontinued operations	—	—	7,938.5

Net cash provided by operating activities	51,707.4	100,108.8	112,215.3

Cash flows from investing activities:
Purchase of marketable securities and securities held for deferred compensation	(2,528.9)	(120,807.4)	(199,936.4)
Proceeds from sales or maturities of marketable securities and securities held for deferred compensation	67,121.4	94,399.6	221,931.3
Purchase of fixed assets	(830.8)	(3,484.5)	(2,003.9)

Net cash provided by (used in) investing activities	63,761.7	(29,892.3)	19,991.0

Cash flows from financing activities:
Proceeds from borrowings	60,000.0	—	—
Proceeds from initial public offering	614,900.0	—	—
Proceeds from underwriters’ option exercise	65,035.7	—	—
Repurchase and retirement of Class C common stock	(620,905.3)	—	—
Repurchase of Class A common stock	(59,030.4)	—	—
Issuance of Class B common stock	18.0	—	—
Distributions paid to non-controlling interests	(6,589.6)	—	—
Dividends paid	(194,705.8)	(117,000.0)	(60,000.0)

Net cash used by financing activities	(141,277.4)	(117,000.0)	(60,000.0)

Effect of exchange rates on cash	87.0	(100.6)	185.9

Net increase (decrease) in cash and cash equivalents	(25,721.3)	(46,884.1)	72,392.2
Cash and cash equivalents:
Beginning of period	86,563.0	133,447.1	61,054.9

End of period	$60,841.7	$86,563.0	$133,447.1

Cash paid during period for:
Income taxes, net of refunds	$47,248.9	$80,109.6	$94,783.3
Supplementary information:
Non-cash transactions:
Distribution to GAM Holding Ltd.	$—	$—	$100.0
Distribution to GAM Holding Ltd. payable by September 29, 2010	40,100.0	—	—
Reclassification of liability awards	565,908.6	—	—
Deferred taxes from step-up in tax basis	39,417.2	—	—

See accompanying notes to consolidated financial statements.

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1. Organization and Description of Business

Artio Global Investors Inc. (“Investors” or the “Company”) and subsidiaries (collectively, “we,” “us” or “our”) comprises Investors and its three subsidiaries, Artio Global Holdings LLC (“Holdings”), an intermediate holding company, Artio Global Management LLC (“Investment Adviser”), a registered investment adviser under the Investment Advisers Act of 1940, and Artio Capital Management LLC. Holdings is approximately 74% owned by Investors, 13% owned by Richard Pell, our Chairman, Chief Executive Officer and Chief Investment Officer (“Pell”), and 13% owned by Rudolph-Riad Younes, our Head of International Equity (“Younes,” together with Pell, the “Principals”). The Principals’ interests are reflected in the consolidated financial statements as non-controlling interests. Investment Adviser and Artio Capital Management LLC are wholly owned subsidiaries of Holdings.

Investment Adviser is our primary operating entity and provides investment management services to institutional and mutual fund clients. It manages and advises the Artio Global Funds (the “Funds”), which are U.S. registered investment companies; commingled institutional investment vehicles; separate accounts; and sub-advisory accounts. Our assets under management (“AuM”) are invested primarily outside of the U.S.

Note 2. Initial Public Offering and Changes in the Principals’ Interests

Prior to September 29, 2009, Investors was a wholly owned subsidiary of GAM Holding Ltd. (formerly known as Julius Baer Holding Ltd.), a Swiss corporation (“GAM”). On September 29, 2009, we completed an initial public offering (“IPO”) of 25.0 million shares of Investors’ Class A common stock at a price of $26.00 per share, before the underwriting discount, for net proceeds of $614.9 million. The net proceeds were used to repurchase and retire 22.6 million shares of Investors’ Class C common stock from GAM, and to repurchase 1.2 million shares of Class A common stock from each of the Principals.

On October 5, 2009, the underwriters exercised their option to purchase additional shares of Class A common stock at the IPO price, net of the underwriting discount, resulting in the issuance of 2,644,156 shares of Class A common stock. We used the net proceeds to repurchase and retire 2,644,156 shares of Class C common stock from GAM.

After the IPO and the exercise of the underwriters’ option, GAM owns approximately 27.9% of the outstanding shares of our capital stock through its ownership of all the outstanding shares of Class C common stock.

Before the IPO, each Principal had a 15% Class B profits interest in Investment Adviser (see Note 10. Class B Profits Interests), which was accounted for as compensation. Prior to the IPO, each of the Principals transferred a portion of his existing Class B profits interest in Investment Adviser to a Grantor Retained Annuity Trust (“GRAT”) for which such Principal serves as settlor and trustee. Each Principal is deemed the beneficial holder of the securities held by his GRAT, and references to securities held by a Principal, unless otherwise indicated, include the securities held in his GRAT. Immediately prior to the IPO, each Principal exchanged his Class B profits interest for a 15% non-voting Class A membership interest in Holdings (“New Class A Units”). Each Principal also purchased, at par value, nine million shares of voting, non-participating, Investors’ Class B common stock. In addition, the Principals entered into a tax receivable agreement with the Company (see Note 5. Tax Receivable Agreement). Upon the exchange of their Class B profits interests for New Class A Units, the fair value of the Class B profits interests was adjusted to reflect the offering price of Class A common stock, and totaled $468.0 million. This resulted in an additional compensation charge related to the redemption value of the Class B profits interests of $215.8 million that was recorded concurrent with the IPO and represents the difference between the fair value of $468.0 million and the related liability immediately prior to the IPO of $252.2 million ($201.9 million as of December 31, 2008). In addition, we recorded a compensation charge of $97.9 million relating to the estimated present value of the tax receivable agreement (see Note 5. Tax Receivable Agreement).

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

As the Principals’ new economic interests are accounted for as equity, the adjusted liability of $565.9 million was reclassified into Additional paid-in capital on the Consolidated Statement of Financial Position. The related deferred tax asset of $110.3 million ($88.3 million as of December 31, 2008) was de-recognized and charged to expense. The Principals’ New Class A Units, representing an approximate 26% interest in Holdings, are accounted for as non-controlling interests.

Note 3. Summary of Significant Accounting Principles

Basis of Preparation

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities (including contingent liabilities), revenues, and expenses at the date of the consolidated financial statements. Actual results could differ from those estimates and may have a material effect on the consolidated financial statements.

Prior years’ Consolidated Statements of Operations, including Notes to the Consolidated Financial Statements, have been conformed to the current year’s presentation. Also, in accordance with Securities and Exchange Commission’s Staff Accounting Bulletin Topic 4:C, the Consolidated Financial Statements give retroactive effect to a 10,500:1 stock split that was effected as of August 28, 2009.

As part of the preparation of the consolidated financial statements, we performed an evaluation of subsequent events occurring after the Consolidated Statement of Financial Position date of December 31, 2009, through to the date the consolidated financial statements were issued.

Consolidation

The consolidated financial statements include the accounts of Investors and its subsidiaries. All material inter-company balances have been eliminated in consolidation.

In addition, investment vehicles through which we provide investment management services are evaluated for consolidation. Consolidation is required if we hold a controlling financial interest in the investment vehicle as defined by U.S. GAAP. The assessment for consolidation occurs at the inception date of the investment vehicle. The conclusion is reassessed only when certain events take place, as prescribed by U.S. GAAP.

As of December 31, 2009 and 2008, we did not consolidate any of the investment vehicles, due primarily to the following reasons:

•	Artio Global Funds (the “Funds”) are considered voting interest entities but are controlled by their independent Boards of Directors or Trustees.

•	Certain of the commingled investment vehicles are trusts and are considered variable interest entities (“VIEs”). We are not the primary beneficiary of these trusts.

•	Other investment vehicles are membership organizations and are considered voting interest entities. Although our interests in these vehicles are nominal and do not meet the ownership threshold for consolidation, we are the managing member of these organizations. Each operating agreement of the organizations provides to its unaffiliated non-managing members substantive rights to remove us as managing member. As a result, we do not have a controlling financial interest in these organizations.

Cash and Cash Equivalents

Cash equivalents are composed of money market and other highly liquid instruments with remaining maturities of less than three months as of the acquisition date.

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Marketable Securities

Marketable securities are carried at fair value. We elected the fair value option for investments made to achieve certain stated investment objectives.

Excess cash is invested for current yield, not for capital gains. Gains and losses on such marketable securities, together with related interest income, accretion and amortization, are reported in Non-operating income on the Consolidated Statements of Operations.

Certain unvested deferred bonuses due employees are invested in the Funds. As these bonuses vest, the principal and any gains or losses are reflected as liabilities in the Consolidated Statement of Financial Position. Expenses are reported in Employee compensation and benefits and the realized and unrealized gains or losses on these securities are reported in Net gains (losses) on securities held for deferred compensation on the Consolidated Statements of Operations.

Realized gains and losses are computed on a specific identification basis. Interest income is recognized as earned. Discounts and premiums are accreted or amortized over the term of the instrument.

Fees Receivable and Accrued Fees, Net of Allowance for Doubtful Accounts

Fees receivable and accrued fees, net of allowance for doubtful accounts represent fees that have been, or will be billed to our clients. We review receivables and provide an allowance for doubtful accounts for any receivables when appropriate. As of December 31, 2009 and 2008, the allowance for doubtful accounts was not material to our receivables balance.

Property and Equipment

Property and equipment are carried at cost. Depreciation of property and equipment is expensed using the straight-line method based on the estimated useful lives of the assets. Furniture and fixtures are depreciated over five years. Equipment is depreciated over three and five year periods. Amortization of leasehold improvements is computed over the lesser of the economic useful life of the improvement or the remaining term of the lease. Internal-use software that qualifies for capitalization is capitalized and subsequently amortized over the estimated useful life of the software, generally three years.

Due Under Tax Receivable Agreement

Certain tax benefits are shared with the Principals (see Note 5. Tax Receivable Agreement). When we record a deferred tax asset for these benefits, the benefits are recorded as follows:

•	The benefits payable to the Principals, which amount to 85% of such deferred tax asset, are recorded as Due under tax receivable agreement on our Consolidated Statement of Financial Position. If we adjust the deferred tax asset, we adjust the payable for 85% of the adjustment.

•	The remaining 15% is recorded in Additional paid-in capital on our Consolidated Statement of Financial Position. If we adjust the deferred tax asset, 15% of the adjustment is recorded in Income taxes relating to income from continuing operations on our Consolidated Statement of Operations.

Investment Management Fees

Investment management fees are recognized as earned. Fees on registered investment companies are computed and billed monthly as a percentage of average daily fair value of the Funds’ assets under management. Fees on other vehicles and on separate accounts are computed and billed in accordance with the provisions of the applicable investment management agreements.

The investment management agreements for a small number of accounts provide for performance fees. Performance fees, if earned, are recognized on the contractually determined measurement date. Performance

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

fees on certain accounts are subject to clawback if the performance declines after the most recent measurement date. If such declines occur, we recognize the clawback when the amount is probable and estimable.

Foreign Currency Transactions

Foreign currency balances are translated to our functional currency (U.S. dollars) at rates prevailing on the reporting date. Transactions in foreign currency are translated at average rates during the reporting period. Gains and losses arising from translation of foreign currency transactions are recognized in Foreign currency gains (losses) on the Consolidated Statement of Operations.

Compensation Plans

In September 2009, the Board of Directors of Investors and GAM, which at the time was Investors’ sole stockholder, approved the Artio Global Investors Inc. 2009 Stock Incentive Plan, in which certain of our employees participate (see Note 12. Share-Based Payments).

Certain of our employees also participate in a deferred compensation plan. Deferred compensation expense is recognized using a straight-line method over the vesting period (generally over a three-year period). Assets of the funded deferred bonus plan are invested in the Funds, and are included in Marketable securities at fair value. Realized and unrealized gains and losses related to these assets are recognized in Net gains (losses) on securities held for deferred compensation. Employees who participate in the deferred compensation plan may also receive a portion of their compensation in the form of restricted stock units under the 2009 Stock Incentive Plan.

Prior to the IPO, the Principals had a Class B profits interest in Investment Adviser, which entitled them to a combined 30% of profits, as well as a combined 30% of the increase in the value of the business, both of which were defined in Investment Adviser’s operating agreement. (See Note 2. Initial Public Offering and Changes in the Principals’ Interests.) The allocation of the profits associated with this plan was expensed on an accrual basis. We recorded the obligation associated with these profits interests as a liability at fair value.

Retirement Plans

Investors sponsors two non-contributory defined contribution retirement plans for employees (the “Non-Contributory Plans”), as well as a 401(k) plan. The Non-Contributory Plans include a qualified and non-qualified plan. Contributions to the Non-Contributory Plans are based on employees’ eligible compensation.

Contributions to the Non-Contributory Plans are accrued over the period of employees’ active service. Forfeitures from employees who leave prior to completion of the vesting period are used to reduce the contribution. The Non-Contributory Plans do not require contributions after the employees’ active service has ended.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred taxes are recognized for the future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Uncertainty in income tax positions is accounted for by recognizing in the consolidated financial statements the impact of a tax position when it is more likely than not that the tax position would be sustained upon examination by the tax authorities based on the technical merits of the position. Management considers the facts and circumstances available as of December 31 in order to determine the appropriate tax benefit to recognize including tax legislation and statutes, legislative intent, regulations, rulings and case law. Significant differences could exist between the ultimate outcome of the examination of a tax position and management’s

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

estimate. These differences could have a material impact on our effective tax rate, results of operations, financial position and/or cash flows.

Interest and penalties relating to tax liabilities are recognized on actual tax liabilities and exposure items. Interest is accrued according to the provisions of the relevant tax law and is reported as interest expense. Penalties are accrued and reported as General and administrative expenses.

Note 4. Stockholders’ Equity

Subsequent to the IPO, Investors has three classes of common stock.

Economic Rights,
Including Rights to
Dividends and
Distributions Upon
Class	Voting Rights	Liquidation	Special Provisions

A	One vote per share	Yes	—
B	One vote per share	No	—
C	• Voting power is the greater of the number of votes on a one-vote-per-share basis and 20% of the combined voting power of all classes of common stock.	Yes	• If GAM transfers any of its shares to anyone other than any of its subsidiaries, or us, such shares automatically convert to an equal number of shares of Class A common stock.

•   Prior to the IPO, GAM entered into an agreement under which it agreed that, if it has voting power as holder of Class C common stock in excess of what it would be entitled to on a one-vote-per-share basis, it would on all matters vote those excess shares on the same basis and in the same proportion as the votes cast by Class A and Class B shareholders.
• On the second anniversary of the IPO, all outstanding shares of Class C common stock will automatically convert to shares of Class A common stock on a one-for-one basis.

	Class A	Class B	Class C
	Common Stock	Common Stock	Common Stock

As of December 31, 2009:
Authorized	500,000,000	50,000,000	210,000,000
Reserved under 2009 Stock Incentive Plan	9,685,357	—	—
Par value	$0.001	$0.001	$0.01

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below sets forth the number of shares of Class A, Class B and Class C common stock issued and outstanding as of December 31, 2009.

	Class A	Class B	Class C
(in thousands)	Common Stock	Common Stock	Common Stock

As of January 1, 2007	—	—	42,000.0
Activity	—	—	—

As of December 31, 2007	—	—	42,000.0
Activity	—	—	—

As of December 31, 2008	—	—	42,000.0
Activity:
Shares issued to the Principals(a)	—	18,000.0	—
Shares issued to the public(b)	27,644.2	—	—
Shares issued to the independent directors(c)	14.6	—	—
Exchange by the Principals(d)	2,400.0	(2,400.0)	—
Repurchase from GAM(e)	—	—	(25,244.2)
Repurchase from the Principals(d)	(2,400.0)	—	—

As of December 31, 2009	27,658.8	15,600.0	16,755.8

(a)	Represents the 9.0 million shares of non-participating Class B common stock issued to each of the Principals (see Note 2. Initial Public Offering and Changes in the Principals’ Interests).

(b)	Represents the 25.0 million shares of Class A common stock that were issued to the public in connection with the IPO and the underwriters exercising their option to purchase 2,644,156 shares of Class A common stock.

(c)	Represents the 6,924 shares of fully-vested Class A common stock (subject to transfer restrictions) that were awarded to our independent directors in connection with the IPO and 7,719 shares of fully-vested Class A common stock (subject to transfer restrictions) granted to our independent directors in December 2009. The table does not reflect 2.1 million of unvested restricted stock units (see Note 12. Share-Based Payments) awarded to certain employees (other than the Principals), each of which represents the right to receive one share of Class A common stock upon vesting.

(d)	Represents the effect of the issuance of 1.2 million shares of Class A common stock to each of the Principals upon exchange of an equivalent number of New Class A Units and subsequent repurchase of such Class A common stock by us with a portion of the net proceeds from the IPO. Upon the exchange of New Class A Units for Class A common stock, corresponding shares of Class B common stock were canceled.

(e)	Includes the 25.2 million shares of Class C common stock we repurchased from GAM and retired with a portion of the net proceeds from the IPO and the shares issued pursuant to the underwriters exercising their option.

Note 5. Tax Receivable Agreement

Concurrent with IPO, the Principals (whose ownership in Holdings represents the non-controlling interests) entered into an exchange agreement which provides that they may exchange their New Class A Units for shares of Class A common stock. Upon such an exchange, Holdings expects to make an election under Section 754 of the Internal Revenue Code of 1986, as amended, to increase the tax basis of its tangible and intangible assets. The amortization of the increased basis is available to reduce future taxable income generally over a 15-year period.

We entered into a tax receivable agreement with the Principals under which they are entitled to receive 85% of the tax benefits realized by us in our tax returns as a result of the increases in tax basis created by each Principal’s exchange described above.

In 2009, we recorded compensation expense of $97.9 million representing the present value of the future tax benefits that would have been realized had the Principals exchanged all of their shares at the IPO price, and assuming that we have future taxable income to utilize the increased tax deductions.

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Actual recognition of a deferred tax benefit in our consolidated financial statements occurs at the time of exchange. At the time of the IPO, the Principals each exchanged approximately 13.3% of their New Class A Units and a deferred tax asset of $38.4 million was established for the estimated future tax benefits resulting from the amortization of the increased basis. Of the deferred tax asset recorded at the time of the IPO, $32.7 million, representing 85% of the benefits, was recorded in Due under tax receivable agreement, and the remaining 15% was recorded in Additional paid-in capital on the Consolidated Statement of Financial Position. These amounts are adjusted periodically for changes to effective tax rates.

Amounts payable to the Principals under the tax receivable agreement are payable approximately 60 days after we file our income tax returns. Should the deductions resulting from the increased depreciation and amortization be subsequently disallowed by the taxing authorities, we would not be able to recover amounts already paid to the Principals.

Note 6. Related Party Activities

Prior to the IPO, we engaged in transactions with GAM and other affiliates in the ordinary course of business. We also engaged in transactions with our mutual funds.

Affiliate Transactions – Mutual and Offshore Funds

We earn management fees from the Funds, which are considered related parties, as Investment Adviser manages the operations and makes investment decisions for these Funds. Investment Adviser provides investment management services to the Funds pursuant to investment management agreements with the Funds, which are subject to review and approval by their boards of directors or trustees. Investment Adviser also derives investment management revenue from sub-advising certain offshore funds sponsored by affiliates of GAM. Revenues related to these services are included in Investment management fees in the Consolidated Statement of Operations as follows:

	Years Ended December 31,
(in thousands)	2009	2008	2007

Funds investment management fees	$173,336.3	$253,926.0	$278,696.7
Sub-advisory investment management fees on GAM-sponsored funds	1,924.8	2,376.2	2,310.3

Fees receivable related to investment management fees are included in Fees receivable and accrued fees, net of allowance for doubtful accounts in the Consolidated Statement of Financial Position as follows:

	As of December 31,
(in thousands)	2009	2008

Funds investment management fees	$17,189.6	$14,231.2
Sub-advisory investment management fees on GAM-sponsored funds	614.9	509.9

Other Affiliate Transactions

Prior to the IPO, we had a licensing fee arrangement with GAM for the use of the Julius Baer name in our products and marketing strategies. These licensing fees were $2.7 million for 2009, $6.4 million for 2008 and $7.3 million for 2007. This arrangement terminated in 2009.

In 2007, we shared office space with certain unconsolidated GAM affiliates and allocated both direct and indirect expenses for occupancy (including rent and depreciation), information technology and support systems costs (including depreciation), administration and management, under the terms of service level agreements. In 2008, the unconsolidated affiliates moved from our offices and the service level agreements were canceled. In 2007, we allocated $4.7 million to the unconsolidated affiliates, which is reflected in General and administrative expenses in the Consolidated Statement of Operations. There are no allocated expenses in 2009 and 2008.

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Other Related Party Transactions

Certain participants in the Funded Plan (as defined in Note 11. Benefit Plans and Deferred Compensation) invest a portion of their deferred bonuses in their choice of the Funds. Assets related to the Funded Plan are included in Marketable securities on the Consolidated Statement of Financial Position and realized and unrealized gains (losses) on investments in the Funds are recorded in Net gains (losses) on securities held for deferred compensation on the Consolidated Statement of Operations (see Note 7. Marketable Securities, at Fair Value).

Investors manages, at no cost to the plans, the assets of the Qualified Plan (as defined in Note 11. Benefit Plans and Deferred Compensation).

Note 7. Marketable Securities, at Fair Value

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

Marketable securities as of December 31, 2009 and 2008, consist of the following:

(in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses

As of December 31, 2009:
Artio Global Funds	$7,892.5	$8,448.6	$—	$(556.1)
Other investments	18.0	10.0	8.0	—

Total marketable securities	$7,910.5	$8,458.6	$8.0	$(556.1)

As of December 31, 2008:
U.S. government and agency instruments:
Due within 1 year	$60,375.2	$60,277.3	$97.9	$—
Due 5 - 10 years	5,028.3	4,587.6	440.7	—
Artio Global Funds	5,911.4	8,594.9	—	(2,683.5)
Other investments	14.6	10.0	4.6	—

Total marketable securities	$71,329.5	$73,469.8	$543.2	$(2,683.5)

In 2009, we liquidated our holdings of investment securities to fund distributions to GAM and the Principals.

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Our marketable securities and cash equivalents as of December 31, 2009 and 2008, are valued using prices as follows:

			Level 2	Level 3
			Other	Significant
		Level 1	Observable	Unobservable
(in thousands)	Total	Quoted Prices	Inputs	Inputs

As of December 31, 2009:
Cash equivalents	$—	$—	$—	$—
Marketable securities	7,910.5	7,892.5	—	18.0

Total	$7,910.5	$7,892.5	$—	$18.0

As of December 31, 2008:
Cash equivalents	$71,116.6	$71,116.6	$—	$—
Marketable securities	71,329.5	71,314.9	—	14.6

Total	$142,446.1	$142,431.5	$—	$14.6

The change in Level 3 securities is as follows:

	As of December 31,
(in thousands)	2009	2008

Beginning of year	$14.6	$10.0
Unrealized gains	3.4	4.6

End of period	$18.0	$14.6

The change in unrealized gains (losses) and realized gains (losses) are recorded in Net gains (losses) on marketable securities and Net gains (losses) on securities held for deferred compensation on the Consolidated Statement of Operations, as follows:

	Years Ended December 31,
(in thousands)	2009	2008	2007

U.S. government and agency and other securities:
Change in unrealized gains (losses)	$(535.2)	$543.2	$—
Realized gains (losses)	7.3	(291.1)	81.8

Net gains (losses) on marketable securities	$(527.9)	$252.1	$81.8

Artio Global Funds:
Change in unrealized gains (losses)	$2,127.4	$(2,683.5)	$—
Realized gains (losses)	(157.3)	(173.0)	—

Net gains (losses) on securities held for deferred compensation	$1,970.1	$(2,856.5)	$—

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 8. Property and Equipment

The major classifications of property and equipment are as follows:

	As of December 31,
(in thousands)	2009	2008

Furniture, fixtures, software and equipment	$10,127.6	$9,574.6
Leasehold improvements	10,636.2	10,358.4
Less: accumulated depreciation and amortization	(13,128.9)	(10,099.8)

Property and equipment, net	$7,634.9	$9,833.2

Note 9. Debt

In September 2009, Holdings entered into a $110.0 million credit facility consisting of a $60.0 million three-year term credit facility and a $50.0 million three-year revolving credit facility.

In October 2009, Holdings borrowed $60.0 million under the term credit facility. The interest associated with the $60.0 million borrowing is LIBOR plus 300 basis points, which is currently set at 3.25125%, and resets in April 2010. The amortization schedule requires quarterly principal payments of 7.5% in both years two and three, beginning on December 31, 2010, with a final payment of 40% at maturity. There is no remaining capacity under the term credit facility. A portion of the $60.0 million borrowing was used to fund distributions to GAM and the Principals.

Borrowings under the $50.0 million revolving credit facility would bear interest at a rate equal to, at our option, (i) LIBOR plus a range of 300 to 400 basis points or (ii) the base rate (as defined in the credit facility agreement) plus a range of 200 to 300 basis points. The interest rate would reset at certain intervals. Holdings has made no borrowings under the revolving credit facility.

The spread to LIBOR or the base rate is correlated to the consolidated leverage ratio as prescribed within the credit facility agreement. Our current spread to LIBOR and the base rate is 300 basis points and 200 basis points, respectively. These spreads could increase if our consolidated leverage ratio exceeds 1.0x.

The covenants in the credit facility agreement require compliance with the following financial ratios (each in accordance with the definitions, including earnings before interest, taxes, depreciation and amortization (“EBITDA”), in the credit facility agreement), to be calculated on a consolidated basis at the end of each fiscal quarter:

•	maintenance of a maximum consolidated leverage ratio of less than or equal to 2.00x (calculated as the ratio of consolidated funded indebtedness plus the remaining amount of a deferred payment to GAM of $40.1 million, which is payable by September 29, 2010, to consolidated EBITDA for the last six months multiplied by two); and

•	maintenance of a minimum consolidated interest coverage ratio of greater than or equal to 4.00x (calculated as the ratio of consolidated EBITDA for the last six months to consolidated interest charges for such period).

The credit facility agreement also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends and fundamental corporate changes. As of December 31, 2009, Holdings was in compliance with all such covenants.

Note 10. Class B Profits Interests

In 2004, each Principal was granted a Class B, non-voting profits interest in Investment Adviser, which entitled each of them to receive 15% of the profits (30% in the aggregate) of our asset management business, as defined in Investment Adviser’s then-effective operating agreement. The allocation of such profits interests

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

was expensed as incurred and included in Employee compensation and benefits on the Consolidated Statement of Operations. The liability for these interests was $34.1 million as of December 31, 2008. Each Principal exchanged his Class B profits interests for an equivalent percentage of New Class A Units in connection with the IPO and the remaining balance of undistributed Class B profits interests was paid to each of the Principals in the fourth quarter of 2009.

Prior to the IPO, we were required to repurchase the Class B profits interests upon the occurrence of certain events. The repurchase price was computed utilizing a model based on the average profitability of Investment Adviser and the average price-earnings multiple of the common stock of GAM. The benefits vested ratably over a ten-year period ending in 2014. We recorded the obligation associated with the full value of the Class B profits interests as a liability at fair value in Accrued compensation and benefits in the Consolidated Statements of Financial Position, and recognized the expense as Employee compensation and benefits in the Consolidated Statement of Operations. The redemption value and liabilities of this obligation were as follows:

(in thousands)	Redemption Value	Liabilities	Unvested Balance

December 31, 2009	$—	$—	$—
December 31, 2008	504,725.0	201,890.3	302,834.7

In connection with the IPO, each of the Principals exchanged his Class B profits interests for New Class A Units (see Note 2. Initial Public Offering and Changes in Principals’ Interests).

Note 11. Benefit Plans and Deferred Compensation

Investors sponsors a non-contributory qualified defined contribution retirement plan that covers most employees (the “Qualified Plan”). Employees with at least one year of service are eligible to participate in this plan. The Company’s contributions to this plan are calculated at 10% of annual salary up to the Social Security taxable wage base plus 15.7% of annual base salary in excess of the Social Security taxable wage base up to the Internal Revenue Service compensation limit for qualified plans. Earnings on an individual’s account in the plan are limited to the performance of the underlying plan investments in the account.

Investors also sponsors a supplemental non-qualified defined contribution retirement plan (the “Non-qualified Plan”). Contributions to this plan are calculated as 15.7% of annual base salary that exceeds the Internal Revenue Service compensation limit for qualified plans. Contributions to both the qualified and non-qualified retirement plans have three-year vesting.

Investors sponsors a deferred compensation plan for employees whose annual discretionary bonus award exceeds certain predefined amounts (the “Funded Plan”). Amounts contributed to this plan vest ratably over a three-year period. Additionally, in 2008 and 2007, Investors sponsored an unfunded, non-qualified deferred compensation plan for the Principals (the “Unfunded Plan”). In December 2007, the Unfunded Plan was amended to be payable in a lump sum upon the earlier of the IPO or December 31, 2008. In 2008, we expensed the remaining amount of the Unfunded Plan and made the payments.

Assets related to the Funded Plan are included in Marketable securities and liabilities related to this plan are included in Accrued compensation and benefits on the Consolidated Statement of Financial Position, as follows:

	As of December 31, 2009		As of December 31, 2008
(in thousands)	Assets	Liabilities	Assets	Liabilities

Funded Plan	$7,892.5	$3,741.8	$5,911.4	$2,499.7

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Expenses related to the plans are included in Salaries, incentive compensation and benefits on the Consolidated Statement of Operations as follows:

	Years Ended December 31,
(in thousands)	2009	2008	2007

Qualified Plan	$2,380.7	$2,847.9	$1,553.7
Non-qualified Plan	148.0	223.2	273.4
Funded Plan	3,793.8	2,444.0	2,187.8
Unfunded Plan	—	8,877.7	1,402.0

	$6,322.5	$14,392.8	$5,416.9

Note 12. Share-Based Payments

In September 2009, the Board of Directors of Investors approved the Artio Global Investors Inc. 2009 Stock Incentive Plan (the “Plan”), and reserved 9.7 million shares of Class A common stock for share awards. Under the Plan, the Board of Directors is authorized to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based awards to Directors, officers and other employees of, and consultants to, Investors and its affiliates.

A summary of restricted stock activity follows:

	Weighted-Average
	Grant Date Fair
	Value(a)	Number of Shares

Outstanding as of December 31, 2008	$—	—
Grants:
Fully-vested shares granted to independent directors, subject to transfer restrictions	25.62	14,643

Outstanding as of December 31, 2009		14,643

(a)	Weighted-average grant date fair value for grants are based on closing price on the grant date.

A summary of restricted stock unit (“RSU”) activity follows:

	Weighted-Average
	Grant Date Fair
	Value(a)	Number of Shares

Outstanding as of December 31, 2008	$—	—
Grants:
Unvested RSUs granted to certain employees (other than the Principals) in connection with the IPO	26.25	2,147,758
Forfeitures	26.25	(1,000)

Outstanding as of December 31, 2009		2,146,758

(a)	Weighted-average grant date fair value for grants are based on closing price on the grant date.

Approximately $54.4 million (2,071,758 shares) of the granted RSUs will vest pro rata, on an annual basis, over a five-year period from the date of the grant, and approximately $2.0 million (74,500 shares) vested in February 2010.

Upon the vesting of RSUs, a corresponding number of New Class A Units are issued to Investors.

Compensation expense related to share-based payments is recognized using a straight-line method over the requisite service period (generally over a three- or five-year period from the date of the grant for the entire

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

award). Compensation expense related to the amortization of RSU grants, included in Salaries, incentive compensation and benefits on the Consolidated Statement of Operations, was $4.3 million in 2009.

Note 13. Income Taxes

We are a ‘C’ Corporation under the Internal Revenue Code of 1986, as amended (the “Code”), and liable for Federal, state and local taxes on the income derived from Investors’ economic interest in Holdings. Holdings is a limited liability company that is treated as a partnership for tax purposes and as such is not subject to Federal or state income taxes. Holdings is subject to the New York City Unincorporated Business Tax (“UBT”).

Income taxes reflect not only the portion attributable to our stockholders but also the portion of New York City UBT attributable to non-controlling interests. A summary of the provisions for income taxes is as follows:

	Years Ended December 31,
(in thousands)	2009	2008	2007

Current:
Federal	$43,529.2	$54,127.6	$59,806.1
State and local	4,954.8	22,147.4	34,109.5

Total	48,484.0	76,275.0	93,915.6

Deferred:
Federal	59,401.5	(17,380.9)	(23,851.9)
State and local	26,401.7	(4,139.0)	(11,646.3)

Total	85,803.2	(21,519.9)	(35,498.2)

Income tax expense	$134,287.2	$54,755.1	$58,417.4

Taxes are computed using the asset and liability method. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Net deferred tax assets comprise the following:

	As of December 31,
(in thousands)	2009	2008

Deferred tax assets:
Deferred compensation – Class B profits interests(a)	$—	$88,316.5
Deferred compensation – other	3,605.0	1,117.6
Depreciation and amortization	1,161.2	764.5
Provisions and other	2,417.0	2,503.7
Step-up of tax basis(b)	39,133.1	—

Total deferred tax assets	46,316.3	92,702.3
Less: valuation allowance	—	—

Net deferred tax asset	$46,316.3	$92,702.3

(a)	As a result of the Principals’ exchange of their Class B profits interests for New Class A Units, the Principals’ ownership interests were reclassified to equity and the related deferred tax asset was de-recognized.

(b)	Under the tax receivable agreement, 85% of the estimated future tax benefit is payable to the Principals.

The exchange by the Principals of a portion of their New Class A Units for 2.4 million shares of Class A common stock (see Note 5. Tax Receivable Agreement) has allowed us to make an election to step up our tax basis in accordance with Section 754 of the Code. The amortization expense resulting from this step-up is

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

deductible for tax purposes generally over a 15-year period. Based on the exchange date, this election gave rise to a $38.4 million deferred tax asset and a corresponding $32.7 million liability to the Principals under the tax receivable agreement. These amounts are adjusted periodically for changes to effective tax rates. Based on our history of taxable income, we assessed whether the deferred tax asset would be realizable and determined that the benefit would more likely than not be realized. Accordingly, no valuation allowance is required.

A reconciliation between the Federal statutory tax rate of 35% and the effective tax rates are as follows:

	Years Ended December 31,
(in percentages)	2009	2008	2007

Federal statutory rate	35%	35%	35%
State and local, net of Federal benefit, and other	7	10	12
Anticipated amendment to prior year tax returns	3	—	—
Non-controlling interests	3	—	—
Permanent differences:
Compensation expenses – fully vested Class B profits interests	(49)	—	—
Compensation expenses – tax receivable agreement	(18)	—	—
De-recognition of deferred tax asset	(38)	—	—
Other	(1)	2	—

Total	(58)%	47%	47%

In connection with the filing of our 2008 tax returns, we changed our methodology for apportioning receipts to state jurisdictions. The impact of the change in methodology for 2008, 2007 and 2006 was recorded in 2009.

Other permanent differences consist of the non-deductible portion of meals, entertainment, gifts and certain costs related to the IPO.

Holdings is subject to New York City UBT, of which a substantial portion is credited against Investors’ tax liability.

As of December 31, 2009, $3.3 million of unrecognized tax benefits, if recognized, would affect the effective tax rate.

A reconciliation of the change in unrecognized tax benefits is as follows:

(in thousands)

Balance, January 1, 2008	$—
Additions (reductions) for tax provisions of prior years	—
Additions based on tax provisions related to current year	—
Reductions for settlements with taxing authorities	—
Lapse of statute of limitations	—

Balance, January 1, 2009	—
Additions (reductions) for tax provisions of prior years	—
Additions based on tax provisions related to current year	3,281.6
Reductions for settlements with taxing authorities	—
Lapse of statute of limitations	—

Balance, December 31, 2009	$3,281.6

We believe that the total amount of unrecognized tax benefits will not significantly increase or decrease over the next 12 months.

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Interest expense relating to unrecognized tax benefits is included in Interest income, net of interest expense on the Consolidated Statement of Operations. Penalties relating to unrecognized tax benefits are included in General and administrative on the Consolidated Statement of Operations. In 2009, 2008 and 2007, there were no material charges relating to interest and penalties.

Tax years 2006 to the present are open for examination by Federal, state and local tax authorities. We are not currently under examination by any significant tax jurisdiction.

Note 14. Discontinued Operations

In December 2007, the foreign exchange operations of a former subsidiary were distributed to GAM. There was no gain or loss on the distribution. Assets and liabilities of the former subsidiary were distributed at their carrying amounts, with the net asset of $100,000 reflected as a non-cash dividend. The foreign exchange operations of the former subsidiary were classified as discontinued operations for 2007.

Summary financial information relating to discontinued operations follows. There were no discontinued operations in 2009 and 2008.

Year Ended
December 31,
(in thousands)	2007

Revenues	$8,694.8

Income before income taxes	$2,994.9
Income taxes	1,378.7

Income from discontinued operations, net of taxes	$1,616.2

Net cash provided by discontinued operations	$7,938.5

Note 15. Earnings Per Share (“EPS”)

Basic and diluted EPS from continuing operations were calculated using the following:

	Years Ended December 31,
(in thousands)	2009	2008	2007

Net income (loss) attributable to Artio Global Investors	$(378,314.1)	$61,151.3	$67,985.8

Weighted average shares for basic EPS	42,620.4	42,000.0	42,000.0
Dilutive potential shares from exchange of New Class A Units by the Principals(a)	—	—	—
Dilutive potential shares from grants of RSUs(a)	—	—	—

Weighted average shares for diluted EPS	42,620.4	42,000.0	42,000.0

(a)	The potential impact of both the exchange of New Class A Units by the Principals, and cancelation of corresponding shares of Class B common stock, for Class A common stock and the RSU grants were anti-dilutive for 2009.

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 16. Leases

We lease office space under non-cancelable agreements that expire in June 2014. Minimum annual rental payments under the lease as of December 31, 2009, are as follows:

Years ending December 31,	(in thousands)

2010	$3,738.7
2011	3,756.0
2012	3,761.8
2013	3,761.8
2014	1,880.9

$16,899.2

In addition to the minimum annual rentals, the lease also includes provisions for escalations. The lease provides for a rent holiday and leasehold improvement incentives. These concessions are recognized on a straight-line basis as reductions in rent expense over the term of the lease.

Rent expense was $2.5 million in 2009, $3.3 million in 2008 and $2.6 million in 2007. In 2007, a portion of the annual rental expense was charged to affiliates who occupied portions of the space.

In December 2008, we decided not to use a portion of our office space and activity related to the preparation of that space was terminated. We recorded a liability related to this exit activity at fair value in the period in which the liability was incurred. In 2008, we also reclassified approximately $0.5 million previously recorded for lease incentives related to this space to Other liabilities on the Consolidated Statement of Financial Position. The total liability related to this space is included in Other liabilities on the Consolidated Statement of Financial Position and the amortization of the liability is included in General and administrative expenses in the Consolidated Statement of Operations.

(in thousands)

Balance, January 1, 2008	$2,868.7
2009 rent payments	(889.2)
Fair value adjustment	622.5

Balance, December 31, 2009	$2,602.0

In 2009, we reassessed the fair value of the liability based on current market conditions.

Note 17. Commitments and Contingencies

Although we have no obligation to do so, we have, at our discretion, reimbursed client accounts for certain operational losses incurred. Such amounts were not material in the years ended December 31, 2009, 2008 and 2007.

There are no claims against us that are considered probable or reasonably possible of having a material effect on our cash flows, results of operations or financial position.

Note 18. Segment information

Continuing operations are classified as one segment: investment advisory and management services. Management evaluates performance and allocates resources for the management of each type of investment vehicle on a combined basis. Fees from the largest fund as a percentage of Investment management fees were 30% in 2009, 39% in 2008 and 47% in 2007. Clients are primarily based in the U.S.

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 19. Recently Issued Accounting Pronouncements

Upon the IPO, we adopted the provisions of ASC 810.10.65, Noncontrolling Interests in Consolidated Financial Statements, for the Principals’ ownership in Holdings.

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued ASC 810.10, Amendments to FASB Interpretation No. 46(R). ASC 810.10 gives additional guidance on determining whether an entity is a variable interest entity and requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. In February 2010, the FASB issued an Accounting Standards Update which defers the effective date of ASC 810.10 for companies, such as us, that have interests in certain investment entities.

Note 20. Selected Quarterly Information (Unaudited)

	2009
(in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter(a)	4th Quarter

Total revenues and other operating income	$62,526.9	$70,793.1	$84,487.9	$89,584.1
Operating income (loss) before income tax expense(a)	6,003.0	10,604.0	(298,303.7)	53,169.0
Net income (loss) attributable to Artio Global Investors(a)	3,045.2	5,354.4	(412,423.1)	25,709.4

Basic EPS, net income (loss) attributable to Artio Global Investors(a)	$0.07	$0.13	$(9.81)	$0.58
Diluted EPS, net income (loss) attributable to Artio Global Investors(a)(b)(d)	$0.07	$0.13	$(9.81)	$0.56

Dividends per basic share declared(e)	$0.33	$—	$4.83	$—

Common stock price per share(c):
High	N/A	N/A	$27.25	$26.54
Low	N/A	N/A	$25.50	$22.66
Close	N/A	N/A	$26.15	$25.49

N/A – Not applicable

(a)	The third quarter of 2009 includes non-recurring compensation charges of $313.8 million in connection with the IPO.

(b)	RSUs were granted in connection with the IPO in the third quarter of 2009. The RSUs were anti-dilutive for both the third and fourth quarters of 2009.

(c)	On September 29, 2009, we completed an IPO of 25.0 million shares of Class A common stock.

(d)	Fourth-quarter 2009 diluted EPS assumes the full exchange of the Principals’ New Class A Units, and cancelation of corresponding shares of Class B common stock, to shares of Class A common stock and reflects the elimination of non-controlling interests and resulting increase in the effective tax rate.

(e)	Represents dividends declared prior to the IPO.

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	2008
(in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total revenues and other operating income	$116,316.9	$126,567.7	$106,528.2	$72,632.7
Operating income before income tax expense	22,590.3	39,626.3	27,054.5	23,453.9
Net income (loss) attributable to Artio Global Investors	11,410.4	20,211.6	16,280.2	13,249.1

Basic EPS, net income attributable to Artio Global Investors	$0.27	$0.48	$0.39	$0.32
Diluted EPS, net income attributable to Artio Global Investors	$0.27	$0.48	$0.39	$0.32

Dividends per basic share declared	$1.45	$0.50	$—	$0.84

Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the total for the year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

Item 9A(T). Controls and Procedures

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

The annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information relating to our executive officers and directors, including our audit committee and audit committee financial experts and the procedures by which stockholders can recommend director nominees, and our executive officers will be in our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders to be held on May 11, 2010, which will be filed within 120 days of the end of our fiscal year ended December 31, 2009, (“2010 Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be in the 2010 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be in the 2010 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be in the 2010 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by this item will be in the 2010 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report:

1)  Consolidated Financial Statements

i)	Consolidated Statements of Financial Position as of December 31, 2009 and 2008

ii)	Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007
iii)	Consolidated Statements of Changes in Equity for the years ended December 31, 2009, 2008 and 2007
iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007
v)	Notes to Consolidated Financial Statements

(b)	Exhibit Index:

Exhibit
Number	Description

3.1	Form of Amended and Restated Certificate of Incorporation of Artio Global Investors Inc. (incorporated by reference to Amendment No. 7 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 3.1).

3.2	Form of Amended and Restated Bylaws of Artio Global Investors Inc. (incorporated by reference to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 3.2).

4.1	Form of Class A common stock certificate (incorporated by reference to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 4.1).

10.1	Form of Amended and Restated Limited Liability Company Agreement of Artio Global Holdings LLC (incorporated by reference to Amendment No. 7 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 10.1).

10.2	Form of Registration Rights Agreement (incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 10.2).

10.3	Form of Exchange Agreement (incorporated by reference to Amendment No. 7 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 10.3).

10.4	Form of Tax Receivable Agreement (incorporated by reference to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 10.4).

10.5	Form of Transition Services Agreement among Julius Baer Group Ltd., Bank Julius Baer & Co. Ltd. and Artio Global Management LLC (incorporated by reference to Amendment No. 7 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 10.5).

10.6	Julius Baer Holding Ltd. Shareholders Agreement (incorporated by reference to Amendment No. 7 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 10.7).

10.7	Form of Younes Shareholders Agreement (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 10.8).

10.8	Form of Employment Agreement with Richard Pell (incorporated by reference to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 10.9).

10.9	Form of Employment Agreement with Glen Wisher (incorporated by reference to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 10.10).

10.10	Form of Employment Agreement with Francis Harte (incorporated by reference to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 10.11).

10.11	Form of Employment Agreement with Tony Williams (incorporated by reference to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 10.12).

10.12	Form of Employment Agreement with Rudolph-Riad Younes (incorporated by reference to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 10.13).

10.13	Form of Stock Repurchase Agreement (incorporated by reference to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 10.14).

10.14	Form of Pell Shareholders Agreement (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 10.15).

10.15	Artio Global Investors Inc. 2009 Stock Incentive Plan (incorporated by reference to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 10.16).

10.16	Artio Global Investors Inc. Management Incentive Plan (incorporated by reference to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 10.17).

10.17	Forms of Restricted Stock Unit Award Agreements under the Artio Global Investors Inc. 2009 Stock Incentive Plan (incorporated by reference to Amendment No. 7 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 10.18).

10.18	Form of Independent Director Stock Award Agreement under the Artio Global Investors Inc. 2009 Stock Incentive Plan (incorporated by reference to Amendment No. 7 to the Company’s Registration Statement on Form S-1/A (File No. 333-149178) Exhibit 10.19).

10.19	Credit Facility dated as of September 4, 2009 among Artio Global Holdings LLC, the Guarantors party thereto and Bank of America, N.A., as Administrative Agent and L/C Issuer and the other lenders party thereto (incorporated by reference to Amendment No. 7 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 10.20).

10.20	Form of Indemnification Agreement (incorporated by reference to Amendment No. 7 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 10.21).

10.21	Form of Indemnification and Co-operation Agreement between Artio Global Management LLC and Julius Baer Holding Ltd. (incorporated by reference to Amendment No. 7 to the Company’s Registration Statement on Form S-1/A (File No. 333-149178) Exhibit 10.22).

21	Subsidiaries of the Company (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1/A (File No. 333-149178) Exhibit 21).

23.1	Consent of KPMG LLP

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTIO GLOBAL INVESTORS INC.

By:	/s/ Francis Harte
Name: Francis Harte
Title:  Chief Financial Officer

Date: March 5, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Richard Pell Richard Pell	Director, Chairman and Chief Executive Officer	March 5, 2010

/s/ Glen Wisher Glen Wisher	Director, President	March 5, 2010

/s/ Elizabeth Buse Elizabeth Buse	Director	March 5, 2010

/s/ Duane Kullberg Duane Kullberg	Director	March 5, 2010

/s/ Francis Ledwidge Francis Ledwidge	Director	March 5, 2010