Form 10-Q
period 2010-03-31
Artio Global Investors Inc.
filed 2010-05-06
CIK 1419178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 1-34457
Artio Global Investors Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-6174048
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

330 Madison Ave.
New York, NY	10017
(Address of principal executive offices)	(Zip Code)
(212) 297-3600
(Registrant’s telephone number, including area code)
Former name, former address and former fiscal year, if changed since last report
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of April 30, 2010, there were 44,489,143 shares outstanding of the registrant’s Class A common stock, par value $0.001 per share, and Class C common stock, par value $0.01 per share.

Artio Global Investors Inc.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Consolidated Statements of Financial Position
(Unaudited)

	As of
(in thousands, except for share amounts)	March 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$74,771.2	$60,841.7
Marketable securities, at fair value	8,253.3	7,910.5
Fees receivable and accrued fees, net of allowance for doubtful accounts	55,064.5	56,911.1
Deferred taxes	46,828.7	46,316.3
Income taxes receivable	11,668.3	10,982.5
Property and equipment, net	7,289.5	7,634.9
Other assets	6,201.3	5,357.2

Total assets	$210,076.8	$195,954.2

LIABILITIES AND EQUITY
Debt	$60,000.0	$60,000.0
Accrued compensation and benefits	10,895.8	31,478.0
Accounts payable and accrued expenses	7,145.7	9,092.7
Accrued income taxes payable	20,006.4	13,017.0
Due to GAM Holding Ltd.	40,100.0	40,100.0
Due under tax receivable agreement	33,655.1	33,655.1
Other liabilities	4,291.4	4,629.8

Total liabilities	176,094.4	191,972.6

Commitments and contingencies (Note 9)

Class A common stock (500,000,000 shares authorized, 2010 — 27,733,299 shares issued and outstanding; 2009 — 27,658,799 shares issued and outstanding)	27.7	27.6
Class B common stock (50,000,000 shares authorized, 2010 — 15,600,000 shares issued and outstanding; 2009 — 15,600,000 shares issued and outstanding)	15.6	15.6
Class C common stock (210,000,000 shares authorized, 2010 — 16,755,844 shares issued and outstanding; 2009 — 16,755,844 shares issued and outstanding)	167.6	167.6
Additional paid-in capital	590,498.6	586,956.2
Accumulated deficit	(564,213.5)	(580,274.8)

Total stockholders’ equity	26,496.0	6,892.2
Non-controlling interests	7,486.4	(2,910.6)

Total equity	33,982.4	3,981.6

Total liabilities and equity	$210,076.8	$195,954.2

See accompanying notes to unaudited consolidated financial statements.

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share information)	2010	2009
Revenues and other operating income:
Investment management fees	$85,286.5	$62,815.8
Net gains (losses) on securities held for deferred compensation	321.4	(273.3)
Foreign currency gains (losses)	23.2	(15.6)

Total revenues and other operating income	85,631.1	62,526.9

Expenses:
Employee compensation and benefits:
Salaries, incentive compensation and benefits	25,168.7	16,939.9
Allocation of Class B profits interests	—	10,215.2
Change in redemption value of Class B profits interests	—	18,126.0

Employee compensation and benefits	25,168.7	45,281.1
Shareholder servicing and marketing	4,548.3	3,069.4
General and administrative	10,285.3	8,173.4

Total expenses	40,002.3	56,523.9

Operating income before income tax expense	45,628.8	6,003.0
Non-operating income (loss):
Interest income	1.1	116.9
Interest expense	(660.7)	(0.1)
Net gains (losses) on marketable securities	(1.0)	(197.8)

Total non-operating loss	(660.6)	(81.0)

Income before income tax expense	44,968.2	5,922.0
Income taxes	14,767.3	2,876.8

Net income	30,200.9	3,045.2
Net income attributable to non-controlling interests	11,333.0	—

Net income attributable to Artio Global Investors	$18,867.9	$3,045.2

Per share information:
Basic net income attributable to Artio Global Investors	$0.42	$0.07

Diluted net income attributable to Artio Global Investors	$0.42	$0.07

Weighted average shares used to calculate per share information:
Basic	44,460.2	42,000.0

Diluted	44,628.8	42,000.0

Dividends per basic share declared	$0.06	$0.33

See accompanying notes to unaudited consolidated financial statements.

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
(Unaudited)

	Class A	Class B	Class C
	Common Stock	Common Stock	Common Stock	Additional	Retained		Non-
(in thousands, except per	(par value	(par value	(par value	Paid-in	Earnings	Stockholders’	controlling
share information)	$0.001)	$0.001)	$0.01)	Capital	(Deficit)	Equity	Interests	Total Equity
Balance as of January 1, 2009	$—	$—	$420.0	$17,930.0	$14,895.1	$33,245.1	$—	$33,245.1
Net income	—	—	—	—	3,045.2	3,045.2	—	3,045.2
Distribution to GAM Holding Ltd. of $0.33 per share	—	—	—	—	(14,000.0)	(14,000.0)	—	(14,000.0)

Balance as of March 31, 2009	$—	$—	$420.0	$17,930.0	$3,940.3	$22,290.3	$—	$22,290.3

Balance as of January 1, 2010	$27.6	$15.6	$167.6	$586,956.2	$(580,274.8)	$6,892.2	$(2,910.6)	$3,981.6
Net income	—	—	—	—	18,867.9	18,867.9	11,333.0	30,200.9
Amortization of share-based payments	—	—	—	3,418.4	—	3,418.4	—	3,418.4
Vesting of share-based payments	0.1	—	—	(0.1)	—	—	—	—
Forfeiture of share-based payments	—	—	—	(13.1)	—	(13.1)	—	(13.1)
Distribution to non-controlling interests	—	—	—	—	—	—	(936.0)	(936.0)
Dividends of $0.06 per share	—	—	—	—	(2,669.4)	(2,669.4)	—	(2,669.4)
RSU dividend equivalents	—	—	—	137.2	(137.2)	—	—	—

Balance as of March 31, 2010	$27.7	$15.6	$167.6	$590,498.6	$(564,213.5)	$26,496.0	$7,486.4	$33,982.4

See accompanying notes to unaudited consolidated financial statements.

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2010	2009
Cash flows from operating activities:
Net income	$30,200.9	$3,045.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	675.8	636.8
Deferred compensation and share-based compensation	3,405.3	18,632.0
Deferred income taxes	(512.4)	(7,099.8)
Interest accrued on marketable securities and accretion and amortization of discount and premium	—	89.1
(Gains)/losses on marketable securities and securities held for deferred compensation	(320.4)	471.1
Changes in assets and liabilities:
Fees receivable and accrued fees, net of allowance for doubtful accounts	1,846.6	13,687.1
Due to/from GAM Holding Ltd.	—	(543.2)
Income taxes receivable	(685.8)	—
Other assets	(844.1)	737.9
Accrued compensation and benefits	(20,582.2)	(48,851.4)
Accounts payable and accrued expenses	(1,970.2)	(1,503.3)
Accrued income taxes payable	6,989.4	2,464.3
Other liabilities	(338.4)	(331.6)

Net cash provided by (used in) operating activities	17,864.5	(18,565.8)

Cash flows from investing activities:
Purchase of marketable securities and securities held for deferred compensation	(3,607.8)	(2,528.9)
Proceeds from sales or maturities of marketable securities and securities held for deferred compensation	3,585.4	45,226.7
Purchase of fixed assets	(330.4)	(477.4)

Net cash provided by (used in) investing activities	(352.8)	42,220.4

Cash flows from financing activities:
Distributions paid to non-controlling interests	(936.0)	—
Dividends paid	(2,669.4)	(14,000.0)

Net cash used by financing activities	(3,605.4)	(14,000.0)

Effect of exchange rates on cash	23.2	(15.6)

Net increase (decrease) in cash and cash equivalents	13,929.5	9,639.0
Cash and cash equivalents:
Beginning of period	60,841.7	86,563.0

End of period	$74,771.2	$96,202.0

Cash paid during period for:
Income taxes, net of refunds	$9,137.5	$6,228.7
Interest expense	498.1	0.1

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
Investment Adviser is our primary operating entity and provides investment management services to institutional and mutual fund clients. It manages and advises the Artio Global Funds (the “Funds”), which are U.S. registered investment companies; commingled institutional investment vehicles; separate accounts; and sub-advisory accounts. While our assets under management (“AuM”) are invested primarily outside of the U.S., our clients are primarily U.S.-based.
Our revenues are based primarily on the U.S. dollar value of the investment assets we manage for clients. AuM may vary as a result of the market performance of the investments and client cash flows into or out of the investments. A majority of AuM are invested in assets denominated in currencies other than the U.S. dollar. As a result, the U.S. dollar value of assets under management fluctuates with changes in foreign currency exchange rates. Our revenues fluctuate with changes in AuM.
The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities (including contingent liabilities), revenues and expenses at the date of the consolidated financial statements. Actual results could differ from those estimates and may have a material effect on the consolidated financial statements.
In accordance with Securities and Exchange Commission’s Staff Accounting Bulletin Topic 4:C, the Consolidated Statements of Changes in Equity gives retroactive effect to a 10,500:1 stock split that was effected as of August 28, 2009.
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
As part of the preparation of the interim consolidated financial statements, we performed an evaluation of subsequent events occurring after the Consolidated Statement of Financial Position date of March 31, 2010, through to the date the interim consolidated financial statements were issued.
These statements should be read in conjunction with our consolidated financial statements and related notes as of December 31, 2009, and for the three years then ended, in our 2009 Annual Report on Form 10-K.
Note 2. Initial Public Offering and Changes in the Principals’ Interests
Prior to September 29, 2009, Investors was a wholly owned subsidiary of GAM Holding Ltd. (formerly known as Julius Baer Holding Ltd.), a Swiss corporation (“GAM”). On September 29, 2009, we completed an initial public offering (“IPO”) of Investors’ Class A common stock.
Before the IPO, each Principal had a 15% Class B profits interest in Investment Adviser, which was accounted for as compensation. Prior to the IPO, each Principal exchanged his Class B profits interest for a 15% non-voting Class A membership interest in Holdings (“New Class A Units”), resulting in the compensation liability being reclassified as

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
equity. Each Principal also purchased, at par value, nine million shares of voting, non-participating, Investors’ Class B common stock. In addition, the Principals entered into a tax receivable agreement with the Company. The Principals’ New Class A Units, representing an approximate 26% interest in Holdings, are accounted for by us as non-controlling interests.
Note 3. Related Party Activities
Prior to the IPO, we engaged in transactions with GAM and other affiliates in the ordinary course of business. We also engage in transactions with our mutual funds.
Affiliate Transactions — Mutual and Offshore Funds
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

	Three Months Ended March 31,
(in thousands)	2010	2009
Funds investment management fees	$48,900.2	$35,662.3
Sub-advisory investment management fees on GAM-sponsored funds	592.2	362.9

Fees receivable related to investment management fees are included in Fees receivable and accrued fees, net of allowance for doubtful accounts in the Consolidated Statement of Financial Position as follows:

		As of
	As of	December 31,
(in thousands)	March 31, 2010	2009
Funds investment management fees	$17,831.1	$17,189.6
Sub-advisory investment management fees on GAM-sponsored funds	671.2	614.9

Other Related Party Transactions
Prior to the IPO, we had a licensing fee arrangement with GAM for the use of the Julius Baer name in our products and marketing strategies. These licensing fees were $0.8 million for the three months ended March 31, 2009. This arrangement has been terminated.
Certain participants in the deferred compensation plan sponsored by Investors, for employees whose annual discretionary bonus award exceeds certain predefined amounts (the “Funded Plan”), direct a portion of their deferred bonuses to their choice of the Funds. Assets related to the Funded Plan are included in Marketable securities on the Consolidated Statement of Financial Position and realized and changes in unrealized gains (losses) on investments in the Funds are recorded in Net gains (losses) on securities held for deferred compensation on the Consolidated Statement of Operations (see Note 4. Marketable Securities, at Fair Value).
Investors manages, at no cost to the plans, the assets of the non-contributory qualified defined contribution retirement plan sponsored by Investors, which covers most employees.
Note 4. Marketable Securities, at Fair Value
We carry our marketable securities portfolio at fair value using a valuation hierarchy based on the transparency of the inputs to the valuation techniques used to measure fair value. Classification within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The valuation hierarchy contains three

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
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
Marketable securities as of March 31, 2010, and December 31, 2009, consist of the following:

(in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses
As of March 31, 2010:
Artio Global Funds	$8,236.3	$8,421.2	$—	$(184.9)
Other investments	17.0	10.0	7.0	—

Total	$8,253.3	$8,431.2	$7.0	$(184.9)

As of December 31, 2009:
Artio Global Funds	$7,892.5	$8,448.6	$—	$(556.1)
Other investments	18.0	10.0	8.0	—

Total	$7,910.5	$8,458.6	$8.0	$(556.1)

Our marketable securities as of March 31, 2010, and December 31, 2009, are valued using prices as follows:

			Level 2	Level 3
			Other	Significant
		Level 1	Observable	Unobservable
(in thousands)	Total	Quoted Prices	Inputs	Inputs
As of March 31, 2010	$8,253.3	$8,236.3	$—	$17.0
As of December 31, 2009	7,910.5	7,892.5	—	18.0

The change in Level 3 securities is as follows:

(in thousands)	March 31, 2010	March 31, 2009
Beginning of period	$18.0	$14.6
Unrealized losses	(1.0)	(2.5)

End of period	$17.0	$12.1

Changes in unrealized gains (losses) and realized gains (losses) are recorded in Net gains (losses) on marketable securities and Net gains (losses) on securities held for deferred compensation on our Consolidated Statement of Operations, as follows:

	Three Months Ended March 31,
(in thousands)	2010	2009
U.S. government and agency and other securities:
Change in unrealized losses	$(1.0)	$(197.8)

Net gains (losses) on marketable securities	$(1.0)	$(197.8)

Artio Global Funds:
Change in unrealized gains (losses)	$371.2	$(141.5)
Realized losses	(49.8)	(131.8)

Net gains (losses) on securities held for deferred compensation	$321.4	$(273.3)

Investments in the Funds fluctuate in value based on overall market conditions, as well as factors specific to the Funds.

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 5. Debt
In September 2009, Holdings entered into a $110.0 million credit facility consisting of a $60.0 million three-year term credit facility and a $50.0 million three-year revolving credit facility.
In October 2009, Holdings borrowed $60.0 million under the term credit facility. As of March 31, 2010, the interest rate associated with the $60.0 million borrowing was set at 3.25%, and reset to 3.30% in April 2010. The amortization schedule requires quarterly principal payments of 7.5% in both years two and three, beginning on December 31, 2010, with a final payment of 40% at maturity. There is no remaining capacity under the term credit facility.
The covenants in the credit facility agreement require compliance with certain financial ratios. As of March 31, 2010, Holdings was in compliance with all debt covenants.
Note 6. Share-Based Payments
A summary of restricted stock unit (“RSU”) activity for the three months ended March 31, 2010, follows:

	Weighted-Average
	Grant Date Fair		RSU Dividend
	Value(a)	Number of RSUs	Equivalents
Outstanding as of January 1, 2010		2,146,758	—
Grants:
Unvested RSUs granted to certain officers and employees	$23.58	215,398	—
Dividend equivalents			5,704
Vested	26.25	(74,500)	—
Forfeitures	26.25	(500)	—

Outstanding as of March 31, 2010		2,287,156	5,704

(a)	Weighted-average grant date fair value for grants is based on the closing price on the grant date.
In February 2010, we made an aggregate grant of 215,398 RSUs to certain officers and employees. The granted RSUs will vest pro rata, on an annual basis over a three-year period from the date of the grant.
Activity under the Artio Global Investors Inc. 2009 Stock Incentive Plan was as follows:

Units
Available for grant at inception	9,700,000
RSUs outstanding as of March 31, 2010	(2,287,156)
RSU dividend equivalents outstanding as of March 31, 2010	(5,704)
RSUs vested as of March 31, 2010	(74,500)
Fully-vested restricted stock granted to independent directors	(14,643)

Available for grant as of March 31, 2010	7,317,997

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 7. Income Taxes
A summary of the provisions for income taxes is as follows:

	Three Months Ended March 31,
(in thousands)	2010	2009
Current:
Federal	$10,712.6	$6,694.2
State and local	4,567.1	3,282.4

Total	15,279.7	9,976.6

Deferred:
Federal	(368.1)	(4,970.2)
State and local	(144.3)	(2,129.6)

Total	(512.4)	(7,099.8)

Income tax expense	$14,767.3	$2,876.8

Tax years 2006 to the present are open for examination by Federal, state and local tax authorities. We have been notified of forthcoming examinations by New York State tax authorities for the years 2006 through 2008 and by New York City tax authorities for an examination of Investment Adviser for the year 2006.
A reconciliation between the Federal statutory tax rate of 35% and the effective tax rates are as follows:

	Three Months Ended March 31,
(in percentages)	2010	2009
Federal statutory rate	35%	35%
State and local, net of Federal benefit, and other	9	13
Non-controlling interests	(11)	—
Permanent differences:
Other	—	1

Total	33%	49%

Tax Receivable Agreement
Concurrent with the IPO, the Principals entered into an exchange agreement which provides that they may exchange their New Class A Units for shares of Investors’ Class A common stock. Upon such an exchange, Holdings expects to make an election under Section 754 of the Internal Revenue Code of 1986, as amended, to increase the tax basis of its tangible and intangible assets. We entered into a tax receivable agreement with the Principals under which each Principal is entitled to receive 85% of the tax benefits realized by us in our tax returns as a result of the increases in tax basis created by such Principal’s exchange. Amounts payable to the Principals under the tax receivable agreement are payable approximately 60 days after we file our income tax returns.
Although the tax receivable agreement payments are calculated based on annual tax savings, for the three months ended March 31, 2010, the payments which would have been made pursuant to the tax receivable agreement, if such period was calculated by itself, were estimated to be $0.4 million.

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 8. Earnings Per Share (“EPS”)
Basic and diluted EPS from continuing operations were calculated using the following:

	Three Months Ended March 31,
(in thousands)	2010	2009
Net income attributable to Artio Global Investors	$18,867.9	$3,045.2

Weighted average shares for basic EPS	44,460.2	42,000.0
Dilutive potential shares from grants of RSUs(a)	168.6	—
Dilutive potential shares from exchange of New Class A Units by the Principals(b)	—	—

Weighted average shares for diluted EPS	44,628.8	42,000.0

(a)	The potential impact of approximately 1.7 million granted RSUs was antidilutive for the three months ended March 31, 2010.

(b)	The potential impact of the exchange of New Class A Units by the Principals, and cancelation of corresponding shares of Class B common stock, for Class A common stock was antidilutive for the three months ended March 31, 2010.
On April 26, 2010, the Board of Directors declared a dividend of $0.06 per share to be paid on May 26, 2010, to holders of record of our Class A and Class C common stock at the close of business on May 12, 2010. To provide funding for the dividend payable to the holders of record of our Class A and Class C common stock, a distribution by Holdings of $0.06 per New Class A Unit will be paid to all members of Holdings, including the Principals.
Note 9. Commitments and Contingencies
Although we have no obligation to do so, we have, at our discretion, reimbursed client accounts for certain operational losses incurred. Such amounts were not material for the three months ended March 31, 2010 and 2009.
There are no claims against us that are considered probable or reasonably possible of having a material effect on our cash flows, results of operations or financial position.
Our cash balances are held primarily with a single U.S.-based large money center bank. Effective January 1, 2010, the bank holding our cash balances ended its participation in the U.S. Government’s Transaction Account Guarantee Program, which provided unlimited Federal deposit insurance on our cash balances. Substantially all of our cash balance exceeds the insurance provided by the Federal Deposit Insurance Corporation.
Note 10. Recently Issued Accounting Pronouncements
In February 2010, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update which defers the effective date of ASC 810.10, Amendments to FASB Interpretation No. 46(R), for companies, such as us, that have interests in certain investment entities. ASC 810.10 gives additional guidance on determining whether an entity is a variable interest entity and requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity.
In January 2010, the FASB issued an Accounting Standards Update to ASC 820.10, Fair Value Measurements and Disclosures (FAS 157), to improve disclosures about fair value measurements. The adoption of the additional disclosure requirements did not impact our Notes to Consolidated Financial Statements.

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
Our MD&A is provided in addition to the accompanying consolidated financial statements and footnotes to assist readers in understanding our results of operations, financial position and cash flows. The MD&A is organized as follows:
•	General Overview. Beginning on page 13, we provide a summary of our overall business, our 2009 initial public offering (“IPO”) and the economic environment.
•	Key Performance Indicators. Beginning on page 14, we discuss some of the operating and financial indicators that guide management’s review of our performance.
•	Assets Under Management. Beginning on page 16, we provide a detailed discussion of our assets under management (“AuM”), which is a major driver of our operating revenues and key performance indicators.
•	Revenues and Other Operating Income. Beginning on page 20, we discuss our revenue and other operating income compared to the corresponding period a year ago.
•	Operating Expenses. Beginning on page 21, we discuss our operating expenses compared to the corresponding period a year ago.
•	Non-operating Income (Loss). Beginning on page 22, we discuss our non-operating income (loss) compared to the corresponding period a year ago.
•	Income Taxes. Beginning on page 22, we discuss our effective tax rates compared to the corresponding period a year ago.
•	Liquidity and Capital Resources. Beginning on page 23, we discuss our working capital as of March 31, 2010, and December 31, 2009, and cash flows for the first three months of 2010 and 2009. Also included is a discussion of the amount of financial capacity available to help fund our future activities.
•	New Accounting Standards. Beginning on page 24, we discuss new accounting pronouncements that may apply to us.
•	Cautionary Note Regarding Forward-Looking Statements. Beginning on page 24, we describe the risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements set forth in this MD&A relating to our financial results, operations, business plans and prospects. Such forward-looking statements are based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances.

General Overview
Business
We are an asset management company that provides investment management services to institutional and mutual fund clients. We manage and advise proprietary funds, commingled institutional investment vehicles, institutional separate accounts and sub-advisory accounts. Our operations are based principally in the U.S. However, our AuM are invested primarily outside of the U.S. and are denominated in currencies other than the U.S. dollar. Our revenues are primarily billed in U.S. dollars and are computed on the U.S. dollar value of the investment assets we manage for clients.
Initial Public Offering and Changes in Principals’ Interests
Prior to September 29, 2009, Investors was a wholly owned subsidiary of GAM Holding Ltd. (“GAM”), a Swiss corporation formerly known as Julius Baer Holding Ltd. On September 29, 2009, we completed an initial public offering (“IPO”) of Investors’ Class A common stock, which is listed on the New York Stock Exchange under the symbol “ART.”
Prior to the IPO, each Principal had a 15% Class B profits interest in Investment Adviser, which was accounted for as compensation for financial accounting purposes. Immediately prior to the IPO, each Principal exchanged his Class B profits interest for a 15% non-voting Class A membership interest in Holdings (“New Class A Units”). Subsequent to the IPO, the Principals’ New Class A Units, representing an approximate 26% interest in Holdings, are accounted for by us as non-controlling interests.
Economic Environment
As an investment manager, we derive substantially all of our operating revenues from providing investment management services to our institutional and mutual fund clients. Such revenues are driven by the amount and composition of our AuM, as well as by our fee structure. Accordingly, our business results are highly dependent upon the prevailing global economic climate and its impact on investor sentiment and capital markets.
What began as a difficult environment for global equities turned more positive in February and March, although events surrounding the Greek and Chinese economies affected investor sentiment. As the Greek government attempted to tackle its debt crisis, concerns grew over other members of the European Union with swelling debt levels, including Spain, Portugal, Italy and Ireland. Some of these fears were heightened in late March 2010 when a leading credit rating agency downgraded Portugal’s debt amid growing concern over the government’s ability to service its borrowings. As the quarter progressed, the potential impact of these events on a global economic recovery contributed to a strengthening of the U.S. dollar against most major currencies. Since quarter-end, concerns over an escalating eurozone sovereign debt crisis have intensified, and the U.S. dollar has continued to strengthen.
Within emerging markets, Chinese exports posted a rebound in February 2010 over the prior year, signaling rising consumer demand from Western nations. In an effort to cool the fast-growing economy after loan growth accelerated and property prices surged, the Chinese government twice ordered banks to set aside more deposits as reserves during the quarter. Also at the forefront of investors’ minds was the issue of the country’s currency peg to the U.S. dollar and whether it should be allowed to fluctuate, which could make Chinese exports less competitive in the global market.
Evidence that economic recovery is underway in the U.S. and in other economies helped provide more fundamental underpinnings for equities. Strong fourth-quarter 2009 earnings in the U.S. supported the more upbeat tone despite a persistently high unemployment rate.
The first quarter of 2010 also proved constructive for corporate bonds amid an improving global economy. The Federal Reserve’s continued zero interest rate stance has nudged investors toward higher-yielding investments. In Europe, German bonds benefited from its safe-haven status amid concerns over Greece’s debt challenges.

Key Performance Indicators
Our management reviews our performance on a monthly basis, focusing on the indicators described below.

	Three Months Ended
	March 31,
(in millions, except basis points, percentages and per share amounts)	2010	2009
Operating indicators
AuM at end of period	$56,417	$38,941
Average AuM for period(a)	54,711	40,711
Net client cash flows	95	222

Financial indicators
Investment management fees	85	63
Effective fee rate (basis points)(b)	63.2	62.6
Adjusted operating income(c)	49	34
Adjusted operating margin(d)	57.0%	54.9%
Adjusted EBITDA(c)	50	35
Adjusted EBITDA margin(d)	58.1%	55.9%
Adjusted compensation ratio(c)(e)	25.7%	27.1%
Adjusted net income attributable to Artio Global Investors(c)	27	19
Diluted earnings per share	$0.42	$0.07
Adjusted diluted earnings per share(f)	$0.46	$0.32

(a)	Average AuM for a period is computed on the beginning-of-first-month balance and all end-of-month balances within the period.

(b)	The effective fee rate is computed by dividing annualized investment management fees (based on the number of days in the period) by average AuM for the period.

(c)	See the “Adjusted Performance Measures” section of this MD&A for reconciliations of Employee compensation and benefits to Adjusted compensation; Operating income before income tax expense to Adjusted operating income; Net income attributable to Artio Global Investors to Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”); and Net income attributable to Artio Global Investors to Adjusted net income attributable to Artio Global Investors.

(d)	Adjusted operating and Adjusted EBITDA margins are calculated by dividing Adjusted operating income and Adjusted EBITDA by Total revenues and other operating income.

(e)	Calculated as Adjusted compensation(d) divided by Total revenues and other operating income.

(f)	Adjusted diluted earnings per share is calculated by dividing Adjusted net income attributable to Artio Global Investors by Adjusted weighted average diluted shares (see the “Adjusted Performance Measures” section of this MD&A).
Operating Indicators
Our revenues are driven by the amount and composition of our AuM, as well as by our fee structure. As a result, management closely monitors our AuM. We believe average AuM is important as most of our fees are calculated based on daily or monthly AuM, rather than quarter-end balances of AuM.
Net client cash flows represent sales either to new or existing clients, less redemptions. Our net client cash flows are driven by the performance of our investment strategies, competitiveness of fee rates, the success of our marketing and client service efforts, and the state of the overall equity and fixed income markets. In addition, our net client cash flows reflect client-specific actions, such as portfolio rebalancing or decisions to change portfolio managers.
As of March 31, 2010, AuM was up 45% as compared to March 31, 2009, primarily reflecting the impact the global economic recovery has had on the market value of the assets we manage, which has also resulted in a 34% increase in average AuM over the same period. In addition, we experienced net client cash inflows of $95 million for the first quarter of 2010. While our net client cash flows are influenced by a number of factors, including client asset allocation preferences and the performance of our products, we expect a more constructive market environment in 2010 to support increased search activity industry-wide compared to 2009. During the first quarter, we saw early evidence of this in certain of our strategies. For example, our Global Equity and Fixed Income strategies experienced meaningful increases in Request for Proposal (“RFP”) activity compared to 2009 average levels. For our International Equity strategies, first quarter 2010 RFP activity was consistent with 2009 average levels.

Financial Indicators
Management reviews certain financial ratios to monitor progress with internal forecasts, understand the underlying business and compare our firm with others in the financial services industry. The effective fee rate represents the amount of investment management fees we earn divided by the average dollar value of client assets we manage. We use this information to evaluate the contribution to revenue of our products. Operating and EBITDA margins are important indicators of our profitability and the efficiency of our business model. (See the “Adjusted Performance Measures” section of this MD&A for a discussion of financial indicators not prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”).) Other ratios shown in the “Key Performance Indicators” table above allow us to review expenses in comparison with our revenues.
Our effective fee rate for the three months ended March 31, 2010, increased over the corresponding period in 2009, due primarily to a greater proportion of our average AuM being within our proprietary and institutional commingled fund vehicles, both of which have higher average fee rates than our overall blended rate. The proportion of our proprietary fund assets increased to approximately 44% of average AuM in the three months ended March 31, 2010, from approximately 43% in the three months ended March 31, 2009. Our commingled funds increased to approximately 16% of average AuM in the three months ended March 31, 2010, from approximately 15% of average AuM in the three months ended March 31, 2009.
Our Adjusted operating income and Adjusted EBITDA margins in the three months ended March 31, 2010, increased compared to the corresponding period last year, as revenue growth exceeded expense growth. Although the economic events in the latter part of 2008 severely impacted our business in 2009 and 2010, we continued to generate strong Adjusted operating income and Adjusted EBITDA margins, which we believe reflects the strength of our franchise and the variability of our expense base.
Adjusted Performance Measures
Certain of our financial indicators are not prepared in conformity with GAAP. These indicators are adjusted versions of balances in our consolidated financial statements. The adjustments are not in conformity with GAAP. We believe these adjustments are meaningful as they are more representative of our ongoing organizational structure. The adjustments primarily relate to certain expenses recorded in Employee compensation and benefits and the tax effect associated with those adjustments. For the three months ended March 31, 2010, we have excluded the amortization expense associated with one-time equity awards granted to employees at the time of the IPO, as these awards were one-time in nature. For the three months ended March 31, 2009, we have excluded the non-recurring compensation charges associated with the former compensation structure of our principals. In addition, we have adjusted Income taxes to reflect the appropriate effective tax rate for each period after taking into consideration these non-GAAP adjustments. We also present Adjusted net income attributable to Artio Global Investors per diluted share, which assumes the full exchange of our Principals’ non-controlling interests for Class A common stock at the beginning of each period presented. These adjustments are reflected in Adjusted operating income, Adjusted operating margin, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted compensation ratio, Adjusted net income attributable to Artio Global Investors and Adjusted diluted earnings per share.

The following table provides reconciliations of Employee compensation and benefits to Adjusted compensation, Operating income before income tax expense to Adjusted operating income, Net income attributable to Artio Global Investors to Adjusted EBITDA, and Net income attributable to Artio Global Investors to Adjusted net income attributable to Artio Global Investors.

	Three Months Ended
	March 31,
(in millions)	2010	2009
Employee compensation and benefits	$25	$45
Less compensation adjustments:
Allocation of Class B profits interests	—	10
Change in redemption value of Class B profits interests	—	18
Amortization expense of IPO-related RSU grants	3	—

Total compensation adjustments	3	28

Adjusted compensation	$22	$17

Operating income before income tax expense	$46	$6
Add: total compensation adjustments	3	28

Adjusted operating income	$49	$34

Net income attributable to Artio Global Investors	$19	$3
Add: net income attributable to non-controlling interests	11	—
Add: income taxes	15	3
Less: non-operating (income) loss(a)	1	—
Add: depreciation and amortization(b)	1	1
Add: total compensation adjustments	3	28

Adjusted EBITDA	$50	$35

Net income attributable to Artio Global Investors	$19	$3
Add: net income attributable to non-controlling interests	11	—
Tax impact of adjustments	(6)	(12)
Add: total compensation adjustments	3	28

Adjusted net income attributable to Artio Global Investors	$27	$19

Weighted average diluted shares	45	42
Adjusted weighted average diluted shares(c)	60	60

(a)	Non-operating income (loss) represents primarily interest income and expense, including gains and losses on interest-bearing marketable securities.

(b)	Excludes amortization expense associated with one-time equity awards granted at the time of the IPO, as such expense is included in total compensation adjustments.

(c)	Adjusted weighted average diluted shares assumes Investors ownership structure following the IPO was in effect at the beginning of each period and that the Principals have exchanged all of their New Class A Units for Class A common stock.
Assets under Management (“AuM”)
Changes to our AuM, the distribution of our AuM among our investment products and investment strategies, and the effective fee rates on our products, all affect our operating results from one period to another.
The amount and composition of our AuM are, and will continue to be, influenced by a variety of factors including, among other things:
•	investment performance, including fluctuations in both the financial markets and foreign currency exchange rates and our investment decisions;

•	client cash flows into and out of our investment products;

•	the mix of AuM among our various strategies; and

•	our introduction or closure of investment strategies and products.
Our five core investment strategies are:
•	International Equity;
•	Global Equity;
•	U.S. Equity;
•	High Grade Fixed Income; and
•	High Yield.
Investors are able to invest in our strategies through the investment vehicles set forth in the following table.
The following table sets forth a summary of our AuM by investment vehicle type as of March 31, 2010 and 2009.

	As of March 31,		As a % of AuM as of March 31,
(in millions, except percentages)	2010	2009	2010	2009
Proprietary Funds(a)
A shares	$7,851	$5,309
I shares(b)	16,900	11,058

Total	24,751	16,367	43.9%	42.0%
Institutional commingled funds	9,256	5,943	16.4	15.3
Separate accounts	17,786	12,757	31.5	32.8
Sub-advisory accounts	4,624	3,874	8.2	9.9

Ending AuM	$56,417	$38,941	100.0%	100.0%

(a)	Proprietary Funds include both SEC-registered funds and private offshore funds. SEC-registered mutual funds within our proprietary funds are: Artio International Equity Fund; Artio International Equity Fund II; Artio Total Return Bond Fund; Artio Global High Income Fund; Artio Global Equity Fund Inc.; Artio U.S. Microcap Fund; Artio U.S. Midcap Fund; Artio U.S. Multicap Fund; and Artio U.S. Smallcap Fund.

(b)	Amounts invested in private offshore funds are categorized as “I” shares.
The different fee structures associated with each type of investment vehicle make the composition of our AuM an important determinant of the investment management fees we earn. We typically earn higher effective investment management fee rates from our proprietary funds and institutional commingled funds as compared to our separate and sub-advised accounts. As of March 31, 2010, the amount of AuM related to proprietary and institutional commingled funds as a percentage of total AuM increased due to positive net client cash flows, while the proportion of separate accounts and sub-advised accounts to total AuM decreased due to net client cash outflows.

The following table sets forth the changes in AuM by investment vehicle type.

	Three Months Ended March 31,
(in millions, except percentages)	2010	2009	% Change
Proprietary Funds:
Beginning AuM	$24,482	$19,466	26%
Gross client cash inflows	2,021	1,908	6
Gross client cash outflows	(1,995)	(1,970)	(1)

Net client cash flows	26	(62)	142
Transfers between investment vehicles	—	—	—

Total client cash flows	26	(62)	142
Market appreciation (depreciation)	243	(3,037)	108

Ending AuM	24,751	16,367	51

Institutional Commingled Funds:
Beginning AuM	9,198	7,056	30
Gross client cash inflows	302	270	12
Gross client cash outflows	(262)	(302)	13

Net client cash flows	40	(32)	225
Transfers between investment vehicles	—	(4)	100

Total client cash flows	40	(36)	211
Market appreciation (depreciation)	18	(1,077)	102

Ending AuM	9,256	5,943	56

Separate Accounts:
Beginning AuM	17,854	14,342	24
Gross client cash inflows	418	563	(26)
Gross client cash outflows	(567)	(273)	(108)

Net client cash flows	(149)	290	(151)
Transfers between investment vehicles	—	4	(100)

Total client cash flows	(149)	294	(151)
Market appreciation (depreciation)	81	(1,879)	104

Ending AuM	17,786	12,757	39

Sub-advisory Accounts:
Beginning AuM	4,459	4,336	3
Gross client cash inflows	313	204	53
Gross client cash outflows	(135)	(178)	24

Net client cash flows	178	26	584
Transfers between investment vehicles	—	—	—

Total client cash flows	178	26	584
Market appreciation (depreciation)	(13)	(488)	97

Ending AuM	4,624	3,874	19

Legacy Activities:
Beginning AuM	—	4	(100)
Gross client cash inflows	—	—	—
Gross client cash outflows	—	—	—

Net client cash flows	—	—	—
Transfers between investment vehicles	—	—	—

Total client cash flows	—	—	—
Market appreciation (depreciation)	—	(4)	100

Ending AuM	—	—	—

	Three Months Ended March 31,
(in millions, except percentages)	2010	2009	% Change
Total AuM:
Beginning AuM	55,993	45,204	24
Gross client cash inflows	3,054	2,945	4
Gross client cash outflows	(2,959)	(2,723)	(9)

Net client cash flows	95	222	(57)
Transfers between investment vehicles	—	—	—

Total client cash flows	95	222	(57)
Market appreciation (depreciation)	329	(6,485)	105

Ending AuM	56,417	38,941	45

Total AuM (excluding legacy activities):
Beginning AuM	55,993	45,200	24
Gross client cash inflows	3,054	2,945	4
Gross client cash outflows	(2,959)	(2,723)	(9)

Net client cash flows	95	222	(57)
Transfers between investment vehicles	—	—	—

Total client cash flows	95	222	(57)
Market appreciation (depreciation)	329	(6,481)	105

Ending AuM	$56,417	$38,941	45

Net client cash flows across all investment vehicles decreased $0.1 billion during the three months ended March 31, 2010, compared to the corresponding period in 2009, mainly as a result of $0.7 billion decrease in net client cash flows into our International Equity II strategy, as the three months ended March 31, 2010, had net client cash outflows compared to net client cash inflows during the corresponding period in 2009, a $0.3 billion increase in net client cash outflows from our International Equity I strategy and a $0.3 billion decrease in net client cash flows into our High Grade Fixed Income strategy, as the three months ended March 31, 2010, had net client cash outflows compared to net client cash inflows during the corresponding period in 2009. These decreases were partially offset by a $0.7 billion increase in net client cash inflows to our High Yield strategy and a $0.4 billion increase in net client cash flows into our Global Equity strategy, as the three months ended March 31, 2010, had net client cash inflows compared to net client cash outflows during the corresponding period in 2009.
Market appreciation for the three months ended March 31, 2010, compared to market depreciation for the three months ended March 31, 2009, was primarily attributable to the following strategies:

	Three Months Ended March 31,
(in millions, except percentages)	2010	2009	% Change
Market appreciation (depreciation) (excluding legacy activities):
International Equity I	$60	$(3,485)	102%
International Equity II	(12)	(2,968)	100
Other strategies	281	(28)	1,104

Total market appreciation (depreciation)	$329	$(6,481)	105

The MSCI AC World ex USA Index increased 1.6% during the three months ended March 31, 2010, and declined by 10.7% during the three months ended March 31, 2009. In the three months ended March 31, 2010, the gross performances of our International Equity I strategy trailed the index by 1.0%, while our International Equity II strategy trailed the index by 1.5%.
Proprietary Funds
Net client cash flows related to proprietary funds increased $0.1 billion during the three months ended March 31, 2010, compared to the corresponding period in 2009, mainly as a result of a $0.4 billion increase in net client cash inflows to our Global High Income Fund and a $0.1 billion decrease in net client cash outflows from our International Equity I Fund, partially offset by a $0.4 billion decrease in net client cash flows into our International

Equity II Fund, as the three months ended March 31, 2010, had net client cash outflows compared to net client cash inflows during the corresponding period in 2009.
Institutional Commingled Funds
Net client cash flows related to institutional commingled funds increased $0.1 billion during the three months ended March 31, 2010, compared to the corresponding period in 2009, mainly as a result of a $0.1 billion increase in net client cash inflows to our Global Equity vehicles.
Separate Accounts
Net client cash flows related to separate accounts decreased $0.4 billion during the three months ended March 31, 2010, compared to the corresponding period in 2009, mainly as a result of a $0.3 billion decrease in net client cash flows into our International Equity I strategies, as the three months ended March 31, 2010, had net client cash outflows compared to net client cash inflows during the corresponding period in 2009, a $0.3 billion decrease in net client cash flows into our International Equity II strategies, as the three months ended March 31, 2010, had net client cash outflows compared to net client cash inflows during the corresponding period in 2009, and a $0.3 billion decrease in net client cash flows into our High Grade Fixed Income strategy, as the three months ended March 31, 2010, had net client cash outflows compared to net client cash inflows during the corresponding period in 2009. These decreases were partially offset by a $0.3 billion increase net client cash flows into our Global Equity strategy, as the three months ended March 31, 2010, had net client cash inflows compared to net client cash outflows during the corresponding period in 2009, and a $0.1 billion increase in net client cash flows into the Global High Income strategy, as there were no net client cash flows in the corresponding period in 2009.
Sub-advisory Accounts
Net client cash flows related to sub-advised accounts increased $0.2 billion during the three months ended March 31, 2010, compared to the corresponding period in 2009, mainly as a result of a $0.2 billion increase in net client cash inflows to our High Yield strategy.
Revenues and Other Operating Income
Our revenues are driven by investment management fees earned from managing clients’ assets. Investment management fees fluctuate based on the total value of AuM, composition of AuM among our investment vehicles and among our investment strategies, changes in the investment management fee rates on our products and, for the few accounts on which we are eligible to earn performance based fees, the investment performance of those accounts. Performance fees may be subject to clawback provisions as a result of performance declines. If such declines occur, the performance fee clawback provisions are recognized when the amount is probable and estimable. (See also the “Assets under Management” section of this MD&A.)
The following table sets forth average AuM, the effective fee rate and Total revenues and other operating income.

	Three Months Ended March 31,
(in thousands, except for Average AuM, effective fee rate and percentages)	2010	2009	% Change
Average AuM (in millions)	$54,711	$40,711	34%

Effective fee rate (basis points)	63.2	62.6	0.6	bp

Investment management fees	$85,286.5	$62,815.8	36%
Net gains (losses) on securities held for deferred compensation	321.4	(273.3)	218
Foreign currency gains (losses)	23.2	(15.6)	249

Total revenues and other operating income	$85,631.1	$62,526.9	37

Total revenues and other operating income increased by $23.1 million for the three months ended March 31, 2010, compared to the corresponding period in 2009, due primarily to a 34% increase in average AuM and net gains on securities held for deferred compensation in the first quarter of 2010 compared to net losses on securities held for deferred compensation in the first quarter 2009. The increase in average AuM related to the recovery of equity markets since the end of the first quarter of 2009. The increase of the effective fee rate is primarily the result of a higher proportion of average AuM in proprietary and commingled funds, our highest margin vehicles.
Performance fees as a percentage of Total revenues and other operating income approximated 0.1% for the three months ended March 31, 2009. There were no performance fees for the three months ended March 31, 2010.
Operating Expenses

	Three Months Ended March 31,
(in thousands, except percentages)	2010	2009	% Change
Total employee compensation and benefits	$25,168.7	$45,281.1	*	%
Shareholder servicing and marketing	4,548.3	3,069.4	48
General and administrative	10,285.3	8,173.4	26

Total operating expenses	$40,002.3	$56,523.9	*

*	Calculation not meaningful, due to the impact of the reorganization transactions at the time of the IPO.
Operating expenses decreased by $16.5 million for the three months ended March 31, 2010, compared to the corresponding period in 2009, mainly due to changes in the nature of the Principals’ economic interests after the IPO.
Employee Compensation and Benefits
The following table sets forth Employee compensation and benefits expenses.

	Three Months Ended March 31,
(in thousands, except percentages)	2010	2009	% Change
Salaries, incentive compensation and benefits	$25,168.7	$16,939.9	49%
Allocation of Class B profits interests(a)	—	10,215.2	*
Change in redemption value of Class B profits interests(a)	—	18,126.0	*

Total employee compensation and benefits	$25,168.7	$45,281.1	*

*	Calculation not meaningful, due to the impact of the reorganization transactions at the time of the IPO.

(a)	At the time of the IPO (see the “Initial Public Offering and Changes in Principals’ Interests” section of this MD&A), the Class B profits interests were exchanged for New Class A Units that are reflected as equity subsequent to the IPO.
Total employee compensation and benefits decreased $20.1 million for the three months ended March 31, 2010, compared to the corresponding period in 2009, due primarily to changes in the nature of the Principals’ economic interests after the IPO, partially offset by an increase in incentive compensation accruals and the amortization of share-based compensation expense for the three months ended March 31, 2010.
Shareholder Servicing and Marketing
Shareholder servicing and marketing expenses increased $1.5 million to $4.5 million for the three months ended March 31, 2010, compared to the corresponding period in 2009, due primarily to the increase in the average market value of proprietary fund AuM increasing shareholder servicing costs.

General and Administrative
General and administrative expenses increased $2.1 million to $10.3 million for the three months ended March 31, 2010, compared to the corresponding period in 2009, due primarily to an increase in business-related activities and costs associated with our status as a public company, partially offset by the cessation of licensing fee payments, which ended upon the IPO.
Non-operating Income (Loss)
Non-operating income (loss) primarily results from interest income earned on invested funds and interest expense incurred on borrowings under our term credit facility. The following table sets forth Non-operating income (loss).

	Three Months Ended March 31,
(in thousands, except percentages)	2010	2009	% Change
Total non-operating income (loss)	$(660.6)	$(81.0)	(716)%

Total non-operating loss increased for the three months ended March 31, 2010, compared to the corresponding period in 2009, primarily due to interest expense related to our $60.0 million borrowing under our term credit facility.
Income Taxes
Investors is organized as a Delaware corporation, and therefore is subject to U.S. Federal, state and local income taxes. As a member of Holdings, Investors incurs U.S. Federal, state and local income taxes on its allocable share of income of Holdings, including its wholly owned operating company, Investment Adviser.
Our effective tax rates were 32.8% for the three months ended March 31, 2010, and 48.6% for the three months ended March 31, 2009.
Since the IPO, our effective tax rate has been lower, due to the accounting for the Principals’ membership interests in Holdings (approximately 26%) as non-controlling interests (accounted for as compensation expense prior to the IPO), while for tax purposes, their membership interests are treated as partnership income. Accordingly, we do not account for the U.S. Federal and state income taxes on the Principals’ membership interest.
As the Principals exchange their membership interests (represented by New Class A Units) for Class A common stock, Investors’ ownership in Holdings will increase, as will our tax liability. If the Principals exchanged all of their New Class A Units for shares of Class A common stock, our current effective tax rate would have been approximately 43%.

Liquidity and Capital Resources
Working Capital
Below is a table showing our liquid assets.

	As of March 31,	As of December 31,
(in thousands, except percentages)	2010	2009	% Change
Cash	$74,771.2	$60,841.7	23%
Fees receivable and accrued fees, net of allowance for doubtful accounts	55,064.5	56,911.1	(3)

Total liquid assets	$129,835.7	$117,752.8	10

Prior to the IPO, we declared a dividend and capital distribution payable to GAM, of which $40.1 million remains payable by September 29, 2010.
Our working capital requirements historically have been met through operating cash flows. In the future we may rely on both our operating cash flows and borrowing facilities to meet our working capital requirements. We believe our current working capital and $50.0 million revolving credit facility are sufficient to meet our current obligations.
Debt
In September 2009, Holdings entered into a $110.0 million credit facility consisting of a $60.0 million three-year term credit facility and a $50.0 million three-year revolving credit facility. In October 2009, we borrowed $60.0 million under the term credit facility.
The credit facility agreement also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends and fundamental corporate changes. As of March 31, 2010, our consolidated leverage ratio was 0.5:1 and our consolidated interest coverage ratio was 103:1, each in compliance with our debt covenants.
Cash Flows
The following table sets forth our cash flows for the first three months of 2010 and 2009.

	Three Months Ended March 31,
(in thousands, except percentages)	2010	2009	% Change
Cash flow data:
Net cash provided by (used in) operating activities	$17,864.5	$(18,565.8)	196%
Net cash provided by (used in) investing activities	(352.8)	42,220.4	(101)
Net cash used in financing activities	(3,605.4)	(14,000.0)	74
Effect of exchange rate changes on cash	23.2	(15.6)	249

Net increase in cash and cash equivalents	$13,929.5	$9,639.0	45

Net cash provided by operating activities was $17.9 million for the three months ended March 31, 2010, compared to Net cash used in operating activities of $18.6 million in the corresponding period in 2009, primarily reflecting higher revenues in the first quarter of 2010 and payments made to the Principals under the Class B profits interests agreement in the first quarter of 2009.
Net cash used by investing activities was $0.4 million in the three months ended March 31, 2010, compared to Net cash provided by investing activities of $42.2 million in the corresponding period in 2009, primarily reflecting the sales of marketable securities in the first quarter of 2009. We liquidated our holdings of investment securities to fund distributions to GAM and the Principals.

Net cash used by financing activities decreased $10.4 million in the three months ended March 31, 2010, compared to the corresponding period in 2009, primarily reflecting lower dividend payments in 2010.
On April 26, 2010, the Board of Directors declared a dividend of $0.06 per share to be paid on May 26, 2010, to holders of record of our Class A and Class C common stock at the close of business on May 12, 2010. To provide funding for the dividend payable to the holders of record of our Class A and Class C common stock, a distribution by Holdings of $0.06 per New Class A Unit (see the “Initial Public Offering and Changes in Principals’ Interests” section of this MD&A) will be paid to all members of Holdings, including the Principals.
Holdings is required to make distributions to the Principals for estimated tax payments.
Deferred Taxes
The majority of our deferred tax benefits is recoverable over a 15-year period and will depend on our ability to generate sufficient taxable income. Based on an analysis of our deferred tax assets, as of March 31, 2010, there will be sufficient annual taxable income to realize these deferred tax assets. In addition, as we have historically generated taxable income, we believe that it is more likely than not that the deferred tax asset will be recovered and, therefore, no valuation allowance is necessary.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2010, or as of December 31, 2009.
New Accounting Standards
Recently Adopted Accounting Pronouncements
In February 2010, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update which defers the effective date of ASC 810.10, Amendments to FASB Interpretation No. 46(R), for companies, such as us, that have interests in certain investment entities. ASC 810.10 gives additional guidance on determining whether an entity is a variable interest entity and requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity.
In January 2010, the FASB issued an Accounting Standards Update to ASC 820.10, Fair Value Measurements and Disclosures (FAS 157), to improve disclosures about fair value measurements.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
We have made statements in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Report on Form 10-Q that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions, may include projections of our future financial performance, our anticipated growth strategies, descriptions of new business initiatives and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements.
Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. We are under no duty to update any of these forward-looking statements after the date of this Report on Form 10-Q to conform our prior statements to actual results or revised expectations.

Our 2009 Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 5, 2010 (“Form 10-K”), pursuant to the provisions of the Securities Act of 1933, as amended (the “Act”), listed various important factors that could cause actual results to differ materially from projected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You can find them in our 2009 Report on Form 10-K under the heading “Risk Factors.” We incorporate that section of the Form 10-K in this filing and readers of this Report on Form 10-Q should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Market Risk
Revenues and Other Operating Income
Our exposure to market risk is directly related to the value of the proprietary funds, institutional commingled funds, separate accounts and sub-advised accounts we manage. Substantially all of our revenue is derived from investment advisory agreements with these funds and accounts. Under these agreements, the fees we receive are based on the fair value of the assets under management (“AuM”) and our fee rates. Accordingly, our revenue and income may decline as a result of:
•	the value of AuM decreasing;

•	our clients withdrawing funds; or

•	a shift in product mix to lower margin products.
The fair value of AuM was $56.4 billion as of March 31, 2010. Assuming a 10% increase or decrease in the value of the AuM and the change being proportionally distributed over all our products, the fair value would increase or decrease by $5.6 billion, which would cause an annualized increase or decrease in Total revenues and other operating income of approximately $35.7 million at our current effective fee rate.
We have not adopted a corporate-level risk management policy regarding client assets, nor have we historically attempted to hedge revenue risks that would arise from fluctuations in the fair value of separate client portfolios or our overall AuM.
Marketable Securities
We are subject to market risk from a decline in the price of marketable securities that we own to manage our investable cash and fund future deferred compensation liabilities. As of March 31, 2010, the securities we own to fund future deferred compensation liabilities consisted of Artio Global Funds. The fair value of these securities was $8.2 million as of March 31, 2010. Management regularly monitors the value of these investments; however, given their nature and relative size, we have not adopted a specific risk management policy to manage the associated market risk. Assuming a 10% increase or decrease in the values of these marketable securities, the fair value would increase or decrease by $0.8 million as of March 31, 2010. Gains or losses on marketable securities that we own to manage future deferred compensation liabilities correlate with related adjustments to compensation expense over the service period of the deferred compensation.
The marketable securities held as of March 31, 2010, were denominated in U.S. dollars. The securities held in relation to the deferred compensation plan include Artio Global Funds whose underlying assets are primarily non-dollar denominated. The effect of a 10% change in exchange rates on such securities would not have a significant effect on the financial statements.
Exchange Rate Risk
A substantial portion of the accounts that we advise, or sub-advise, hold investments that are denominated in currencies other than the U.S. dollar. These client portfolios may hold currency forwards or other derivative instruments. The fair value of these investments and instruments may be affected by movements in the rate of exchange between the U.S. dollar and the underlying foreign currency. Such movements in exchange rates affect the fair value of assets held in accounts we manage, thereby affecting the amount of revenue we earn. The fair value of the assets we manage was $56.4 billion as of March 31, 2010. The fair value of the AuM would decrease, with an increase in the value of the U.S. dollar, or increase, with a decrease in the value of the U.S. dollar. A 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of the AuM by $4.4 billion, which would cause an annualized increase or decrease in Total revenues and other operating income of $27.8 million. As of March 31, 2010, approximately 78% of our AuM was in currencies other than the U.S. dollar.
Interest Rate Risk
Certain of the accounts we advise or sub-advise own fixed income securities. Further, from time to time, we may invest our excess cash balances in short-term U.S. government fixed income securities. Interest rate changes affect the fair value of such investments or the revenue we earn from them.
Assuming a 100 basis point increase or decrease in interest rates, we estimate that the value of the fixed income securities we manage or sub-advise would change by approximately $351.4 million. The impact of such change would not have a material impact on our revenues or net income.
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
Item 1A. Risk Factors.
Our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2010 (“Form 10-K”), contains a section entitled “Risk Factors.” We incorporate that section of the Form 10-K in this filing and readers should refer to it.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.

Item 4. (Removed and Reserved).
Item 5. Other Information.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on May 6, 2010.

Artio Global Investors Inc.
By:	/s/ Francis Harte
	Name:	Francis Harte
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)