Form 10-Q
period 2010-06-30
Artio Global Investors Inc.
filed 2010-08-03
CIK 1419178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 1-34457
Artio Global Investors Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-6174048 (I.R.S. Employer Identification No.)

330 Madison Ave.
New York, NY	10017
(Address of principal executive offices)	(Zip Code)
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of July 31, 2010, there were 58,897,519 shares outstanding of the registrant’s Class A common stock, par value $0.001 per share, and Class C common stock, par value $0.01 per share.

Artio Global Investors Inc.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Consolidated Statements of Financial Position
(Unaudited)

	As of
(in thousands, except for share amounts)	June 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$91,766	$60,842
Marketable securities, at fair value	8,038	7,910
Fees receivable and accrued fees, net of allowance for doubtful accounts	54,229	56,911
Deferred taxes	205,637	46,316
Income taxes receivable	12,764	10,983
Property and equipment, net	7,139	7,635
Other assets	5,115	5,357

Total assets	$384,688	$195,954

LIABILITIES AND EQUITY
Debt	$60,000	$60,000
Accrued compensation and benefits	20,113	31,478
Accounts payable and accrued expenses	9,791	9,093
Accrued income taxes payable	9,479	13,017
Due to GAM Holding Ltd.	40,100	40,100
Due under tax receivable agreement	167,406	33,655
Other liabilities	3,860	4,630

Total liabilities	310,749	191,973

Commitments and contingencies (Note 11)

Class A common stock (500,000,000 shares authorized, 2010 — 42,141,675 shares issued and outstanding; 2009 — 27,658,799 shares issued and outstanding)	42	28
Class B common stock (50,000,000 shares authorized, 2010 — 1,200,000 shares issued and outstanding; 2009 — 15,600,000 shares issued and outstanding)	1	15
Class C common stock (210,000,000 shares authorized, 2010 and 2009 — 16,755,844 shares issued and outstanding)	168	168
Additional paid-in capital	621,299	586,956
Accumulated deficit	(548,064)	(580,275)

Total stockholders’ equity	73,446	6,892
Non-controlling interests	493	(2,911)

Total equity	73,939	3,981

Total liabilities and equity	$384,688	$195,954

See accompanying notes to unaudited consolidated financial statements.

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,
(in thousands, except per share information)	2010	2009
Revenues and other operating income:
Investment management fees	$83,841	$69,760
Net gains (losses) on securities held for deferred compensation	(461)	985
Foreign currency gains (losses)	(45)	48

Total revenues and other operating income	83,335	70,793

Expenses:
Employee compensation and benefits:
Salaries, incentive compensation and benefits	24,647	17,977
Allocation of Class B profits interests	—	11,257
Change in redemption value of Class B profits interests	—	17,412

Employee compensation and benefits	24,647	46,646
Shareholder servicing and marketing	5,598	4,139
General and administrative	10,445	9,404

Total expenses	40,690	60,189

Operating income before income tax expense	42,645	10,604
Non-operating income (loss):
Interest income	—	97
Interest expense	(659)	(12)
Net gains (losses) on marketable securities	(1)	(337)
Other income	12	—

Total non-operating loss	(648)	(252)

Income before income tax expense	41,997	10,352
Income taxes	15,892	4,997

Net income	26,105	5,355
Net income attributable to non-controlling interests	7,150	—

Net income attributable to Artio Global Investors	$18,955	$5,355

Per share information:
Basic net income attributable to Artio Global Investors	$0.38	$0.13

Diluted net income attributable to Artio Global Investors	$0.38	$0.13

Weighted average shares used to calculate per share information:
Basic	49,425	42,000

Diluted	60,323	42,000

Dividends per basic share declared	$0.06	$—

See accompanying notes to unaudited consolidated financial statements.

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Six Months Ended June 30,
(in thousands, except per share information)	2010	2009
Revenues and other operating income:
Investment management fees	$169,128	$132,576
Net gains (losses) on securities held for deferred compensation	(140)	712
Foreign currency gains (losses)	(22)	32

Total revenues and other operating income	168,966	133,320

Expenses:
Employee compensation and benefits:
Salaries, incentive compensation and benefits	49,816	34,917
Allocation of Class B profits interests	—	21,472
Change in redemption value of Class B profits interests	—	35,538

Employee compensation and benefits	49,816	91,927
Shareholder servicing and marketing	10,146	7,208
General and administrative	20,730	17,578

Total expenses	80,692	116,713

Operating income before income tax expense	88,274	16,607
Non-operating income (loss):
Interest income	1	214
Interest expense	(1,320)	(12)
Net gains (losses) on marketable securities	(2)	(535)
Other income	12	—

Total non-operating loss	(1,309)	(333)

Income before income tax expense	86,965	16,274
Income taxes	30,659	7,874

Net income	56,306	8,400
Net income attributable to non-controlling interests	18,483	—

Net income attributable to Artio Global Investors	$37,823	$8,400

Per share information:
Basic net income attributable to Artio Global Investors	$0.81	$0.20

Diluted net income attributable to Artio Global Investors	$0.80	$0.20

Weighted average shares used to calculate per share information:
Basic	46,956	42,000

Diluted	47,152	42,000

Dividends per basic share declared	$0.12	$0.33

See accompanying notes to unaudited consolidated financial statements.

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
(Unaudited)

	Class A	Class B	Class C
	Common Stock	Common Stock	Common Stock	Additional	Retained		Non-
(in thousands, except per	(par value	(par value	(par value	Paid-in	Earnings	Stockholders’	controlling
share information)	$0.001)	$0.001)	$0.01)	Capital	(Deficit)	Equity	Interests	Total Equity
Balance as of January 1, 2009	$—	$—	$420	$17,930	$14,895	$33,245	$—	$33,245
Net income	—	—	—	—	8,400	8,400	—	8,400
Distribution to GAM Holding Ltd. of $0.33 per share	—	—	—	—	(14,000)	(14,000)	—	(14,000)

Balance as of June 30, 2009	$—	$—	$420	$17,930	$9,295	$27,645	$—	$27,645

Balance as of January 1, 2010	$28	$15	$168	$586,956	$(580,275)	$6,892	$(2,911)	$3,981
Net income	—	—	—	—	37,823	37,823	18,483	56,306
Holdings units exchanged for Class A common stock and cancelation of Class B common stock (see Note 2)	14	(14)	—	3,253	—	3,253	(3,253)	—
Net benefit from step-up in tax basis (see Note 8)	—	—	—	24,181	—	24,181	—	24,181
Shares issued to the public (see Note 3)	4	—	—	69,286	—	69,290	—	69,290
Stock repurchases (see Note 3)	(4)	—	—	(69,286)	—	(69,290)	—	(69,290)
Share-based payments:
Amortization	—	—	—	6,697	—	6,697	—	6,697
Forfeitures	—	—	—	(61)	—	(61)	—	(61)
RSU dividend equivalents	—	—	—	273	(273)	—	—	—
Distribution to non-controlling interests	—	—	—	—	—	—	(11,826)	(11,826)
Dividends of $0.12 per share	—	—	—	—	(5,339)	(5,339)	—	(5,339)

Balance as of June 30, 2010	$42	$1	$168	$621,299	$(548,064)	$73,446	$493	$73,939

See accompanying notes to unaudited consolidated financial statements.

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2010	2009
Cash flows from operating activities:
Net income	$56,306	$8,400
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,367	1,278
Deferred compensation and share-based compensation	6,636	37,118
Deferred income taxes	(1,389)	(14,633)
Interest accrued on marketable securities and accretion and amortization of discount and premium	—	187
(Gains)/losses on marketable securities and securities held for deferred compensation	142	(177)
Changes in assets and liabilities:
Fees receivable and accrued fees, net of allowance for doubtful accounts	2,682	8,490
Due to/from GAM Holding Ltd.	—	(340)
Income taxes receivable	(1,781)	—
Other assets	242	984
Accrued compensation and benefits	(11,365)	(41,790)
Accounts payable and accrued expenses	720	(818)
Accrued income taxes payable	(3,538)	(1,239)
Other liabilities	(770)	(694)

Net cash provided by (used in) operating activities	49,252	(3,234)

Cash flows from investing activities:
Purchase of marketable securities and securities held for deferred compensation	(3,908)	(2,529)
Proceeds from sales or maturities of marketable securities and securities held for deferred compensation	3,638	45,227
Purchase of fixed assets	(871)	(735)

Net cash provided by (used in) investing activities	(1,141)	41,963

Cash flows from financing activities:
Proceeds from secondary offering	69,290	—
Repurchase and retirement of Class A common stock	(69,290)	—
Distributions paid to non-controlling interests	(11,826)	—
Dividends paid	(5,339)	(14,000)

Net cash used by financing activities	(17,165)	(14,000)

Effect of exchange rates on cash	(22)	32

Net increase in cash and cash equivalents	30,924	24,761
Cash and cash equivalents:
Beginning of period	60,842	86,563

End of period	$91,766	$111,324

Cash paid during period for:
Income taxes, net of refunds	$37,624	$23,285
Interest expense	986	12
Supplementary information:
Non-cash transactions:
Deferred taxes from step-up in tax basis	161,173	—
Exchange of New Class A Units for shares of Class A common stock	3,253	—

See accompanying notes to unaudited consolidated financial statements.

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Background and Basis of Presentation
Artio Global Investors Inc. (“Investors” or the “Company”) and subsidiaries (collectively, “we,” “us” or “our”) comprises Investors and its three subsidiaries, Artio Global Holdings LLC (“Holdings”), an intermediate holding company, Artio Global Management LLC (“Investment Adviser”), a registered investment adviser under the Investment Advisers Act of 1940, and Artio Global Institutional Services LLC (formerly known as Artio Capital Management LLC). As of June 30, 2010, Holdings was approximately 98% owned by Investors, 1% owned by Richard Pell, our Chairman, Chief Executive Officer and Chief Investment Officer (“Pell”), and 1% owned by Rudolph-Riad Younes, our Head of International Equity (“Younes,” together with Pell, the “Principals”). (See Note 2. Initial Public Offering, Changes in Principals’ Interests, and Exchange of New Class A Units: Exchange of New Class A Units.) The Principals’ interests are reflected in the consolidated financial statements as non-controlling interests. Investment Adviser and Artio Global Institutional Services LLC are wholly owned subsidiaries of Holdings.
Investment Adviser is our primary operating entity and provides investment management services to institutional and mutual fund clients. It manages and advises the Artio Global Funds (the “Funds”), which are U.S. registered investment companies; commingled institutional investment vehicles; separate accounts; and sub-advisory accounts. Our assets under management (“AuM”) are invested primarily outside of the U.S. and our clients are primarily U.S.-based.
Our revenues are based primarily on the U.S. dollar value of the investment assets we manage for clients. AuM may vary as a result of the market performance of the investments and client cash flows into or out of the investments. A majority of AuM are invested in assets denominated in currencies other than the U.S. dollar. As a result, the U.S. dollar value of AuM fluctuates with changes in foreign currency exchange rates. Our revenues fluctuate with changes in AuM.
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
In accordance with Securities and Exchange Commission’s Staff Accounting Bulletin Topic 4:C, the Consolidated Statements of Changes in Equity give retroactive effect to a 10,500:1 stock split that was effected as of August 28, 2009.
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
As part of the preparation of the interim consolidated financial statements, we performed an evaluation of subsequent events occurring after the Consolidated Statement of Financial Position date of June 30, 2010, through to the date the interim consolidated financial statements were issued.
These statements should be read in conjunction with our consolidated financial statements and related notes as of December 31, 2009, and for the three years then ended, included in our 2009 Annual Report on Form 10-K.
Note 2. Initial Public Offering, Changes in the Principals’ Interests and Exchange of New Class A Units
2009 Initial Public Offering and Changes in the Principals’ Interests
Prior to the completion of our initial public offering (“IPO”) on September 29, 2009, Investors was a wholly owned subsidiary of GAM Holding Ltd. (formerly known as Julius Baer Holding Ltd.), a Swiss corporation (“GAM”).

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Before the IPO, each Principal had a 15% Class B profits interest in Investment Adviser, which was accounted for as compensation. Immediately prior to the IPO, each Principal exchanged his Class B profits interest for a 15% non-voting Class A membership interest in Holdings (“New Class A Units”), resulting in the compensation liability being reclassified as equity. Each Principal also purchased, at par value, nine million shares of voting, non-participating, Investors’ Class B common stock. In addition, the Principals entered into a tax receivable agreement with the Company. The Principals’ New Class A Units are accounted for by us as non-controlling interests.
Exchange of New Class A Units
Concurrent with the IPO, we entered into an exchange agreement with the Principals, which granted each Principal and certain permitted transferees the right to exchange his New Class A Units for shares of Investors’ Class A common stock, on a one-for-one basis, subject to certain restrictions.
Any exchange of New Class A Units is generally a taxable event for the exchanging Principal. As a result, under the exchange agreement, as amended, (the “exchange agreement”) each Principal is permitted to sell shares of Class A common stock in connection with any exchange up to an amount necessary to generate proceeds (after deducting discounts and commissions) sufficient to cover taxes payable, as defined in the exchange agreement, on such exchange.
In the second quarter of 2010, each Principal exchanged 7.2 million New Class A Units for 7.2 million restricted shares of Class A common stock in accordance with the terms of the exchange agreement. At the time of the exchange, an equivalent number of shares of Class B common stock were surrendered by the Principals and canceled.
To enable the Principals to sell shares of Class A common stock to cover their taxes payable, as defined in the exchange agreement, on the exchanges discussed above, on June 9, 2010, we completed a synthetic secondary offering (the “secondary offering”) of approximately 3.8 million shares of Class A common stock at $17.33 per share, before the underwriting discount, for net proceeds at the same price of $62.1 million. The net proceeds were used to purchase and retire approximately 1.9 million shares of Class A common stock from each Principal. On June 14, 2010, the underwriters exercised a portion of their option to purchase additional shares of Class A common stock at the secondary offering price, net of the underwriting discount, resulting in the issuance of approximately 0.4 million shares of Class A common stock. We used the proceeds to repurchase and retire approximately 0.2 million shares of Class A common stock from each of the Principals.
After the exchanges in the second quarter of 2010, each Principal continues to own 600,000 New Class A Units, representing 1% of the outstanding New Class A Units of Holdings. These are accounted for by us as non-controlling interests.
The table below sets forth the effect of the change in our ownership of Holdings as of June 30, 2010, after the exchange by the Principals of New Class A Units for shares of Class A common stock.

(in thousands)
Net income attributable to Artio Global Investors for the six months ended June 30, 2010	$37,823
Increase in Additional paid-in capital due to exchange by the Principals of New Class A Units for shares of Class A common stock	3,253

As of June 30, 2010	$41,076

As a result of the exchanges of New Class A Units, we increased the tax basis of Holdings’ assets. This resulted in a $161.2 million increase in deferred tax assets. (See Note 8. Income Taxes: Tax Receivable Agreement.)

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 3. Stockholders’ Equity
The table below sets forth the number of shares of Class A, Class B and Class C common stock issued and outstanding as of June 30, 2010.

	Class A	Class B	Class C
(in thousands)	Common Stock	Common Stock	Common Stock
As of December 31, 2009	27,659	15,600	16,756
Activity:
Exchange by the Principals(a)	14,400	(14,400)	—
Shares issued to the public(b)	4,209	—	—
Repurchase from the Principals(c)	(4,209)	—	—
Restricted stock units vested	75	—	—
Shares issued to the independent directors(d)	8	—	—

As of June 30, 2010	42,142	1,200	16,756

(a)	Represents the issuance of 7.2 million shares of Class A common stock during the second quarter of 2010 to each of the Principals upon exchange of an equivalent number of New Class A Units. Upon the exchange of New Class A Units for Class A common stock, corresponding shares of Class B common stock were canceled.

(b)	Represents the 4.2 million shares of Class A common stock that were issued to the public in connection with the secondary offering, including 0.4 million shares issued to the underwriters in connection with exercising a portion of their option to purchase additional shares of Class A common stock.

(c)	Represents the effect of the retirement of Class A common stock repurchased by us from the Principals with the net proceeds of the secondary offering and the shares issued pursuant to the underwriters exercising a portion of their option to purchase additional shares of Class A common stock.

(d)	Represents 8,376 shares of fully-vested Class A common stock (subject to transfer restrictions) that were awarded to our independent directors in the second quarter of 2010 as part of their annual compensation.
Note 4. Related Party Activities
Prior to the IPO, we engaged in transactions with GAM and other affiliates, as well as our mutual funds, in the ordinary course of business. Currently, we continue to engage in transactions with our mutual funds and with affiliates of GAM.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Funds investment management fees	$47,434	$39,706	$96,334	75,368
Sub-advisory investment management fees on GAM-sponsored funds	615	491	1,207	853

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Fees receivable related to investment management fees are included in Fees receivable and accrued fees, net of allowance for doubtful accounts in the Consolidated Statement of Financial Position as follows:

		As of
	As of	December 31,
(in thousands)	June 30, 2010	2009
Funds investment management fees	$17,831	$17,190
Sub-advisory investment management fees on GAM-sponsored funds	671	615

Other Related Party Transactions
Prior to the IPO, we had a licensing fee arrangement with GAM for the use of the Julius Baer name in our products and marketing strategies. These licensing fees were $0.8 million for the three months ended June 30, 2009, and $1.6 million for the six months ended June 30, 2009. This arrangement has been terminated.
Certain participants in the deferred compensation plan sponsored by Investors, for employees whose annual discretionary bonus award exceeds certain predefined amounts (the “Funded Plan”), direct a portion of their deferred bonuses to their choice of the Funds. Assets related to the Funded Plan are included in Marketable securities on the Consolidated Statement of Financial Position and realized and changes in unrealized gains (losses) on investments in the Funds are recorded in Net gains (losses) on securities held for deferred compensation on the Consolidated Statement of Operations (see Note 5. Marketable Securities, at Fair Value).
Investors manages, at no cost to the plans, the assets of the non-contributory qualified defined contribution retirement plan sponsored by Investors, which covers most employees.
In the second quarter of 2010, we completed the secondary offering, the net proceeds of which were used to purchase and retire shares of Class A common stock from each Principal. (See Note 2. Initial Public Offering, Changes in the Principals’ Interests and Exchange of New Class A Units: Exchange of New Class A Units.)
Note 5. Marketable Securities, at Fair Value
Marketable securities as of June 30, 2010, and December 31, 2009, consist of the following:

(in thousands)	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses
As of June 30, 2010:
Artio Global Funds	$8,022	$8,847	$—	$(825)
Other investments	16	10	6	—

Total	$8,038	$8,857	$6	$(825)

As of December 31, 2009:
Artio Global Funds	$7,892	$8,448	$—	$(556)
Other investments	18	10	8	—

Total	$7,910	$8,458	$8	$(556)

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

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Our marketable securities as of June 30, 2010, and December 31, 2009, are valued using prices as follows:

			Level 2	Level 3
			Other	Significant
		Level 1	Observable	Unobservable
(in thousands)	Total	Quoted Prices	Inputs	Inputs
As of June 30, 2010	$8,038	$8,022	$—	$16
As of December 31, 2009	7,910	7,892	—	18

The change in Level 3 securities is as follows:

	As of
(in thousands)	June 30, 2010	June 30, 2009
Beginning of period	$18	$15
Unrealized gains (losses)	(2)	—

End of period	$16	$15

Changes in unrealized gains (losses) and realized gains (losses) are recorded in Net gains (losses) on marketable securities and Net gains (losses) on securities held for deferred compensation on our Consolidated Statement of Operations, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
U.S. government and agency and other securities:
Change in unrealized losses	$(1)	$(337)	$(2)	$(535)

Net gains (losses) on marketable securities	$(1)	$(337)	$(2)	(535)

Artio Global Funds:
Change in unrealized gains (losses)	$(640)	$1,015	$(269)	$874
Realized gains (losses)	179	(30)	129	(162)

Net gains (losses) on securities held for deferred compensation	$(461)	$985	$(140)	$712

Investments in the Funds fluctuate in value based on overall market conditions, as well as factors specific to the Funds.
Note 6. Debt
In September 2009, Holdings entered into a $110 million credit facility consisting of a $60 million three-year term credit facility and a $50 million three-year revolving credit facility.
In October 2009, Holdings borrowed $60 million under the term credit facility. As of June 30, 2010, the interest rate was 3.30%, and reset to 3.52% in July 2010. The amortization schedule requires quarterly principal payments of 7.5% in both years two and three, beginning on December 31, 2010, with a final payment of 40% at maturity. There is no remaining capacity under the term credit facility.
The covenants in the credit facility agreement require compliance with certain financial ratios. As of June 30, 2010, Holdings was in compliance with all debt covenants.

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 7. Share-Based Payments
A summary of restricted stock unit (“RSU”) activity for the six months ended June 30, 2010, follows:

	Weighted-Average
	Grant Date Fair		RSU Dividend
	Value(a)	Number of RSUs	Equivalents
Outstanding as of January 1, 2010		2,146,758	—
Grants:
Unvested RSUs granted to certain officers and employees	$21.86	232,983	—
Dividend equivalents			13,205
Vested	26.25	(74,500)	—
Forfeitures:			—
Unvested RSUs granted to certain officers and employees	26.22	(15,185)	—
Dividend equivalents			(25)

Outstanding as of June 30, 2010		2,290,056	13,180

(a)	Weighted-average grant date fair value for grants is based on the closing price on the grant date.
During the six months ended June 30, 2010, we made grants of an aggregate 232,983 RSUs to certain officers and employees. The granted RSUs vest pro rata, on an annual basis over a three-year period from the date of the grant.
Activity under the Artio Global Investors Inc. 2009 Stock Incentive Plan was as follows:

Units
Available for grant at inception	9,700,000
RSUs outstanding as of June 30, 2010	(2,290,056)
RSUs vested as of June 30, 2010	(74,500)
RSU dividend equivalents outstanding as of June 30, 2010	(13,180)
Fully-vested restricted stock granted to independent directors	(23,019)

Available for grant as of June 30, 2010	7,299,245

During the second quarter of 2010, we made an aggregate grant of 8,376 fully-vested shares of our Class A common stock, subject to transfer restrictions, to our independent directors.
Note 8. Income Taxes
A summary of the provisions for income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Current:
Federal	$10,398	$8,428	$21,111	$15,122
State and local	6,370	4,103	10,937	7,385

Total	16,768	12,531	32,048	22,507

Deferred:
Federal	(927)	(5,222)	(1,295)	(10,192)
State and local	51	(2,312)	(94)	(4,441)

Total	(876)	(7,534)	(1,389)	(14,633)

Income tax expense	$15,892	$4,997	$30,659	$7,874

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Tax years 2006 to the present are open for examination by Federal, state and local tax authorities. We are currently under examination by New York State tax authorities for the years 2006 through 2008 and by New York City tax authorities for an examination of Investment Adviser for the year 2006. There are waivers to extend our 2006 New York State and New York City tax years to September 2011.
A reconciliation between the Federal statutory tax rate of 35% and the effective tax rates are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in percentages)	2010	2009	2010	2009
Federal statutory rate	35%	35%	35%	35%
State and local, net of Federal benefit, and other	9	11	8	11
Non-controlling interests	(7)	—	(9)	—
Permanent differences:
Other	1	2	1	2

Total	38%	48%	35%	48%

Tax Receivable Agreement
Concurrent with the IPO, the Principals entered into an exchange agreement with us which provides that they may exchange their New Class A Units for shares of Investors’ Class A common stock. Holdings has made an election pursuant to Section 754 of the Internal Revenue Code of 1986, as amended, that upon such an exchange, Holdings will increase the tax basis of its assets. We entered into a tax receivable agreement with the Principals under which each Principal is entitled to receive 85% of the tax benefits realized by us in our tax returns as a result of the increases in tax basis created by that Principal’s exchange. Amounts payable to the Principals under the tax receivable agreement are payable approximately 60 days after we file our income tax returns.
In the second quarter of 2010, each Principal exchanged an aggregate of 7.2 million shares of the New Class A Units for an equivalent number of shares of Investors’ Class A common stock (see Note 2. Initial Public Offering, Changes in Principals Interests, and Exchange of New Class A Units: Exchange of New Class A Units). At the time of the exchanges, a deferred tax asset of $161.2 million was established for the estimated future tax benefits, resulting from the amortization of the increased tax basis. Of the deferred tax asset recorded at the time of the exchanges, $137.0 million, representing 85% of the benefits, was recorded in Due under tax receivable agreement, and the remaining 15%, or $24.2 million, was recorded in Additional paid-in capital on the Consolidated Statement of Financial Position.
Although the tax receivable agreement payments are calculated based on annual tax savings, for the six months ended June 30, 2010, the payments which would have been made pursuant to the tax receivable agreement, if such period was calculated by itself, were estimated to be $1.3 million.

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 9. Earnings Per Share (“EPS”)
Basic and diluted EPS from continuing operations were calculated using the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010		2009
Net income attributable to Artio Global Investors — Basic	$18,955	$5,355	$37,823		$8,400

Net income attributable to non-controlling interests	7,150	—	—	(b)	—
Income tax related to non-controlling interests	(3,154)	—	—	(b)	—

Net income — Diluted	$22,951	$5,355	$37,823		$8,400

Weighted average shares for basic EPS	49,425	42,000	46,956		42,000
Dilutive potential shares from grants of RSUs(a)	230	—	196		—
Dilutive potential shares from exchange of New Class A Units by the Principals(b)	10,668	—	—	(b)	—

Weighted average shares for diluted EPS	60,323	42,000	47,152		42,000

(a)	The potential impact of 1.8 million granted RSUs was antidilutive for the three months and six months ended June 30, 2010.

(b)	The potential impact of the exchange of New Class A Units by the Principals, and cancelation of corresponding shares of Class B common stock, for Class A common stock of 13.1 million weighted average shares for the six months ended June 30, 2010, was antidilutive.
On July 26, 2010, the Board of Directors declared a dividend of $0.06 per share to be paid on August 25, 2010, to holders of record of our Class A and Class C common stock at the close of business on August 11, 2010. To provide funding for the dividend payable to the holders of record of our Class A and Class C common stock, a distribution by Holdings of $0.06 per New Class A Unit will be paid to all members of Holdings, including the Principals.
Note 10. Leases
In December 2008, a portion of our office space was unoccupied. We recorded a liability related to this exit activity at fair value in the period in which the liability was incurred. The total liability related to this space is included in Other liabilities on the Consolidated Statement of Financial Position and the amortization of the liability is included in General and administrative expense in the Consolidated Statement of Operations. In May 2010, Investment Adviser entered into an agreement to sublet the unused office space. The sublet agreement did not result in an additional charge related to the exit activity.
Note 11. Commitments and Contingencies
Although we have no obligation to do so, we have, at our discretion, reimbursed client accounts for certain operational losses incurred. Such amounts were not material for the three months and six months ended June 30, 2010 and 2009.
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

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 12. Recently Issued Accounting Pronouncements
In February 2010, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update which defers the effective date of ASC 810.10, Amendments to FASB Interpretation No. 46(R), for companies, such as ours, that have interests in certain investment entities. ASC 810.10 gives additional guidance on determining whether an entity is a variable interest entity and requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity.
In January 2010, the FASB issued an Accounting Standards Update to ASC 820.10, Fair Value Measurements and Disclosures (FAS 157), to improve disclosures about fair value measurements. The adoption of the additional disclosure requirements did not impact our Notes to Consolidated Financial Statements.
Note 13. Subsequent Events
On July 27, 2010, our Board of Directors authorized a share repurchase program of up to 1,000,000 shares of our common stock. This repurchase is intended to eliminate the dilutive impact of RSU awards granted at the time of the IPO that have vested, or will vest, through 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).
Introduction
Artio Global Investors Inc. (“Investors” or the “Company”) and subsidiaries (collectively, “we,” “us” or “our”) comprises Investors and its three subsidiaries, Artio Global Holdings LLC (“Holdings”), an intermediate holding company, Artio Global Management LLC (“Investment Adviser”), a registered investment adviser under the Investment Advisers Act of 1940, and Artio Global Institutional Services LLC (formerly known as Artio Capital Management LLC). Holdings is approximately 98% owned by Investors, 1% owned by Richard Pell, our Chairman, Chief Executive Officer and Chief Investment Officer (“Pell”), and 1% owned by Rudolph-Riad Younes, our Head of International Equity (“Younes,” together with Pell, the “Principals”). The Principals’ interests are reflected in the Consolidated Financial Statements as non-controlling interests. Investment Adviser and Artio Global Institutional Services LLC are wholly owned subsidiaries of Holdings.
Our MD&A is provided in addition to the accompanying consolidated financial statements and footnotes to assist readers in understanding our results of operations, liquidity and capital resources, and cash flows. The MD&A is organized as follows:
•	General Overview. Beginning on page 17, we provide a summary of our overall business, our 2009 initial public offering (“IPO”), the exchanges of New Class A Units by the Principals in the second quarter of 2010 and the related synthetic secondary offering (the “secondary offering”), and the economic environment.

•	Key Performance Indicators. Beginning on page 18, we discuss some of the operating and financial indicators that guide management’s review of our performance.

•	Assets Under Management. Beginning on page 22, we provide a detailed discussion of our assets under management (“AuM”), which is a major driver of our operating revenues and key performance indicators.

•	Revenues and Other Operating Income. Beginning on page 26, we compare our revenue and other operating income to the corresponding period a year ago.

•	Operating Expenses. Beginning on page 27, we compare our operating expenses to the corresponding period a year ago.

•	Non-operating Income (Loss). Beginning on page 29, we compare our non-operating income (loss) to the corresponding period a year ago.

•	Income Taxes. Beginning on page 29, we compare our effective tax rates to the corresponding period a year ago.

•	Liquidity and Capital Resources. Beginning on page 30, we discuss our working capital as of June 30, 2010, and December 31, 2009, and cash flows for the first six months of 2010 and 2009. Also included is a discussion of the amount of financial capacity available to help fund our future activities.

•	New Accounting Standards. Beginning on page 32, we discuss new accounting pronouncements that may apply to us.

•	Cautionary Note Regarding Forward-Looking Statements. Beginning on page 32, we describe the risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements set forth in this MD&A relating to our financial results, operations, business plans and prospects. Such forward-looking statements are based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances.

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
Initial Public Offering, Changes in Principals’ Interests and Exchange of New Class A Units
2009 Initial Public Offering and Changes in Principals’ Interests
Prior to the completion of our initial public offering (“IPO”) of Investors’ Class A common stock, which is listed on the New York Stock Exchange under the symbol “ART,” on September 29, 2009, Investors was a wholly owned subsidiary of GAM Holding Ltd. (“GAM”), a Swiss corporation formerly known as Julius Baer Holding Ltd.
Before the IPO, each Principal had a 15% Class B profits interest in Investment Adviser, which was accounted for as compensation for financial accounting purposes. Immediately prior to the IPO, each Principal exchanged his Class B profits interest for a 15% non-voting Class A membership interest in Holdings (“New Class A Units”). Subsequent to the IPO, the Principals’ New Class A Units are accounted for by us as non-controlling interests.
Exchange of New Class A Units
In the second quarter of 2010, each Principal exchanged 7.2 million New Class A Units for 7.2 million restricted shares of Class A common stock. At the time of the exchanges, an equivalent number of shares of Class B common stock were surrendered by the Principals and canceled.
Also in the second quarter of 2010, in order to enable the Principals to sell shares of Class A common stock to cover their taxes payable, as defined in the exchange agreement, as amended, (the “exchange agreement”) on the exchanges discussed above, 4.2 million shares of Class A common stock were issued to the public in connection with a secondary offering, including 0.4 million shares issued due to the underwriters exercising a portion of their option to purchase shares of Class A common stock. The net proceeds were used to purchase and retire 2.1 million shares of Class A common stock from each Principal. We did not retain any of the proceeds related to the secondary offering.
After the exchanges in the second quarter of 2010, each Principal retains 600,000 New Class A Units, representing a 1% interest in Holdings, which are accounted for by us as non-controlling interests.
As a result of the exchanges of New Class A Units, we increased the tax basis of Holdings’ assets, creating a $161.2 million increase in deferred tax assets. (See Notes to Consolidated Financial Statements, Note 8. Income Taxes: Tax Receivable Agreement.)
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
The European sovereign debt crisis, ignited by fears over a potential Greek default, set the tone for markets during the second quarter of 2010. Although a rescue package was ultimately put together in early May 2010 by the European Union and the International Monetary Fund to shore up the finances of the eurozone’s most indebted countries, it was not enough to calm the markets. As investors became fixated on the unhealthy fiscal positions of many developed countries, a dramatic flight to quality ensued, negatively impacting equities. It also led to a decline in the euro in favor of the U.S. dollar, viewed as a safer alternative despite the challenged fiscal position in which the U.S. finds itself. Many European leaders began to consider unpopular austerity measures, which increased investors’ concerns over the potential impact on economic growth and the sustainability of the euro. Against this backdrop, non-U.S. dollar investments posted particularly harsh returns for U.S. dollar-based investors.
In June 2010, China garnered headlines as its central bank announced that it would increase flexibility of the yuan, indicating that the shift would reduce the economy’s overreliance on exports. However, equities continued to slide, as concerns remained over whether industrialized nations will be able to effectively address their huge deficits and unprecedented levels of government debt without extinguishing economic recovery and potentially slipping back into recession.
We believe that concerns over sovereign risk in Europe, along with renewed fears over the sustainability of the global economic recovery, and generally lower appetite for risk, moved equity markets lower and contributed to the significant increase in net client cash outflows we experienced during the second quarter of 2010, particularly within our Proprietary Funds.
Key Performance Indicators
Our management reviews our performance on a monthly basis, focusing on the indicators described below.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except basis points, percentages and per share amounts)	2010	2009	2010	2009
Operating indicators
AuM at end of period	$48,995	$46,826	$48,995	$46,826
Average AuM for period(a)	53,001	44,067	53,490	42,881
Net client cash flows	(1,815)	751	(1,720)	973

Financial indicators
Investment management fees	84	70	169	133
Effective fee rate (basis points)(b)	63.4	63.5	63.8	62.3
Adjusted operating income(c)	45	40	94	74
Adjusted operating margin(d)	54.3%	55.5%	55.7%	55.2%
Adjusted EBITDA(c)	46	40	96	75
Adjusted EBITDA margin(d)	55.7%	56.4%	56.9%	56.2%
Adjusted compensation ratio(c)(e)	26.4%	25.4%	26.1%	26.2%
Adjusted net income attributable to Artio Global Investors(c)	25	22	52	41
Diluted earnings per share	$0.38	$0.13	$0.80	$0.20
Adjusted diluted earnings per share(f)	$0.41	$0.36	$0.86	$0.68

(a)	Average AuM for a period is computed on the beginning-of-first-month balance and all end-of-month balances within the period.

(b)	The effective fee rate is computed by dividing annualized investment management fees (based on the number of days in the period) by average AuM for the period.

(c)	See the “Adjusted Performance Measures” section of this MD&A for reconciliations of Employee compensation and benefits to Adjusted compensation; Operating income before income tax expense to Adjusted operating income; Net income attributable to Artio Global Investors to Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”); and Net income attributable to Artio Global Investors to Adjusted net income attributable to Artio Global Investors.

(d)	Adjusted operating and Adjusted EBITDA margins are calculated by dividing Adjusted operating income and Adjusted EBITDA by Total revenues and other operating income.

(e)	Calculated as Adjusted compensation(c) divided by Total revenues and other operating income.

(f)	Adjusted diluted earnings per share is calculated by dividing Adjusted net income attributable to Artio Global Investors by Adjusted weighted average diluted shares (see the “Adjusted Performance Measures” section of this MD&A).

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
As of June 30, 2010, AuM of $49.0 billion had increased 5% from the comparable 2009 period, reflective of improved market conditions since the market lows experienced in early 2009. However, during the second quarter of 2010, the strength of the economic recovery was questioned, leading to increased market volatility and a sharp sell-off in equity markets during the latter part of the second quarter of 2010. While our net client cash flows are influenced by a number of factors, including clients’ asset allocation preferences and the performance of our products, we believe that recent market events and generally lower appetite for risk may dampen search activity and negatively impact our net client cash flows in the second half of 2010.
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
Our effective fee rate of 63.4 basis points for the three months ended June 30, 2010, declined slightly compared to the corresponding period in 2009, mainly due to an increase in proportion of our average AuM being within our fixed income strategies, which typically have average fee rates lower than our equity strategies, partially offset by the recognition of a $0.4 million performance fee, compared to the clawback of performance fees recorded in 2009. Our effective fee rate for the six months ended June 30, 2010, increased over the corresponding period in 2009, due primarily to the receipt of performance fees in 2010, as compared to the impact of the clawback of performance fees recorded in 2009.
Our Adjusted operating income and Adjusted EBITDA margins in the three months ended June 30, 2010, decreased compared to the corresponding period in 2009, as expense growth exceeded revenue growth. Our Adjusted operating income and Adjusted EBITDA margins in the six months ended June 30, 2010, increased compared to the corresponding period in 2009, as revenue growth exceeded expense growth. Although the economic events in the latter part of 2008 severely impacted our business in 2009 and 2010, we continued to generate strong Adjusted operating income and Adjusted EBITDA margins, which we believe reflects the strength of our franchise and the variability of our expense base.
Adjusted Performance Measures
Certain of our financial indicators are not prepared in conformity with GAAP. These indicators are adjusted versions of balances in our consolidated financial statements. The adjustments are also not in conformity with GAAP. We believe these adjustments are meaningful as they are more representative of our ongoing organizational structure. The adjustments primarily relate to certain expenses recorded in Employee compensation and benefits and the tax effect associated with those adjustments. For the three months and six months ended June 30, 2010, we have excluded the amortization expense associated with equity awards granted to employees at the time of the IPO. For the three months and six months ended June 30, 2009, we have excluded the compensation charges associated with the former compensation structure of the Principals, as that structure ended upon our IPO. In addition, we have adjusted Income taxes to reflect the appropriate effective tax rate for each period after taking into consideration these non-GAAP adjustments. We also present Adjusted net income attributable to Artio Global Investors per diluted share, which assumes the full exchange of our Principals’ non-controlling interests for Class A common stock at the beginning of each period presented. These adjustments are reflected in Adjusted operating income, Adjusted operating margin, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted compensation ratio, Adjusted net income attributable to Artio Global Investors and Adjusted diluted earnings per share.

The following table provides reconciliations of Employee compensation and benefits to Adjusted compensation, Operating income before income tax expense to Adjusted operating income, Net income attributable to Artio Global Investors to Adjusted EBITDA, and Net income attributable to Artio Global Investors to Adjusted net income attributable to Artio Global Investors.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009
Employee compensation and benefits	$25	$47	$50	$92
Less compensation adjustments:
Allocation of Class B profits interests	—	11	—	21
Change in redemption value of Class B profits interests	—	18	—	36
Amortization expense of IPO-related restricted stock unit grants	3	—	6	—

Total compensation adjustments	3	29	6	57

Adjusted compensation	$22	$18	$44	$35

Operating income before income tax expense	$42	$11	$88	$17
Add: total compensation adjustments	3	29	6	57

Adjusted operating income	$45	$40	$94	$74

Net income attributable to Artio Global Investors	$19	$5	$38	$8
Add: net income attributable to non-controlling interests	7	—	18	—
Add: income taxes	16	5	31	8
Add: deferred bonus — stock	1	—	1	—
Add: non-operating (income) loss(a)	—	—	1	—
Add: depreciation and amortization(b)	—	1	1	2
Add: total compensation adjustments	3	29	6	57

Adjusted EBITDA	$46	$40	$96	$75

Net income attributable to Artio Global Investors	$19	$5	$38	$8
Add: net income attributable to non-controlling interests	7	—	18	—
Tax impact of adjustments	(4)	(12)	(10)	(24)
Add: total compensation adjustments	3	29	6	57

Adjusted net income attributable to Artio Global Investors	$25	$22	$52	$41

Weighted average diluted shares	60	42	47	42
Adjusted weighted average diluted shares(c)	60	60	60	60

(a)	Non-operating income (loss) represents primarily interest income and expense, including gains and losses on interest-bearing marketable securities.

(b)	Excludes amortization expense associated with equity awards granted at the time of the IPO, as such expense is included in total compensation adjustments.

(c)	Adjusted weighted average diluted shares assumes Investors ownership structure following the IPO was in effect at the beginning of each period and that the Principals had exchanged all of their New Class A Units for Class A common stock.

Assets under Management (“AuM”)
Changes to our AuM, the distribution of our AuM among our investment products and investment strategies, and the effective fee rates on our products, all affect our operating results from one period to another.
The amount and composition of our AuM are, and will continue to be, influenced by a variety of factors including, among other things:
•	investment performance, including our investment decisions and fluctuations in both the financial markets and foreign currency exchange rates;

•	client cash flows into and out of our investment products;

•	the mix of AuM among our various strategies; and

•	our introduction or closure of investment strategies and products.
Our five core investment strategies are:
•	International Equity;
•	Global Equity;
•	U.S. Equity;
•	High Grade Fixed Income; and
•	High Yield.
Investors are able to invest in our strategies through the investment vehicles set forth in the following table.
The following table sets forth a summary of our AuM by investment vehicle type as of June 30, 2010 and 2009.

	As of June 30,		As a % of AuM as of June 30,
(in millions, except percentages)	2010	2009	2010	2009
Proprietary Funds(a)
A shares	$6,691	$6,410
I shares(b)	14,339	13,743

Total	21,030	20,153	42.9%	43.0%
Institutional commingled funds	7,842	7,324	16.0	15.6
Separate accounts	16,001	14,778	32.7	31.6
Sub-advisory accounts	4,122	4,571	8.4	9.8

Ending AuM	$48,995	$46,826	100.0%	100.0%

(a)	Proprietary Funds include both SEC-registered funds and private offshore funds. SEC-registered mutual funds within our proprietary funds are: Artio International Equity Fund; Artio International Equity Fund II; Artio Total Return Bond Fund; Artio Global High Income Fund; Artio Global Equity Fund Inc.; Artio U.S. Microcap Fund; Artio U.S. Midcap Fund; Artio U.S. Multicap Fund; and Artio U.S. Smallcap Fund.

(b)	Amounts invested in private offshore funds are categorized as “I” shares.
The different fee structures associated with each type of investment vehicle make the composition of our AuM an important determinant of the investment management fees we earn. We typically earn higher effective investment management fee rates from our proprietary funds and institutional commingled funds as compared to our separate and sub-advised accounts.

The following table sets forth the changes in AuM by investment vehicle type.

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except percentages)	2010	2009	% Change	2010	2009	% Change
Proprietary Funds:
Beginning AuM	$24,751	$16,367	51%	$24,482	$19,466	26%
Gross client cash inflows	1,657	1,915	(13)	3,678	3,823	(4)
Gross client cash outflows	(2,844)	(1,371)	(107)	(4,839)	(3,341)	(45)

Net client cash flows	(1,187)	544	(318)	(1,161)	482	(341)
Transfers between investment vehicles	—	—	—	—	—	—

Total client cash flows	(1,187)	544	(318)	(1,161)	482	(341)
Market appreciation (depreciation)	(2,534)	3,242	(178)	(2,291)	205	(1,218)

Ending AuM	21,030	20,153	4	21,030	20,153	4

Institutional Commingled Funds:
Beginning AuM	9,256	5,943	56	9,198	7,056	30
Gross client cash inflows	166	441	(62)	468	711	(34)
Gross client cash outflows	(534)	(262)	(104)	(796)	(564)	(41)

Net client cash flows	(368)	179	(306)	(328)	147	(323)
Transfers between investment vehicles	—	5	(100)	—	1	(100)

Total client cash flows	(368)	184	(300)	(328)	148	(322)
Market appreciation (depreciation)	(1,046)	1,197	(187)	(1,028)	120	(957)

Ending AuM	7,842	7,324	7	7,842	7,324	7

Separate Accounts:
Beginning AuM	17,786	12,757	39	17,854	14,342	24
Gross client cash inflows	685	600	14	1,103	1,163	(5)
Gross client cash outflows	(906)	(648)	(40)	(1,473)	(921)	(60)

Net client cash flows	(221)	(48)	(360)	(370)	242	(253)
Transfers between investment vehicles	—	(5)	100	—	(1)	100

Total client cash flows	(221)	(53)	(317)	(370)	241	(254)
Market appreciation (depreciation)	(1,564)	2,074	(175)	(1,483)	195	(861)

Ending AuM	16,001	14,778	8	16,001	14,778	8

Sub-advisory Accounts:
Beginning AuM	4,624	3,874	19	4,459	4,336	3
Gross client cash inflows	380	222	71	693	426	63
Gross client cash outflows	(419)	(146)	(187)	(554)	(324)	(71)

Net client cash flows	(39)	76	(151)	139	102	36
Transfers between investment vehicles	—	—	—	—	—	—

Total client cash flows	(39)	76	(151)	139	102	36
Market appreciation (depreciation)	(463)	621	(175)	(476)	133	(458)

Ending AuM	4,122	4,571	(10)	4,122	4,571	(10)

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except percentages)	2010	2009	% Change	2010	2009	% Change
Legacy Activities:
Beginning AuM	—	—	—	—	4	(100)
Gross client cash inflows	—	—	—	—	—	—
Gross client cash outflows	—	—	—	—	—	—

Net client cash flows	—	—	—	—	—	—
Transfers between investment vehicles	—	—	—	—	—	—

Total client cash flows	—	—	—	—	—	—
Market appreciation (depreciation)	—	—	—	—	(4)	100

Ending AuM	—	—	—	—	—	—

Total AuM:
Beginning AuM	56,417	38,941	45	55,993	45,204	24
Gross client cash inflows	2,888	3,178	(9)	5,942	6,123	(3)
Gross client cash outflows	(4,703)	(2,427)	(94)	(7,662)	(5,150)	(49)

Net client cash flows	(1,815)	751	(342)	(1,720)	973	(277)
Transfers between investment vehicles	—	—	—	—	—	—

Total client cash flows	(1,815)	751	(342)	(1,720)	973	(277)
Market appreciation (depreciation)	(5,607)	7,134	(179)	(5,278)	649	(913)

Ending AuM	48,995	46,826	5	48,995	46,826	5

Total AuM (excluding legacy activities):
Beginning AuM	56,417	38,941	45	55,993	45,200	24
Gross client cash inflows	2,888	3,178	(9)	5,942	6,123	(3)
Gross client cash outflows	(4,703)	(2,427)	(94)	(7,662)	(5,150)	(49)

Net client cash flows	(1,815)	751	(342)	(1,720)	973	(277)
Transfers between investment vehicles	—	—	—	—	—	—

Total client cash flows	(1,815)	751	(342)	(1,720)	973	(277)
Market appreciation (depreciation)	(5,607)	7,134	(179)	(5,278)	653	(908)

Ending AuM	$48,995	$46,826	5	$48,995	$46,826	5

Net client cash flows across all investment vehicles decreased $2.6 billion during the three months ended June 30, 2010, compared to the corresponding period in 2009, mainly as a result of $2.1 billion decrease in our International Equity II strategy’s net client cash flows, as the three months ended June 30, 2010, had net client cash outflows compared to net client cash inflows during the corresponding period in 2009, a $0.7 billion increase in our International Equity I strategy’s net client cash outflows and a $0.5 billion decrease in our High Yield strategy’s net client cash flows, as the three months ended June 30, 2010, had net client cash outflows compared to net client cash inflows during the corresponding period in 2009. These decreases were partially offset by a $0.4 billion increase in our High Grade Fixed Income strategy’s net client cash flows, as the three months ended June 30, 2010, had net client cash inflows compared to net client cash outflows during the corresponding period in 2009.
Net client cash flows across all investment vehicles decreased $2.7 billion during the six months ended June 30, 2010, compared to the corresponding period in 2009, mainly as a result of $2.7 billion decrease in our International Equity II strategy’s net client cash flows, as the six months ended June 30, 2010, had net client cash outflows compared to net client cash inflows during the corresponding period in 2009 and a $0.9 billion increase in our International Equity I strategy’s net client cash outflows. These decreases were partially offset by a $0.4 billion increase in our Global Equity strategy’s net client cash flows, as the six months ended June 30, 2010, had net client cash inflows compared to net client cash outflows during the corresponding period in 2009, a $0.2 billion increase in our High Grade Fixed Income strategy’s net client cash inflows and a $0.2 billion increase in our U.S. Equity strategies’ net client cash flows, as the six months ended June 30, 2010, had net client cash inflows compared to net client cash outflows during the corresponding period in 2009, and a $0.2 billion increase in our High Yield strategy’s net client cash inflows.
Market appreciation (depreciation) for the three months and six months ended June 30, 2010, compared to the corresponding periods in 2009, was primarily attributable to the following strategies:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except percentages)	2010	2009	% Change	2010	2009	% Change
Market appreciation (depreciation) (excluding legacy activities):
International Equity I	$(2,476)	$3,325	(174)%	$(2,416)	$(160)	(1,410)%
International Equity II	(2,880)	3,197	(190)	(2,892)	229	(1,363)
Other strategies	(251)	612	(141)	30	584	(95)

Total market appreciation (depreciation)	$(5,607)	$7,134	(179)	$(5,278)	$653	(908)

The MSCI AC World ex USA Index decreased 12.5% during the three months ended June 30, 2010, and increased by 25.9% during the three months ended June 30, 2009. In the three months ended June 30, 2010, the gross performances of our International Equity I strategy was ahead of the index by 0.6% and our International Equity II strategy was ahead of the index by 0.7%.
The MSCI AC World ex USA Index decreased 11.1% during the six months ended June 30, 2010, and increased by 13.9% during the six months ended June 30, 2009. In the six months ended June 30, 2010, the gross performances of our International Equity I strategy trailed the index by 0.3% and our International Equity II strategy trailed the index by 0.6%.
Proprietary Funds
Net client cash flows related to proprietary funds decreased $1.7 billion during the three months ended June 30, 2010, compared to the corresponding period in 2009, mainly as a result of $1.0 billion decrease in our International Equity II Fund’s net client cash flows and a $0.4 billion decrease in Global High Income Fund’s net client cash flows, as the three months ended June 30, 2010, had net client cash outflows compared to net client cash inflows during the corresponding period in 2009, and a $0.3 billion increase in our International Equity I Fund’s net client cash outflows.
Net client cash flows related to proprietary funds decreased $1.6 billion during the six months ended June 30, 2010, compared to the corresponding period in 2009, mainly as a result of a $1.5 billion decrease in our International Equity II Fund’s net client cash flows, as the six months ended June 30, 2010, had net client cash outflows compared to net client cash inflows during the corresponding period in 2009, and a $0.2 billion increase in our International Equity I Fund’s net client cash outflows.
Institutional Commingled Funds
Net client cash flows related to institutional commingled funds decreased $0.5 billion during the three months ended June 30, 2010, compared to the corresponding period in 2009, mainly as a result of a $0.3 billion decrease in our International Equity II vehicles’ net client cash flows and a $0.2 billion decrease in our International Equity I vehicles’ net client cash flows, as the three months ended June 30, 2010, had net client cash outflows compared to net client cash inflows during the corresponding period in 2009.
Net client cash flows related to institutional commingled funds decreased $0.5 billion during the six months ended June 30, 2010, compared to the corresponding period in 2009, mainly as a result of a $0.3 billion decrease in our International Equity I vehicles’ net client cash flows and a $0.2 billion decrease in our International Equity II vehicles’ net client cash flows, as the six months ended June 30, 2010, had net client cash outflows compared to net client cash inflows during the corresponding period in 2009.

Separate Accounts
Net client cash flows related to separate accounts decreased $0.2 billion during the three months ended June 30, 2010, compared to the corresponding period in 2009, mainly as a result of a $0.5 billion decrease in our International Equity II strategies’ net client cash flows, as the three months ended June 30, 2010, had net client cash outflows compared to net client cash inflows during the corresponding period in 2009, and a $0.1 billion increase in our International Equity I strategies’ net client cash outflows. These decreases were partially offset by a $0.5 billion increase in our High Grade Fixed Income strategy’s net client cash flows, as the three months ended June 30, 2010, had net client cash inflows compared to net client cash outflows during the corresponding period in 2009.
Net client cash flows related to separate accounts decreased $0.6 billion during the six months ended June 30, 2010, compared to the corresponding period in 2009, mainly as a result of a $0.8 billion decrease in our International Equity II strategies’ net client cash flows, as the six months ended June 30, 2010, had net client cash outflows compared to net client cash inflows during the corresponding period in 2009, and a $0.4 billion increase in our International Equity I strategies’ net client cash outflows. These decreases were partially offset by a $0.3 billion increase in our Global Equity strategy’s net client cash flows and a $0.2 billion increase in our High Grade Fixed Income strategy’s net client cash flows, as the six months ended June 30, 2010, had net client cash inflows compared to net client cash outflows in the corresponding period in 2009.
Sub-advisory Accounts
Net client cash flows related to sub-advised accounts decreased $0.1 billion during the three months ended June 30, 2010, compared to the corresponding period in 2009, mainly as a result of a $0.3 billion decrease in our International Equity II strategy’s net client cash flows, as the three months ended June 30, 2010, had net client cash outflows compared to net client cash inflows during the corresponding period in 2009, partially offset by a $0.1 billion increase in our U.S. Equity strategies’ net client cash flows.
Net client cash flows related to sub-advised accounts increased slightly during the six months ended June 30, 2010, compared to the corresponding period in 2009, mainly as a result of a $0.2 billion increase in our High Yield strategy’s net client cash inflows and a $0.1 billion increase in our U.S. Equity strategies’ net client cash flows, as the six months ended June 30, 2010, had net client cash inflows compared to net client cash outflows during the corresponding period in 2009, partially offset by a $0.3 billion decrease in our International Equity II strategy’s net client cash flows, as the six months ended June 30, 2010, had net client cash outflows compared to net client cash inflows during the corresponding period in 2009.
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

The following table sets forth average AuM, the effective fee rate and Total revenues and other operating income.

(in thousands, except for Average AuM,	Three Months Ended June 30,				Six Months Ended June 30,
effective fee rate and percentages)	2010	2009	% Change		2010	2009	% Change
Average AuM (in millions)	$53,001	$44,067	20%		$53,490	$42,881	25%

Effective fee rate (basis points)	63.4	63.5	(0.1	)bp	63.8	62.3	1.5	bp

Investment management fees	$83,841	$69,760	20%		$169,128	$132,576	28%
Net gains (losses) on securities held for deferred compensation	(461)	985	(147)		(140)	712	(120)
Foreign currency gains (losses)	(45)	48	(194)		(22)	32	(169)

Total revenues and other operating income	$83,335	$70,793	18		$168,966	$133,320	27

Total revenues and other operating income increased by $12.5 million for the three months ended June 30, 2010, compared to the corresponding period in 2009, due primarily to a 20% increase in average AuM, partially offset by net losses on securities held for deferred compensation in the second quarter of 2010 compared to net gains on securities held for deferred compensation in the second quarter of 2009. (Gains and losses on marketable securities that we own to manage future deferred compensation liabilities correlate with related adjustments to compensation expense over the service period of the deferred compensation.) The increase in average AuM relates to the recovery of equity markets since the end of the first quarter of 2009.
Total revenues and other operating income increased by $35.6 million for the six months ended June 30, 2010, compared to the corresponding period in 2009, due primarily to a 25% increase in average AuM, partially offset by net losses on securities held for deferred compensation in the first half of 2010 compared to net gains on securities held for deferred compensation in the first half of 2009. The increase in average AuM relates to the recovery of equity markets since the end of the first quarter of 2009. The increase in the effective fee rate is primarily the result of a higher proportion of average AuM in proprietary and commingled funds, our highest margin vehicles, and the receipt of performance fees in 2010 compared to a performance fee clawback in 2009.
Performance fees as a percentage of Total revenues and other operating income approximated 0.5% for the three months ended June 30, 2010, 0.3% for the six months ended June 30, 2010, (2.3)% for the three months ended June 30, 2009, and (1.2)% for the six months ended June 30, 2009. The negative performance fees in 2009 resulted from a clawback.
Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2010	2009	% Change		2010	2009	% Change
Total employee compensation and benefits	$24,647	$46,646	*	%	$49,816	$91,927	*	%
Shareholder servicing and marketing	5,598	4,139	35		10,146	7,208	41
General and administrative	10,445	9,404	11		20,730	17,578	18

Total operating expenses	$40,690	$60,189	*		$80,692	$116,713	*

*	Calculation not meaningful, due to the impact of the reorganization transactions at the time of the IPO.
Operating expenses decreased by $19.5 million for the three months ended June 30, 2010, and by $36.0 million for the six months ended June 30, 2010, compared to the corresponding periods in 2009, mainly due to changes in the nature of the Principals’ economic interests after the IPO.

Employee Compensation and Benefits
The following table sets forth Employee compensation and benefits expenses.

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except percentages)	2010	2009	% Change	2010	2009	% Change
Salaries, incentive compensation and benefits	$24,647	$17,977	37%	$49,816	$34,917	43%
Allocation of Class B profits interests(a)	—	11,257	*	—	21,472	*
Change in redemption value of Class B profits interests(a)	—	17,412	*	—	35,538	*

Total employee compensation and benefits	$24,647	$46,646	*	$49,816	$91,927	*

*	Calculation not meaningful, due to the impact of the reorganization transactions at the time of the IPO.

(a)	At the time of the IPO (see the “Initial Public Offering and Changes in Principals’ Interests” section of this MD&A), the Class B profits interests were exchanged for New Class A Units that are reflected as non-controlling interests subsequent to the IPO.
Prior to the IPO, the Principals did not receive bonuses, but instead benefited from the increased value of their Class B profits interests, as well as distributions in respect of such interests. Subsequent to the IPO, each Principal entered into an employment agreement, which entitles each Principal to bonus amounts, subject to modification by the Board of Directors and subject to a deferral plan, and an annual base salary. For the three months and six months ended June 30, 2010, Salaries, incentive compensation and benefits includes bonuses paid to the Principals.
Total employee compensation and benefits decreased $22.0 million for the three months ended June 30, 2010, compared to the corresponding period in 2009, due primarily to changes in the nature of the Principals’ economic interests after the IPO, partially offset by an increase in incentive compensation accruals and the amortization of share-based compensation expense for the three months ended June 30, 2010, as well as an increase in costs resulting from increased headcount.
Total employee compensation and benefits decreased $42.1 million for the six months ended June 30, 2010, compared to the corresponding period in 2009, due primarily to changes in the nature of the Principals’ economic interests after the IPO, partially offset by an increase in incentive compensation accruals and the amortization of share-based compensation expense for the six months ended June 30, 2010, as well as an increase in costs resulting from increased headcount.
We do not expect the Health Care and Education Reconciliation Act of 2010 and Patient Protection and Affordable Care Act to have a material impact on our operating results.
Shareholder Servicing and Marketing
Shareholder servicing and marketing expenses increased $1.5 million to $5.6 million for the three months ended June 30, 2010, compared to the corresponding period in 2009, due primarily to the increase in the average market value of proprietary fund AuM increasing shareholder servicing costs and higher marketing expenses.
Shareholder servicing and marketing expenses increased $2.9 million to $10.1 million for the six months ended June 30, 2010, compared to the corresponding period in 2009, due primarily to the increase in the average market value of proprietary fund AuM increasing shareholder servicing costs and higher marketing expenses.
General and Administrative
General and administrative expenses increased $1.0 million to $10.4 million for the three months ended June 30, 2010, compared to the corresponding period in 2009, due primarily to an increase in costs associated with our status as a public company, higher professional fees resulting from the secondary offering and higher business-related expenses, partially offset by the cessation of licensing fee payments, which ended upon the IPO.
General and administrative expenses increased $3.2 million to $20.7 million for the six months ended June 30, 2010, compared to the corresponding period in 2009, due primarily to an increase in costs associated with our status as a public company, higher professional fees resulting from the secondary offering and higher business-related expenses, partially offset by the cessation of licensing fee payments, which ended upon the IPO.
Non-operating Income (Loss)
Non-operating income (loss) primarily results from interest income earned on invested funds and interest expense incurred on borrowings under our term credit facility. The following table sets forth Non-operating income (loss).

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except percentages)	2010	2009	% Change	2010	2009	% Change
Interest income	$—	$97	(100)%	$1	$214	(100)
Interest expense	(659)	(12)	*	(1,320)	(12)	*
Net gains (losses) on marketable securities	(1)	(337)	100	(2)	(535)	100
Other income	12	—	N/A	12	—	N/A

Total non-operating income (loss)	$(648)	$(252)	(157)%	$(1,309)	$(333)	293%

*	Calculation not meaningful, due to the impact our $60 million borrowing under our term credit facility in the fourth quarter of 2009.
N/A — Not applicable.
Total non-operating loss increased for the three months and six months ended June 30, 2010, compared to the corresponding periods in 2009, primarily due to interest expense related to our $60 million borrowing under our term credit facility and interest expense related to amended tax returns.
Income Taxes
Investors is organized as a Delaware corporation, and therefore is subject to U.S. Federal, state and local income taxes. As a member of Holdings, Investors incurs U.S. Federal, state and local income taxes on its allocable share of income of Holdings, including its wholly owned subsidiaries.
Our effective tax rates were 38% for the three months ended June 30, 2010, and 48% for the three months ended June 30, 2009. Our effective tax rates were 35% for the six months ended June 30, 2010, and 48% for the six months ended June 30, 2009.
Since the IPO, our effective tax rate has been lower due to the accounting for the Principals’ member interests in Holdings as non-controlling interests, which had been accounted for as compensation expense prior to the IPO. For tax purposes, the Principals’ member interests are treated as partnership income. Accordingly, we do not account for the U.S. Federal and state income taxes on the Principals’ member interests. At the time of the IPO, the Principals’ non-controlling interests in Holdings were approximately 26%. Subsequent to the Principals’ exchanges of New Class A Units for shares of Class A common stock in the second quarter of 2010, the Principals’ non-controlling interests are 2% and as a result, our effective tax rate will be higher in future periods.
Our effective tax rate would have been approximately 45% for the three months ended June 30, 2010, and 44% for the six months ending June 30, 2010, had the Principals exchanged all of their New Class A Units at the beginning of the respective periods.

Liquidity and Capital Resources
Working Capital
Below is a table showing our liquid assets.

	As of June 30,	As of December 31,
(in thousands, except percentages)	2010	2009	% Change
Cash and cash equivalents	$91,766	$60,842	51%
Fees receivable and accrued fees, net of allowance for doubtful accounts	54,229	56,911	(5)

Total liquid assets	$145,995	$117,753	24

Prior to the IPO, we declared a dividend and capital distribution payable to GAM, of which $40.1 million remains payable by September 29, 2010. We may make seed capital investments of up to an aggregate of $35.0 million in the second half of 2010. In addition, beginning in the fourth quarter of 2010, our term credit facility requires quarterly principal payments of $4.5 million for two years, with a final payment of $24.0 million at maturity in 2012.
On July 27, 2010, our Board of Directors authorized a share repurchase program of up to 1,000,000 shares of our common stock. This repurchase is intended to eliminate the dilutive impact of restricted stock unit awards granted at the time of the IPO that have vested, or will vest, through 2011.
On July 26, 2010, the Board of Directors also declared a dividend of $0.06 per share to be paid on August 25, 2010, to holders of record of our Class A and Class C common stock at the close of business on August 11, 2010. To provide funding for the dividend payable to the holders of record of our Class A and Class C common stock, a distribution by Holdings of $0.06 per New Class A Unit (see the “Initial Public Offering, Changes in Principals’ Interests and Exchange of New Class A Units” section of this MD&A) will be paid to all members of Holdings, including the Principals.
Our working capital requirements historically have been met through operating cash flows. In the future we may rely on both our operating cash flows and borrowing facilities to meet our working capital requirements. We believe our current working capital and $50.0 million revolving credit facility are sufficient to meet our current obligations and support our organic growth initiatives.
Debt
In September 2009, Holdings entered into a $110 million credit facility consisting of a $60 million three-year term credit facility and a $50 million three-year revolving credit facility. In October 2009, we borrowed $60 million under the term credit facility.
The credit facility agreement also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends and fundamental corporate changes. As of June 30, 2010, our consolidated leverage ratio was 0.5:1 and our consolidated interest coverage ratio was 85:1, each in compliance with our debt covenants.

Cash Flows
The following table sets forth our cash flows for the first six months of 2010 and 2009.

	Six Months Ended June 30,
(in thousands, except percentages)	2010	2009	% Change
Cash flow data:
Net cash provided by (used in) operating activities	$49,252	$(3,234)	1,623%
Net cash provided by (used in) investing activities	(1,141)	41,963	(103)
Net cash used in financing activities	(17,165)	(14,000)	(23)
Effect of exchange rate changes on cash	(22)	32	(169)

Net increase in cash and cash equivalents	$30,924	$24,761	25

Net cash provided by operating activities was $49.3 million for the six months ended June 30, 2010, compared to Net cash used in operating activities of $3.2 million in the corresponding period in 2009, primarily reflecting higher revenues in the first half of 2010 and payments made to the Principals under the Class B profits interests agreement in the first half of 2009.
Net cash used by investing activities was $1.1 million in the six months ended June 30, 2010, compared to Net cash provided by investing activities of $42.0 million in the corresponding period in 2009, primarily reflecting the sales of marketable securities in the first quarter of 2009. We liquidated our holdings of investment securities in 2009 to fund distributions to GAM and the Principals.
Net cash used by financing activities increased $3.2 million in the six months ended June 30, 2010, compared to the corresponding period in 2009, primarily reflecting distributions to non-controlling interests, partially offset by lower dividend payments in 2010.
Deferred Taxes
Concurrent with the IPO, the Principals entered into an exchange agreement which provides that they may exchange their New Class A Units for shares of Investors’ Class A common stock. Upon such exchanges, Holdings has made an election under Section 754 of the Internal Revenue Code of 1986, as amended, to increase the tax basis of its assets. A tax receivable agreement with the Principals entitles each Principal to receive 85% of the tax benefits realized by us in our tax returns as a result of the increases in tax basis created by that Principal’s exchange.
In the second quarter of 2010, the Principals exchanged 14.4 million shares of the New Class A Units for an equivalent number of shares of Investors’ Class A common stock (see Notes to Consolidated Financial Statements, Note 2. Initial Public Offering, Changes in Principals Interests, and Exchange of New Class A Units: Exchange of New Class A Units). At the time of the exchanges in the second quarter of 2010, an aggregate deferred tax asset of $161.2 million was established for the estimated future tax benefits, resulting from the amortization of the increased tax basis. Of the deferred tax asset recorded at the time of the exchanges, $137.0 million, representing 85% of the benefits, was recorded in Due under tax receivable agreement, and the remaining 15%, or $24.2 million, was recorded in Additional paid-in capital on the Consolidated Statement of Financial Position.
The majority of our deferred tax assets are recoverable over a 15-year period and will depend on our ability to generate sufficient taxable income. Based on an analysis of our deferred tax assets, as of June 30, 2010, there will be sufficient annual taxable income to realize these deferred tax assets. In addition, as we have historically generated taxable income, we believe that it is more likely than not that the deferred tax asset will be recovered and, therefore, no valuation allowance is necessary.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2010, or as of December 31, 2009.

New Accounting Standards
Recently Adopted Accounting Pronouncements
In February 2010, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update which defers the effective date of ASC 810.10, Amendments to FASB Interpretation No. 46(R), for companies, such as ours, that have interests in certain investment entities. ASC 810.10 gives additional guidance on determining whether an entity is a variable interest entity and requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity.
In January 2010, the FASB issued an Accounting Standards Update to ASC 820.10, Fair Value Measurements and Disclosures (FAS 157), to improve disclosures about fair value measurements. The adoption of the additional disclosure requirements did not impact our Notes to Consolidated Financial Statements.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
We have made statements in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Report on Form 10-Q that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions, may include projections of our future financial performance, our anticipated growth strategies, descriptions of new business initiatives, investor behavior, our free cash flow and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements.
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
Our Registration Statement on Form S-1 (File No. 333-166992) as filed with the U.S. Securities and Exchange Commission (“SEC”) on May 21, 2010, as amended, (“Form S-1”), pursuant to the provisions of the Securities Act of 1933, as amended (the “Act”), listed various important factors that could cause actual results to differ materially from projected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You can find them in our Form S-1 under the heading “Risk Factors.” We incorporate that section of the Form S-1 in this filing and readers of this Report on Form 10-Q should refer to it. It is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.
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
AuM was $49.0 billion as of June 30, 2010. Assuming a 10% increase or decrease in the value of the AuM and the change being proportionally distributed over all our products, the fair value would increase or decrease by $4.9 billion, which would cause an annualized increase or decrease in Total revenues and other operating income of approximately $31.2 million at our current effective fee rate.
We have not adopted a corporate-level risk management policy regarding client assets, nor have we historically attempted to hedge revenue risks that would arise from fluctuations in the fair value of separate client portfolios or our overall AuM.
Marketable Securities
We are subject to market risk from a decline in the price of marketable securities that we own to manage our investable cash and fund future deferred compensation liabilities. As of June 30, 2010, the securities we own to fund future deferred compensation liabilities consisted of Artio Global Funds. The fair value of these securities was $8.0 million as of June 30, 2010. Management regularly monitors the value of these investments; however, given their nature and relative size, we have not adopted a specific risk management policy to manage the associated market risk. Assuming a 10% increase or decrease in the values of these marketable securities, the fair value would increase or decrease by $0.8 million as of June 30, 2010. Gains or losses on marketable securities that we own to manage future deferred compensation liabilities correlate with related adjustments to compensation expense over the service period of the deferred compensation.
The marketable securities held as of June 30, 2010, were denominated in U.S. dollars. The securities held in relation to the deferred compensation plan include Artio Global Funds whose underlying assets are primarily non-dollar denominated. The effect of a 10% change in exchange rates on such securities would not have a significant effect on the financial statements.
Exchange Rate Risk
A substantial portion of the accounts that we advise, or sub-advise, hold investments that are denominated in currencies other than the U.S. dollar. These client portfolios may hold currency forwards or other derivative instruments. The fair value of these investments and instruments may be affected by movements in the rate of exchange between the U.S. dollar and the underlying foreign currency. Such movements in exchange rates affect the fair value of assets held in accounts we manage, thereby affecting the amount of revenue we earn. The fair value of the assets we manage was $49.0 billion as of June 30, 2010. The fair value of the AuM would decrease, with an increase in the value of the U.S. dollar, or increase, with a decrease in the value of the U.S. dollar. A 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of the AuM by $3.3 billion, which would cause an annualized increase or decrease in Total revenues and other operating income of $21.0 million. As of June 30, 2010, approximately 67% of our AuM was in currencies other than the U.S. dollar, as compared to 78% as of March 31, 2010.
Interest Rate Risk
Certain of the accounts we advise or sub-advise own fixed income securities. Further, from time to time, we may invest our excess cash balances in short-term U.S. government fixed income securities. Interest rate changes affect the fair value of such investments or the revenue we earn from them.
Assuming a 100 basis point increase or decrease in interest rates, we estimate that the value of the fixed income securities we manage or sub-advise would change by approximately $420.9 million. The impact of such change would not have a material impact on our revenues or net income.

In connection with borrowings under our $60 million term credit facility, assuming a 100 basis point increase or decrease in the LIBOR rate, the impact of such a change would not have a material impact on our net income.
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
Item 1A. Risk Factors.
Our Registration Statement on Form S-1 (File No. 333-166992) filed with the Securities and Exchange Commission on May 21, 2010, as amended, (“Form S-1”), contains a section entitled “Risk Factors.” We incorporate that section of the Form S-1 in this filing and readers should refer to it.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
In connection with a synthetic secondary offering, on May 18, 2010, and June 9, 2010, Investors issued an aggregate of 7.2 million shares of Class A common stock to each Principal in exchange for an equivalent number of New Class A Units and the cancelation of an equivalent number of shares of Class B common stock. These issuances are exempt from registration pursuant to Section 4(2) of the Act.
Use of Proceeds
On June 9, 2010, we completed a synthetic secondary offering of approximately 3.8 million shares of Class A common stock at a price of $17.33 per share, before the underwriting discount, for net proceeds of $62.1 million. The net proceeds were used to repurchase, at the secondary offering price, net of the underwriting discount, an aggregate of 3.8 million shares of Class A common stock from the Principals. All repurchased shares were retired. This transaction is described in our Form S-1, as filed with the SEC on May 21, 2010, as amended.
On June 17, 2010, the underwriters (managed by Goldman Sachs & Co. as lead underwriter) exercised part of their option to purchase additional shares of Class A common stock at the secondary offering price, net of the underwriting discount, resulting in the issuance of approximately 0.4 million shares of Class A common stock. The net proceeds were used to repurchase, at the secondary offering price, net of the underwriting discount, approximately 0.4 million shares of Class A common stock from the Principals. All repurchased shares were retired.

Investors’ share repurchase activity for each of the three months in the period ended June 30, 2010, was as follows:

Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
	Total Number of		as Part of Publicly	Yet be Purchased
	Shares	Average Price Paid	Announced Plans	Under the Plans or
Period	Repurchased(a)	Per Share	or Programs(b)	Programs(b)
April 1, 2010 through April 30, 2010	—	$—	—	—
May 1, 2010 through May 31, 2010	—	—	—	—
June 1, 2010 through June 30, 2010	4,208,695	16.46	—	—

For the quarter ended June 30, 2010	4,208,695	16.46	—	—

(a)	This column reflects the repurchase and retirement of approximately 3.8 million shares of Class A common stock in connection with the secondary offering during the second quarter of 2010 and the repurchase and retirement of approximately 0.4 million shares of Class A common stock in connection with the exercise of a portion of the underwriters’ option.

(b)	As of June 30, 2010, Investors did not have a share repurchase program. On July 27, 2010, our Board of Directors authorized a share repurchase program of up to 1,000,000 shares of our common stock. This repurchase is intended to eliminate the dilutive impact of restricted stock unit awards granted at the time of the IPO that have vested, or will vest, through 2011.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on August 3, 2010.

Artio Global Investors Inc.

By:	/s/ Francis Harte

	Name:	Francis Harte
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)