Form 10-Q
period 2010-09-30
Artio Global Investors Inc.
filed 2010-11-02
CIK 1419178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
☒Yes  ☐No
Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes  ☐No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer Non-accelerated filer	☐ ☒	(Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
As of October 31, 2010, there were 58,776,972 shares outstanding of the registrant’s Class A common stock, par value $0.001 per share, and Class C common stock, par value $0.01 per share.

Artio Global Investors Inc.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Consolidated Statements of Financial Position
(Unaudited)

	As of
	September 30,	December 31,
(in thousands, except for share amounts)	2010	2009

ASSETS
Cash and cash equivalents	$63,439	$60,842
Investments, at fair value:
Funds held for deferred compensation and other	9,690	7,910
Investments owned by the Consolidated Investment Products	9,894	—
Fees receivable and accrued fees, net of allowance for doubtful accounts	53,795	56,911
Deferred taxes	200,097	46,316
Income taxes receivable	15,933	10,983
Property and equipment, net	6,580	7,635
Other assets	4,725	5,357

Total assets	$364,153	$195,954

LIABILITIES AND EQUITY
Debt	$60,000	$60,000
Accrued compensation and benefits	29,903	31,478
Accounts payable and accrued expenses	7,108	9,093
Investments sold, not yet purchased by the Consolidated Investment Products, at fair value	399	—
Accrued income taxes payable	4,365	13,017
Due to GAM Holding Ltd.	—	40,100
Due under tax receivable agreement	167,406	33,655
Other liabilities	9,300	4,630

Total liabilities	278,481	191,973

Commitments and contingencies (Note 12)

Class A common stock (500,000,000 shares authorized, 2010 – 42,021,128 shares issued and outstanding; 2009 – 27,658,799 shares issued and outstanding)	42	28
Class B common stock (50,000,000 shares authorized, 2010 – 1,200,000 shares issued and outstanding; 2009 – 15,600,000 shares issued and outstanding)	1	15
Class C common stock (210,000,000 shares authorized, 2010 and 2009 – 16,755,844 shares issued and outstanding)	168	168
Additional paid-in capital	616,504	586,956
Accumulated deficit	(531,736)	(580,275)

Total stockholders’ equity	84,979	6,892
Non-controlling interests	693	(2,911)

Total equity	85,672	3,981

Total liabilities and equity	$364,153	$195,954

See accompanying notes to unaudited consolidated financial statements.

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,
(in thousands, except per share information)	2010	2009
Revenues and other operating income:
Investment management fees	$80,173	$83,477
Net gains on funds held for deferred compensation	722	977
Foreign currency gains	35	34

Total revenues and other operating income	80,930	84,488

Expenses:
Employee compensation and benefits:
Salaries, incentive compensation and benefits	24,772	22,390
Allocation of Class B profits interests	—	12,191
Change in redemption value of Class B profits interests	—	230,572
Tax receivable agreement	—	97,909

Employee compensation and benefits	24,772	363,062
Shareholder servicing and marketing	5,031	4,502
General and administrative	11,224	15,228

Total expenses	41,027	382,792

Operating income (loss) before income tax expense	39,903	(298,304)
Non-operating income (loss):
Interest income:
Investments of the Consolidated Investment Products	33	—
Other investments	1	110
Interest expense	(607)	(1)
Net gains on investments of the Consolidated Investment Products	46	—
Net gains on other investments	101	13
Other loss	(5)	—

Total non-operating income (loss)	(431)	122

Income (loss) before income tax expense	39,472	(298,182)
Income taxes	18,717	113,980

Net income (loss)	20,755	(412,162)
Net income attributable to non-controlling interests	756	261

Net income (loss) attributable to Artio Global Investors	$19,999	$(412,423)

Per share information:
Basic net income (loss) attributable to Artio Global Investors	$0.34	$(9.81)

Diluted net income (loss) attributable to Artio Global Investors	$0.34	$(9.81)

Weighted average shares used to calculate per share information:
Basic	58,679	42,052

Diluted	59,012	42,052

Dividends per basic share declared	$0.06	$4.83

See accompanying notes to unaudited consolidated financial statements.

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended September 30,
(in thousands, except per share information)	2010	2009
Revenues and other operating income:
Investment management fees	$249,301	$216,053
Net gains on funds held for deferred compensation	582	1,689
Foreign currency gains	13	66

Total revenues and other operating income	249,896	217,808

Expenses:
Employee compensation and benefits:
Salaries, incentive compensation and benefits	74,588	57,307
Allocation of Class B profits interests	—	33,663
Change in redemption value of Class B profits interests	—	266,110
Tax receivable agreement	—	97,909

Employee compensation and benefits	74,588	454,989
Shareholder servicing and marketing	15,177	11,710
General and administrative	31,954	32,806

Total expenses	121,719	499,505

Operating income (loss) before income tax expense	128,177	(281,697)
Non-operating loss:
Interest income:
Investments of the Consolidated Investment Products	33	—
Other investments	2	324
Interest expense	(1,927)	(13)
Net gains on investments of the Consolidated Investment Products	46	—
Net gains (losses) on other investments	99	(522)
Other income	7	—

Total non-operating loss	(1,740)	(211)

Income (loss) before income tax expense	126,437	(281,908)
Income taxes	49,376	121,854

Net income (loss)	77,061	(403,762)
Net income attributable to non-controlling interests	19,239	261

Net income (loss) attributable to Artio Global Investors	$57,822	$(404,023)

Per share information:
Basic net income (loss) attributable to Artio Global Investors	$1.14	$(9.62)

Diluted net income attributable to Artio Global Investors	$1.13	$(9.62)

Weighted average shares used to calculate per share information:
Basic	50,907	42,017

Diluted	51,137	42,017

Dividends per basic share declared	$0.18	$5.16

See accompanying notes to unaudited consolidated financial statements.

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
(Unaudited)

	Class A	Class B	Class C
	Common Stock	Common Stock	Common Stock	Additional	Retained		Non-
(in thousands, except per	(par value	(par value	(par value	Paid-in	Earnings	Stockholders’	controlling
share information)	$0.001)	$0.001)	$0.01)	Capital	(Deficit)	Equity	Interests	Total Equity
Balance as of January 1, 2009	$—	$—	$420	$17,930	$14,895	$33,245	$—	$33,245
Net income (loss)	—	—	—	—	(404,023)	(404,023)	261	(403,762)
Reclassification of liability awards	—	—	—	565,909	—	565,909	—	565,909
Issuance of Class B common stock (see Note 2)	—	18	—	—	—	18	—	18
Net benefit from step-up in tax basis	—	—	—	5,762	—	5,762	—	5,762
Initial public offering	25	—	—	614,875	—	614,900	—	614,900
Holdings units converted into Class A common stock and cancelation of Class B common stock	2	(2)	—	—	—	—	—	—
Shares repurchased	(2)	—	(226)	(614,672)	—	(614,900)	—	(614,900)
Share-based payments:
Directors’ awards	—	—	—	182	—	182	—	182
Amortization	—	—	—	87	—	87	—	87
Distribution to GAM Holding Ltd. of $5.16 per share	—	—	—	(17,950)	(216,856)	(234,806)	—	(234,806)
Establishment of non-controlling interests	—	—	—	10,425	—	10,425	(10,425)	—

Balance as of September 30, 2009	$25	$16	$194	$582,548	$(605,984)	$(23,201)	$(10,164)	$(33,365)

Balance as of January 1, 2010	$28	$15	$168	$586,956	$(580,275)	$6,892	$(2,911)	$3,981
Net income	—	—	—	—	57,822	57,822	19,239	77,061
Holdings units exchanged for Class A common stock and cancelation of Class B common stock (see Note 2)	14	(14)	—	3,253	—	3,253	(3,253)	—
Net benefit from step-up in tax basis (see Note 9)	—	—	—	24,176	—	24,176	—	24,176
Shares issued to the public (see Note 3)	4	—	—	69,286	—	69,290	—	69,290
Shares repurchased (see Note 3)	(4)	—	—	(77,249)	—	(77,253)	—	(77,253)
Share-based payments:
Directors’ awards	—	—	—	180	—	180	—	180
Amortization	—	—	—	9,662	—	9,662	—	9,662
Forfeitures	—	—	—	(172)	—	(172)	—	(172)
RSU dividend equivalents	—	—	—	339	(339)	—	—	—
Vested dividend equivalents	—	—	—	73	(73)	—	—	—
Distribution to non-controlling interests	—	—	—	—	—	—	(12,382)	(12,382)
Dividends of $0.18 per share	—	—	—	—	(8,871)	(8,871)	—	(8,871)

Balance as of September 30, 2010	$42	$1	$168	$616,504	$(531,736)	$84,979	$693	$85,672

See accompanying notes to unaudited consolidated financial statements.

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2010	2009
Cash flows from operating activities:
Net income (loss)	$77,061	$(403,762)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,012	2,405
Deferred compensation and share-based compensation	12,652	269,146
Deferred income taxes	4,146	89,002
Interest accrued on investments and accretion and amortization of discount and premium	—	268
Gains on investments	(727)	(1,167)
Changes in assets and liabilities:
Purchase of investments owned by the Consolidated Investment Products	(9,879)	—
Proceeds from sales or maturities of investments owned by the Consolidated Investment Products	430	—
Fees receivable and accrued fees, net of allowance for doubtful accounts	3,116	3,307
Due to/from GAM Holding Ltd.	—	(1,307)
Income taxes receivable	(4,950)	—
Other assets	632	(968)
Accrued compensation and benefits	(4,557)	71,688
Accounts payable and accrued expenses	(1,998)	1,478
Accrued income taxes payable	(8,652)	(398)
Other liabilities	4,670	(412)

Net cash provided by operating activities	73,956	29,280

Cash flows from investing activities:
Purchase of funds held for deferred compensation and other	(4,908)	(2,529)
Proceeds from sales or maturities of funds held for deferred compensation and other	3,809	66,633
Purchase of fixed assets	(957)	(841)

Net cash provided by (used in) investing activities	(2,056)	63,263

Cash flows from financing activities:
Proceeds from secondary offering	69,290	—
Proceeds from initial public offering	—	614,900
Repurchase and retirement of Class A common stock	(77,253)	(59,030)
Repurchase and retirement of Class C common stock	—	(555,870)
Issuance of Class B common stock	—	18
Distribution paid to GAM Holding Ltd.	(40,100)	—
Distributions paid to non-controlling interests	(12,382)	—
Dividends paid	(8,871)	(14,000)

Net cash used in financing activities	(69,316)	(13,982)

Effect of exchange rates on cash	13	66

Net increase in cash and cash equivalents	2,597	78,627
Cash and cash equivalents:
Beginning of period	60,842	86,563

End of period	$63,439	$165,190

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2010	2009

Cash paid during period for:
Income taxes, net of refunds	$59,091	$34,001
Interest expense	1,487	—
Supplementary information:
Non-cash transactions:
Deferred tax asset from step-up in tax basis	161,173	38,404
Exchange of New Class A Units for shares of Class A common stock	3,267	—
Cancelation of Class B common stock	14

See accompanying notes to unaudited consolidated financial statements.

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Background and Basis of Presentation
Artio Global Investors Inc. (“Investors” or the “Company”) and subsidiaries (collectively, “we,” “us” or “our”) comprises Investors and its four subsidiaries, Artio Global Holdings LLC (“Holdings”), an intermediate holding company, Artio Global Management LLC (“Investment Adviser”), a registered investment adviser under the Investment Advisers Act of 1940, Artio Global Institutional Services LLC (formerly known as Artio Capital Management LLC) and Artio Alpha Investment Funds, LLC (“Alpha,” the consolidated investment vehicle that includes the Artio Global Credit Opportunities Fund). We refer to the consolidated investment vehicles as the “Consolidated Investment Products.” As of September 30, 2010, Holdings was approximately 98% owned by Investors, 1% owned by Richard Pell, our Chairman, Chief Executive Officer and Chief Investment Officer (“Pell”), and 1% owned by Rudolph-Riad Younes, our Head of International Equity (“Younes,” together with Pell, the “Principals”). (See Note 2. Initial Public Offering, Changes in the Principals’ Interests, and Exchange of New Class A Units: Exchange of New Class A Units.) The Principals’ interests are reflected in the consolidated financial statements as non-controlling interests. Investment Adviser and Artio Global Institutional Services LLC are wholly owned subsidiaries of Holdings. As of September 30, 2010, Alpha was 100% owned by Holdings as a result of a seed money investment.
Investment Adviser is our primary operating entity and provides investment management services to institutional and mutual fund clients. It manages and advises the Artio Global Funds (the “Funds”), which are U.S. registered investment companies; commingled institutional investment vehicles; separate accounts; sub-advisory accounts; and the Consolidated Investment Products. Our assets under management (“AuM”) are invested primarily outside of the U.S. and our clients are primarily U.S.-based.
Our revenues fluctuate with changes in AuM and are based primarily on the U.S. dollar value of the investment assets we manage for clients. AuM may vary as a result of the market performance of the investments and client cash flows into or out of the investments. A majority of AuM are invested in assets denominated in currencies other than the U.S. dollar. As a result, the U.S. dollar value of AuM fluctuates with changes in foreign currency exchange rates.
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
As part of the preparation of the interim consolidated financial statements, we performed an evaluation of subsequent events occurring after the Consolidated Statement of Financial Position date of September 30, 2010, through to the date the interim consolidated financial statements were issued.
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
Before the IPO, each Principal had a 15% Class B profits interest in Investment Adviser, which was accounted for as compensation. Immediately prior to the IPO, each Principal exchanged his Class B profits interest for a 15% non-voting Class A membership interest in Holdings (“New Class A Units”), resulting in the compensation liability being reclassified as equity. Each Principal also purchased, at par value, nine million shares of voting, non-participating, Investors’ Class B common stock. In addition, the Principals entered into a tax receivable agreement with the Company. The Principals’ New Class A Units are accounted for as non-controlling interests.
Exchange of New Class A Units
Concurrent with the IPO, we entered into an exchange agreement with the Principals, which granted each Principal and certain permitted transferees the right to exchange New Class A Units for shares of Investors’ Class A common stock, on a one-for-one basis, subject to certain restrictions.
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
To enable the Principals to sell shares of Class A common stock to cover their taxes payable, as defined in the exchange agreement, on the exchanges discussed above, on June 9, 2010, we completed a synthetic secondary offering (the “secondary offering”) of approximately 3.8 million shares of Class A common stock at $17.33 per share, before the underwriting discount, for net proceeds of $62.1 million. The net proceeds were used to purchase at the same price and retire approximately 1.9 million shares of Class A common stock from each Principal. On June 14, 2010, the underwriters exercised a portion of their option to purchase additional shares of Class A common stock at the secondary offering price, net of the underwriting discount, resulting in the issuance of approximately 0.4 million shares of Class A common stock. We used the proceeds to repurchase at the same price and retire approximately 0.2 million shares of Class A common stock from each of the Principals.
After the exchanges in the second quarter of 2010, each Principal continues to own 600,000 shares of Class B common stock and 600,000 New Class A Units, representing approximately 1% of the outstanding New Class A Units of Holdings. The Principals’ ownership are accounted for as non-controlling interests.

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below sets forth the effect of the change in our ownership of Holdings as of September 30, 2010, after the exchange by the Principals of New Class A Units for shares of Class A common stock.

(in thousands)
Net income attributable to Artio Global Investors for the nine months ended September 30, 2010	$57,822
Increase in Additional paid-in capital due to exchange by the Principals of New Class A Units for shares of Class A common stock	3,253

As of September 30, 2010	$61,075

As a result of the exchanges of New Class A Units, we increased the tax basis of Holdings’ assets. This resulted in a $161.2 million increase in deferred tax assets. (See Note 9. Income Taxes: Tax Receivable Agreement.)
Note 3. Stockholders’ Equity
The table below sets forth the number of shares of Class A, Class B and Class C common stock issued and outstanding as of September 30, 2010.

	Class A	Class B	Class C
(in thousands)	Common Stock	Common Stock	Common Stock
As of December 31, 2009	27,659	15,600	16,756
Activity:
Exchange by the Principals(a)	14,400	(14,400)	—
Shares issued to the public(b)	4,209	—	—
Repurchase from the Principals(c)	(4,209)	—	—
2010 share repurchase program(d)	(531)	—	—
Restricted stock units vested	485	—	—
Shares issued to the independent directors(e)	8	—	—

As of September 30, 2010	42,021	1,200	16,756

(a)	Represents the issuance of 7.2 million shares of Class A common stock during the second quarter of 2010 to each of the Principals upon exchange of an equivalent number of New Class A Units. Upon the exchange of New Class A Units for Class A common stock, corresponding shares of Class B common stock were canceled.

(b)	Represents the 4.2 million shares of Class A common stock that were issued to the public in connection with the secondary offering, including 0.4 million shares issued to the underwriters in connection with exercising a portion of their option to purchase additional shares of Class A common stock.

(c)	Represents the effect of the retirement of Class A common stock repurchased by us from the Principals with the net proceeds of the secondary offering and the shares issued pursuant to the underwriters exercising a portion of their option to purchase additional shares of Class A common stock.

(d)	On July 27, 2010, our Board of Directors authorized a share repurchase program of up to 1,000,000 shares of our common stock. This repurchase is intended to eliminate the dilutive impact of RSU awards granted since the time of the IPO that have vested, or will vest, through 2011. As of September 30, 2010, we have purchased and retired 531,200 shares of our common stock for approximately $8.0 million under the 2010 share repurchase program.

(e)	Represents 8,376 shares of fully-vested Class A common stock (subject to transfer restrictions) that were awarded to our independent directors in the second quarter of 2010 as part of their annual compensation.
Note 4. Consolidated Investment Products
From time to time, we may make investments in the investment vehicles we manage, primarily as seed money. We evaluate these investment vehicles for consolidation. These investment vehicles are consolidated if (i) they are variable interest entities (“VIEs”), and we are the primary beneficiary, or (ii) they are voting interest entities, and we have a controlling interest. The net gains and losses of these investment vehicles are included in Net income in the Consolidated Statement of Operations.

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Holdings has a controlling financial interest in the Consolidated Investment Products, which are therefore included in our consolidated financial statements. The assets and liabilities of the Consolidated Investment Products are included in their respective accounts in our Consolidated Statement of Financial Position, and the investment income is included in Non-operating income (loss) in our Consolidated Statement of Operations.
A condensed consolidating statement of financial position as of September 30, 2010, including balances attributable to the Consolidated Investment Products, is as follows:

				Artio Global
		Consolidated		Investors Inc.
	Before	Investment		and Subsidiaries
(in thousands)	Consolidation (a)	Products	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$49,034	$14,405	$—	$63,439
Investments, at fair value	9,690	9,894	—	19 584
Investment in the Consolidated Investment Products	19,077	—	(19,077)	—
Other assets	280,178	952	—	281,130

Total assets	$357,979	$25,251	$(19,077)	$364,153

Liabilities and Equity:
Investments sold, not yet purchased by the Consolidated Investment Products, at fair value	$—	$399	$—	$399
Other liabilities	272,307	5,775	—	278,082

Total liabilities	272,307	6,174	—	278,481

Members’ equity		19,077	(19,077)	—
Common stock	211		—	211
Additional paid-in capital	616,504		—	616,504
Retained earnings (deficit)	(531,736)		—	(531,736)

Total stockholders’ equity	84,979	19,077	(19,077)	84,979
Non-controlling interests	693		—	693

Total equity	85,672	19,077	(19,077)	85,672

Total liabilities and equity	$357,979	$25,251	$(19,077)	$364,153

(a)	Represents Artio Global Investors Inc. and Subsidiaries with the investment in the Consolidated Investment Products accounted for under the equity method.
We did not have balances attributable to the Consolidated Investment Products as of December 31, 2009.

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
A condensed consolidating statement of operations for the three months ended September 30, 2010, including amounts attributable to the Consolidated Investment Products, is as follows:

				Artio Global
		Consolidated		Investors Inc.
	Before	Investment		and Subsidiaries
(in thousands)	Consolidation (a)	Products	Eliminations	Consolidated
Total revenues and other operating income	$80,930	$—	$—	$80,930
Total expenses	41,027	—	—	41,027

Operating income before income tax expense	39,903	—	—	39,903
Non-operating income (loss):
Equity in earnings of the Consolidated Investment Products	77		(77)	—
Interest income	1	33	—	34
Interest expense	(607)	—	—	(607)
Net gains on investments	101	46	—	147
Other income (loss)	(3)	(2)	—	(5)

Total non operating income (loss)	(431)	77	(77)	(431)

Income before income tax expense	39,472	77	(77)	39,472
Income taxes	18,717	—	—	18,717

Net income	20,755	77	(77)	20,755
Net income attributable to non-controlling interests	756	—	—	756

Net income, excluding non-controlling interests	$19,999	$77	$(77)	$19,999

(a)	Represents Artio Global Investors Inc. and Subsidiaries with the investment in the Consolidated Investment Products accounted for under the equity method.
We did not have amounts attributable to the Consolidated Investment Products for the three months ended September 30, 2009.

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
A condensed consolidating statement of operations for the nine months ended September 30, 2010, including amounts attributable to the Consolidated Investment Products, is as follows:

				Artio Global
		Consolidated		Investors Inc.
	Before	Investment		and Subsidiaries
(in thousands)	Consolidation (a)	Products	Eliminations	Consolidated
Total revenues and other operating income	$249,896	$—	$—	$249,896
Total expenses	121,719	—	—	121,719

Operating income before income tax expense	128,177	—	—	128,177
Non-operating income (loss):
Equity in earnings of the Consolidated Investment Products	77		(77)	—
Interest income	2	33	—	35
Interest expense	(1,927)	—	—	(1,927)
Net gains on investments	99	46	—	145
Other income	9	(2)	—	7

Total non operating income (loss)	(1,740)	77	(77)	(1,740)

Income before income tax expense	126,437	77	(77)	126,437
Income taxes	49,376	—	—	49,376

Net income	77,061	77	(77)	77,061
Net income attributable to non-controlling interests	19,239	—	—	19,239

Net income, excluding non-controlling interests	$57,822	$77	$(77)	$57,822

(a)	Represents Artio Global Investors Inc. and Subsidiaries with the investment in the Consolidated Investment Products accounted for under the equity method.
We did not have amounts attributable to the Consolidated Investment Products for the nine months ended September 30, 2009.
Note 5. Related Party Activities
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Funds investment management fees	$44,911	$46,732	$141,245	$122,101
Sub-advisory investment management fees on GAM-sponsored funds	723	487	1,930	1,340

Fees receivable related to investment management fees are included in Fees receivable and accrued fees, net of allowance for doubtful accounts in the Consolidated Statement of Financial Position as follows:

	As of
(in thousands)	September 30, 2010	December 31, 2009
Funds investment management fees	$14,825	$17,190
Sub-advisory investment management fees on GAM-sponsored funds	803	615

Other Related Party Transactions
In the third quarter of 2010, we made a $40.1 million payment to GAM, a capital distribution declared prior to the IPO. There is no remaining balance related to such capital distribution.
Prior to the IPO, we had a licensing fee arrangement with GAM for the use of the Julius Baer name in our products and marketing strategies. These licensing fees were $1.1 million for the three months ended September 30, 2009, and $2.7 million for the nine months ended September 30, 2009. This arrangement has been terminated.
Certain participants in the deferred compensation plan sponsored by Investors, for employees whose annual discretionary bonus award exceeds certain predefined amounts (the “Funded Plan”), direct a portion of their deferred bonuses to their choice of the Funds. Assets related to the Funded Plan are included in Funds held for deferred compensation on the Consolidated Statement of Financial Position and realized and changes in unrealized gains (losses) on investments in the Funds are recorded in Net gains (losses) on funds held for deferred compensation on the Consolidated Statement of Operations (see Note 6. Investments, at Fair Value and Investments Sold, Not Yet Purchased by the Consolidated Investment Products, at Fair Value).
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

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 6. Investments, at Fair Value and Investments Sold, Not Yet Purchased by the Consolidated Investment Products, at Fair Value
Investments as of September 30, 2010, and December 31, 2009, consist of the following:

	Fair		Unrealized	Unrealized
(in thousands)	Value	Cost	Gains	Losses
As of September 30, 2010:
Funds held for deferred compensation and other:
Artio Global Funds	$8,574	$8,670	$—	$(96)
Equity securities	1,098	1,000	98	—
Other	18	10	8	—

Total funds held for deferred compensation and other	$9,690	$9,680	$106	$(96)

Investments owned by the Consolidated Investment Products:
Equity securities	$537	$510	$27	$—
Fixed income investments:
Corporate bonds	5,855	5,843	12	—
Term loans	2,892	2,898	—	(6)
Preferred stock	610	605	5	—

Total investments owned by the Consolidated Investment Products	$9,894	$9,856	$44	$(6)

Investments sold, not yet purchased by the Consolidated Investment Products
Corporate bonds	$(399)	$(400)	$1	$—

Total investments sold, not yet purchased by the Consolidated Investment Products	$(399)	$(400)	$1	$—

As of December 31, 2009:
Funds held for deferred compensation and other:
Artio Global Funds	$7,892	$8,448	$—	$(556)
Other	18	10	8	—

Total funds held for deferred compensation and other	$7,910	$8,458	$8	$(556)

We did not have investments owned by the Consolidated Investment Products as of December 31, 2009.
We carry our investments portfolio at fair value using a valuation hierarchy based on the transparency of the inputs to the valuation techniques used to measure fair value. The Consolidated Investment Products carries its investment securities at fair value. Classification within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The valuation hierarchy contains three levels: (i) valuation inputs comprising unadjusted quoted market prices for identical assets or liabilities in active markets (“Level 1”); (ii) valuation inputs comprising quoted prices for identical assets or liabilities in markets that are not active, quoted market prices for similar assets and liabilities in active markets, and other observable inputs directly or indirectly related to the asset or liability being measured (“Level 2”); and (iii) valuation inputs that are unobservable and are significant to the fair value measurement (“Level 3”).

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Our investments as of September 30, 2010, and December 31, 2009, are valued using prices as follows:

			Level 2	Level 3
			Other	Significant
		Level 1	Observable	Unobservable
(in thousands)	Total	Quoted Prices	Inputs	Inputs

As of September 30, 2010:
Funds held for deferred compensation and other:
Artio Global Funds	$8,574	$8,574	$—	$—
Equity securities	1,098	1,098	—	—
Other	18	—	—	18

Total funds held for deferred compensation and other	$9,690	$9,672	$—	$18

Investments owned by the Consolidated Investment Products:
Equity securities	$537	$—	$537	$—
Fixed income investments	9,357	—	9,357	—

Total investments owned by the Consolidated Investment Products	$9,894	$—	$9,894	$—

Investments sold, not yet purchased by the Consolidated Investment Products:
Fixed income investments	$(399)	$—	$(399)	$—

Total investments sold, not yet purchased by the Consolidated Investment Products	$(399)	$—	$(399)	$—

As of December 31, 2009:
Funds held for deferred compensation:
Artio Global Funds	$7,892	$7,892	$—	$—
Other investments	18	—	—	18

Total funds held for deferred compensation	$7,910	$7,892	$—	$18

Fixed income investments are generally valued using prices provided directly by independent third-party services or provided directly from one or more broker dealers or market makers. The pricing services may use valuation models or matrix pricing, which considers yield or price with respect to comparable bonds, quotations from bond dealers or by reference to other securities that are considered comparable in such characteristics as rating, interest rate and maturity date, to determine current value. Assets and liabilities initially expressed in foreign currency values are converted into U.S. dollar values. Short-term dollar-denominated investments that mature in 60 days or less are valued on the basis of amortized cost.
There were no transfers between Level 1 and Level 2 securities.
The change in Level 3 securities is as follows:

	As of
	September 30,	September 30,
(in thousands)	2010	2009

Beginning of period	$18	$15
Unrealized gains (losses)	—	2

End of period	$18	$17

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Changes in unrealized gains (losses) and realized gains (losses) are recorded in Net gains (losses) on investments of the Consolidated Investment Products, Net gains (losses) on other investments and Net gains (losses) on funds held for deferred compensation on our Consolidated Statement of Operations, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009

Equity securities:
Change in unrealized gains (losses)	$27	$—	$27	$—
Fixed income investments:
Change in unrealized gains (losses)	7	—	7	—
Realized gains (losses)	8	—	8	—
Other investments:
Change in unrealized gains (losses)	4	—	4	—

Net gains on investments of the Consolidated Investment Products	$46	$—	$46	$—

Equity securities:
Change in unrealized gains	$98	$—	$98	$—
U.S. government and agency and other securities:
Change in unrealized losses	—	(28)	—	(562)
Realized gains (losses)	—	38	—	38
Other investments:
Change in unrealized gains	2	3	—	2
Realized gains (losses)	1	—	1	—

Net gains (losses) on other investments	$101	$13	$99	$(522)

Artio Global Funds:
Change in unrealized gains (losses)	$729	$977	$460	$1,851
Realized gains (losses)	(7)	—	122	(162)

Net gains (losses) on funds held for deferred compensation	$722	$977	$582	$1,689

Note 7. Debt
In September 2009, Holdings entered into a $110 million credit facility consisting of a $60 million three-year term credit facility and a $50 million three-year revolving credit facility.
In October 2009, Holdings borrowed $60 million under the term credit facility. As of September 30, 2010, the interest rate was 3.52%. The amortization schedule requires quarterly principal payments of 7.5% in both years two and three, beginning on December 31, 2010, with a final payment of 40% at maturity. There is no remaining capacity under the term credit facility. The revolving credit facility was not used during the nine months ended September 30, 2010.
The covenants in the credit facility agreement require compliance with certain financial ratios. As of September 30, 2010, Holdings was in compliance with all such debt covenants.

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 8. Share-Based Payments
A summary of restricted stock unit (“RSU”) activity under the Artio Global Investors Inc. 2009 Stock Incentive Plan (the “Plan”) for the nine months ended September 30, 2010, follows:

	Weighted-Average
	Grant Date Fair		RSU Dividend
	Value(a)	Number of RSUs	Equivalents

Granted and unvested as of December 31, 2009		2,146,758	—
Grants:
Unvested RSUs granted to certain officers and employees	$21.86	232,983
Dividend equivalents			22,990
Vesting:
RSUs	26.25	(481,070)
Dividend equivalents			(4,083)
Forfeitures:
Unvested RSUs granted to certain officers and employees	26.10	(41,674)
Dividend equivalents			(206)

Granted and unvested as of September 30, 2010		1,856,997	18,701

(a)	Weighted-average grant date fair value for grants is based on the closing price on the grant date.
During the nine months ended September 30, 2010, we made grants of an aggregate 232,983 RSUs to certain officers and employees. The granted RSUs vest pro rata, on an annual basis over a three-year period from the date of the grant.
Under the Plan, holders of RSUs are entitled to RSU dividend equivalents in the form of additional RSUs, which are determined by, and equivalent to, dividends declared and paid on Investors’ common stock during the period. The RSU dividend equivalents vest at the same time and on the same basis as the underlying RSUs to which they relate, and accordingly, are forfeitable.
Activity under the Plan was as follows:

Units

Available for grant at inception	9,700,000
RSUs granted and unvested as of September 30, 2010	(1,856,997)
RSUs vested as of September 30, 2010	(481,070)
RSU dividend equivalents outstanding as of September 30, 2010	(18,701)
RSU dividend equivalents vested as of September 30, 2010	(4,083)
Fully-vested restricted stock granted to independent directors	(23,019)

Available for grant as of September 30, 2010	7,316,130

During 2010, we made an aggregate grant of 8,376 fully-vested shares of our Class A common stock, subject to transfer restrictions, to our independent directors.

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 9. Income Taxes
A summary of the provisions for income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009

Current:
Federal	$9,093	$12,594	$30,204	$27,716
State and local	4,089	(2,249)	15,026	5,136

Total	13,182	10,345	45,230	32,852

Deferred:
Federal	4,220	71,984	2,925	61,792
State and local	1,315	31,651	1,221	27,210

Total	5,535	103,635	4,146	89,002

Income tax expense	$18,717	$113,980	$49,376	$121,854

Tax years 2006 to the present are open for examination by Federal, state and local tax authorities. We are currently under examination by New York State tax authorities for the years 2006 through 2008 and by New York City tax authorities for Investment Adviser for the year 2006. There are waivers to extend our 2006 New York State and New York City tax years to September 2011.
A reconciliation between the Federal statutory tax rate of 35% and the effective tax rates are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in percentages)	2010	2009	2010	2009

Federal statutory rate	35%	35%	35%	35%
State and local, net of Federal benefit, and other	8	9	8	8
Non-controlling interests	(1)	—	(7)	—
Permanent differences:
Compensation expenses – fully vested Class B profits interests	—	(32)	—	(40)
Compensation expenses – tax receivable agreement	—	(14)	—	(14)
Vesting of RSUs(a)	5	—	2	—
De-recognition of deferred tax asset	—	(35)	—	(31)
Other	—	(1)	1	(1)

Total	47%	(38)%	39%	(43)%

(a)	In the third quarter of 2010, we decreased the carrying value of the deferred tax asset by $1.9 million due to the vesting of RSUs at a price lower than their grant-date price.
Tax Receivable Agreement
Concurrent with the IPO, the Principals entered into an exchange agreement with us which provides that they may exchange their New Class A Units for shares of Investors’ Class A common stock. Holdings has made an election pursuant to Section 754 of the Internal Revenue Code of 1986, as amended, upon such an exchange, to increase the tax basis of its assets. We entered into a tax receivable agreement with the Principals under which each Principal is entitled to receive 85% of the tax benefits realized by us in our tax returns as a result of the increases in tax basis created by that Principal’s exchange. Amounts due to the Principals under the tax receivable agreement are payable approximately 60 days after we file our income tax returns.
In the second quarter of 2010, each Principal exchanged an aggregate of 7.2 million shares of their New Class A Units for an equivalent number of shares of Investors’ Class A common stock (see Note 2. Initial Public Offering,

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Changes in the Principals’ Interests, and Exchange of New Class A Units: Exchange of New Class A Units). At the time of the exchanges, a deferred tax asset of $161.2 million was established for the estimated future tax benefits, resulting from the amortization of the increased tax basis. Of the deferred tax asset recorded at the time of the exchanges, $137.0 million, representing 85% of the benefits, was recorded in Due under tax receivable agreement, and the remaining 15%, or $24.2 million, was recorded in Additional paid-in capital on the Consolidated Statement of Financial Position.
Although the tax receivable agreement payments are calculated based on annual tax savings, for the nine months ended September 30, 2010, the payments which would have been made pursuant to the tax receivable agreement, if such period was calculated by itself, are estimated to be $3.2 million.
Note 10. Earnings Per Share (“EPS”)
Basic and diluted EPS from continuing operations were calculated using the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009

Net income (loss) attributable to Artio Global Investors – Basic	$19,999	$(412,423)	$57,822	$(404,023)

Net income attributable to non-controlling interests(b)	—	—	—	—
Income tax related to non-controlling interests(b)	—	—	—	—

Net income (loss) - Diluted	$19,999	$(412,423)	$57,822	$(404,023)

Weighted average shares for basic EPS	58,679	42,052	50,907	42,017
Dilutive potential shares from grants of RSUs(a)	333	—	230	—
Dilutive potential shares from exchange of New Class A Units by the Principals(b)	—	—	—	—

Weighted average shares for diluted EPS	59,012	42,052	51,137	42,017

(a)	The potential impact of an additional 1.8 million granted RSUs was antidilutive for the three months and nine months ended September 30, 2010. The RSUs were antidilutive for the three months and nine months ended September 30, 2009.
(b)	The potential impact of the exchange of New Class A Units by the Principals, and cancelation of corresponding shares of Class B common stock, for Class A common stock of 9.1 million weighted average shares for the nine months ended September 30, 2010, and 1.2 million weighted average shares for the three months ended September 30, 2010, was antidilutive. The exchanges of New Class A Units were antidilutive for the three months and nine months ended September 30, 2009.
On October 25, 2010, our Board of Directors declared a dividend of $0.06 per share to be paid on November 23, 2010, to holders of record of our Class A and Class C common stock at the close of business on November 10, 2010. To provide funding for the dividend payable to the holders of record of our Class A and Class C common stock, a distribution by Holdings of $0.06 per New Class A Unit will be paid to all members of Holdings, including the Principals.
Note 11. Leases
As of December 31, 2009, a portion of our office space was unoccupied. In May 2010, Investment Adviser entered into an agreement to sublet the unused office space. The sublet agreement did not result in an additional charge to income.

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 12. Commitments and Contingencies
Although we may not have an explicit legal obligation to do so, we have, at our discretion, reimbursed client accounts for certain operational losses incurred.
There are no claims against us that are considered probable or reasonably possible of having a material effect on our cash flows, results of operations or financial position.
Our cash balances, excluding cash balances held by the Consolidated Investment Products, are held primarily with a single U.S.-based large money center bank. Effective January 1, 2010, the bank holding our cash balances ended its participation in the U.S. Government’s Transaction Account Guarantee Program, which provided unlimited Federal deposit insurance on our cash balances. Substantially all of our cash balances exceed the insurance provided by the Federal Deposit Insurance Corporation.
Note 13. Recently Issued Accounting Pronouncements
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
In January 2010, the FASB issued an Accounting Standards Update to ASC 820.10, Fair Value Measurements and Disclosures (FAS 157), to improve disclosures about fair value measurements. In the third quarter of 2010, we invested seed money in the Consolidated Investment Products. We have included the expanded disclosure requirements, if applicable, in Note 6. Investments, at Fair Value and Investments Sold, Not Yet Purchased by the Consolidated Investment Products, at Fair Value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).
Introduction
Artio Global Investors Inc. (“Investors” or the “Company”) and subsidiaries (collectively, “we,” “us” or “our”) comprises Investors and its four subsidiaries, Artio Global Holdings LLC (“Holdings”), an intermediate holding company, Artio Global Management LLC (“Investment Adviser”), a registered investment adviser under the Investment Advisers Act of 1940, Artio Global Institutional Services LLC (formerly known as Artio Capital Management LLC) and Artio Alpha Investment Funds, LLC (“Alpha,” the consolidated investment vehicle that includes the Artio Global Credit Opportunities Fund). We refer to the consolidated investment vehicles as the “Consolidated Investment Products.” Holdings is approximately 98% owned by Investors, 1% owned by Richard Pell, our Chairman, Chief Executive Officer and Chief Investment Officer (“Pell”), and 1% owned by Rudolph-Riad Younes, our Head of International Equity (“Younes,” together with Pell, the “Principals”). The Principals’ interests are reflected in the Consolidated Financial Statements as non-controlling interests. Investment Adviser and Artio Global Institutional Services LLC are wholly owned subsidiaries of Holdings. As of September 30, 2010, Alpha is 100% owned by Holdings as a result of a seed money investment.
Our MD&A is provided in addition to the accompanying consolidated financial statements and footnotes to assist readers in understanding our results of operations and liquidity and capital resources. The MD&A is organized as follows:
•	General Overview. Beginning on page 23, we provide a summary of our overall business, our 2009 initial public offering (“IPO”), the exchanges of New Class A Units by the Principals in the second quarter of 2010 and the related synthetic secondary offering (the “secondary offering”), and the economic environment.

•	Key Performance Indicators. Beginning on page 25, we discuss some of the operating and financial indicators that guide management’s review of our performance.

•	Assets Under Management. Beginning on page 29, we provide a detailed discussion of our assets under management (“AuM”), which is a major driver of our operating revenues and key performance indicators.

•	Revenues and Other Operating Income. Beginning on page 34, we compare our revenue and other operating income to the corresponding period a year ago.

•	Operating Expenses. Beginning on page 35, we compare our operating expenses to the corresponding period a year ago.

•	Non-operating Income (Loss). Beginning on page 37, we compare our non-operating income (loss) to the corresponding period a year ago.

•	Income Taxes. Beginning on page 37, we compare our effective tax rates to the corresponding period a year ago.

•	Liquidity and Capital Resources. Beginning on page 38, we discuss our working capital as of September 30, 2010, and December 31, 2009, and cash flows for the first nine months of 2010 and 2009. Also included is a discussion of the amount of financial capacity available to help fund our future activities.

•	New Accounting Standards. Beginning on page 40, we discuss new accounting pronouncements that may apply to us.

•	Cautionary Note Regarding Forward-Looking Statements. Beginning on page 40, we describe the risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements set forth in this Form 10-Q relating to our financial results, operations, business plans and prospects.

Such forward-looking statements are based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances.
General Overview
Business
We are an asset management company that provides investment management services to institutional and mutual fund clients. We manage and advise proprietary funds; commingled institutional investment vehicles; institutional separate accounts; sub-advisory accounts; and the Consolidated Investment Products. Our operations are based principally in the U.S. However, our AuM are invested primarily outside of the U.S. and our clients are primarily U.S.-based. Our revenues are primarily billed in U.S. dollars and are computed on the U.S. dollar value of the investment assets we manage for clients. The U.S. dollar value of AuM fluctuates with changes in foreign currency exchange rates. As of September 30, 2010, 83% of our AuM were in currencies other than the U.S. dollar. Changes in foreign currency exchange rates may have a material impact our revenues. Our AuM benefited from the weakening of the U.S. dollar in the third quarter of 2010. Our expenses are primarily billed and paid in U.S. dollars and not significantly impacted by foreign currency exchange rates.
Initial Public Offering, Changes in Principals’ Interests and Exchange of New Class A Units
2009 Initial Public Offering and Changes in Principals’ Interests
Prior to the completion of our initial public offering (“IPO”) of Investors’ Class A common stock, listed on the New York Stock Exchange under the symbol “ART” as of September 29, 2009, Investors was a wholly owned subsidiary of GAM Holding Ltd. (“GAM”), a Swiss corporation formerly known as Julius Baer Holding Ltd.
Before the IPO, each Principal had a 15% Class B profits interest in Investment Adviser, which was accounted for as compensation. Immediately prior to the IPO, each Principal exchanged his Class B profits interest for a 15% non-voting Class A membership interest in Holdings (“New Class A Units”). Subsequent to the IPO, the Principals’ New Class A Units are accounted for as non-controlling interests.
Exchange of New Class A Units
In the second quarter of 2010, each Principal exchanged 7.2 million New Class A Units for 7.2 million restricted shares of Class A common stock. At the time of the exchanges, 7.2 million shares of Class B common stock were surrendered by each of the Principals and canceled.
Also in the second quarter of 2010, in order to enable the Principals to sell shares of Class A common stock to cover their taxes payable, as defined in the exchange agreement, as amended, (the “exchange agreement”) on the exchanges discussed above, 4.2 million shares of Class A common stock were issued to the public in connection with a secondary offering, including 0.4 million shares issued to the underwriters that exercised a portion of their option to purchase shares of Class A common stock. The net proceeds were used to purchase and retire 2.1 million shares of Class A common stock from each Principal. We did not retain any of the proceeds related to the secondary offering.
Following the exchanges in the second quarter of 2010, each Principal retained 600,000 New Class A Units, representing an approximate 1% interest in Holdings, which are accounted for as non-controlling interests.
As a result of the exchanges of New Class A Units, we increased the tax basis of Holdings’ assets, resulting in a $161.2 million increase in deferred tax assets. (See Notes to Consolidated Financial Statements, Note 9. Income Taxes: Tax Receivable Agreement.)

Economic Environment
As an investment manager, we derive substantially all of our operating revenues from providing investment management services to our institutional and mutual fund clients. Such revenues are driven by the amount and composition of our AuM, as well as by our fee structure. Accordingly, our business results are sensitive to the prevailing global economic climate and its impact on investor sentiment and capital markets.
The third quarter of 2010 provided relief for equity investors as the major indices moved decidedly upward during the period. Although August proved difficult for equity markets, the strong showings in both July and September more than made up for it. The extent to which the global economy is on the mend continues to be debated by investors. However, during the quarter, these concerns began to ease and investors took comfort in the belief the Federal Reserve will provide additional accommodation if needed to safeguard the U.S. economy, including speculation that it may embark on another round of quantitative easing later in the year. An encouraging sign came from a surprisingly strong bounce back in merger and acquisition activity in the third quarter, as certain companies took advantage of lower borrowing costs.
Within fixed income markets, the sovereign debt crisis in Europe took the spotlight once again in September. The cost of insuring Irish government debt against default rose as investors grew concerned that it may be overwhelmed by potential bank bailout costs. In addition, credit spreads in peripheral euro-region countries widened amid concerns that the overall government debt crisis may be worsening. However, by quarter-end, news that Ireland’s government was preparing to take majority control of Allied Irish Bank and inject additional cash had a calming effect on some of the peripheral debt markets.
While weakness in the euro was a major issue for U.S. dollar based investors for the first half of 2010, the euro staged a comeback during the third quarter, repairing part of the damage for investors who had ventured into overseas markets. The move upward in the euro was further supported by an increase in German business confidence in September and news at quarter-end that German unemployment had further declined on export-led demand.
Emerging markets continued to produce returns above their developed market counterparts. Commodity-rich countries, such as those in Latin America, benefited as the price of gold and other metals rose. China’s trade surplus surged to its highest level in eighteen months as China surpassed Japan as the world’s second largest economy.
Economic data continues to paint an unclear picture as to the sustainability of the global economic recovery. While the recent strength in equity markets may lead to some improvement in overall investor sentiment, we believe that the general appetite for risk remains low.

Key Performance Indicators
Our management reviews our performance on a monthly basis, focusing on the indicators described below.

(in millions, except basis points, percentages and per	Three Months Ended September 30,		Nine Months Ended September 30,
share amounts)	2010	2009	2010	2009
Operating indicators
AuM at end of period	$53,860	$55,798	$53,860	$55,798
Average AuM for period(a)	51,004	51,793	52,945	46,051
Net client cash flows	(1,420)	321	(3,140)	1,294

Financial indicators
Investment management fees	80	83	249	216
Effective fee rate (basis points)(b)	62.4	63.9	63.0	62.7
Adjusted operating income(c)	43	43	137	116
Adjusted operating margin(d)	52.5%	50.2%	54.6%	53.3%
Adjusted EBITDA(c)	44	44	140	118
Adjusted EBITDA margin(d)	53.9%	51.6%	55.9%	54.4%
Adjusted compensation ratio(c)(e)	27.4%	26.4%	26.5%	26.3%
Adjusted net income attributable to Artio Global Investors(c)	24	28	76	69
Diluted earnings per share	$0.34	$(9.81)	$1.13	$(9.62)
Adjusted diluted earnings per share(f)	$0.40	$0.47	$1.26	$1.15

(a)	Average AuM for a period is computed on the beginning-of-first-month balance and all end-of-month balances within the period.
(b)	The effective fee rate is computed by dividing annualized investment management fees (normalized for the number of days in the period) by average AuM for the period.
(c)	See the “Adjusted Performance Measures” section of this MD&A for reconciliations of Employee compensation and benefits to Adjusted compensation; Operating income (loss) before income tax expense to Adjusted operating income; Net income (loss) attributable to Artio Global Investors to Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”); and Net income (loss) attributable to Artio Global Investors to Adjusted net income attributable to Artio Global Investors.
(d)	Adjusted operating and Adjusted EBITDA margins are calculated by dividing Adjusted operating income and Adjusted EBITDA by Total revenues and other operating income.
(e)	Calculated as Adjusted compensation(c) divided by Total revenues and other operating income.
(f)	Adjusted diluted earnings per share is calculated by dividing Adjusted net income attributable to Artio Global Investors by Adjusted weighted average diluted shares (see the “Adjusted Performance Measures” section of this MD&A).
Operating Indicators
Our revenues are driven by the amount and composition of our AuM, as well as by our fee structure. As a result, management closely monitors our AuM. We believe average AuM is important as most of our fees are calculated based on daily or monthly AuM, rather than quarter-end balances of AuM.
Net client cash flows represent sales either to new or existing clients, less redemptions. Our net client cash flows are driven primarily by the performance of our investment strategies, competitiveness of fee rates, the success of our marketing and client service efforts, and the state of the overall equity and fixed income markets, including appetite for risk. In addition, our net client cash flows reflect client-specific actions, such as portfolio rebalancing or decisions to change portfolio managers. Our net client cash outflows of $1.4 billion in the three months ended September 30, 2010, and $3.1 billion in the nine months ended September 30, 2010, included gross client cash outflows of $3.3 billion in the three months ended September 30, 2010, and $10.9 billion in the nine months ended September 30, 2010, which we believe reflected, among other factors, short-term underperformance in our International Equity strategies and specific individual client asset allocation decisions.
As of September 30, 2010, AuM of $53.9 billion had decreased 3% from the comparable 2009 period, as market appreciation was more than offset by net client cash outflows.

Industry commentators have recently identified several industry trends that may affect our client cash flows going forward, including: growing interest from U.S. institutions in cross-border investing across asset classes; growing interest in passive equity investments; and a move by certain corporate pension plans towards a liability-driven investment approach.
Continued appetite for cross-border investing across asset classes is constructive for many of our investment strategies, in particular, increased interest from U.S. institutions in Global Equity as an asset class. In light of expectations for further quantitative easing and the potential for continued weakness in the U.S. dollar, we expect increased interest in cross-border investing to continue. While we believe there remains a strong case for active investment management across many asset classes, sustained growth in the market share of passive investments is viewed as unfavorable for our business, as would a sustained move towards a liability-driven investment approach. The extent to which our strategies participate in activity resulting from these trends will depend upon a numbers of factors, including investment performance.
During the third quarter of 2010, the health of the global economy and sustainability of a recovery continued to be questioned. As a result, we believe that generally lower appetite for risk may dampen equity search activity in the fourth quarter of 2010. In addition, further underperformance in our International Equity strategies may negatively impact our net client cash flows.
Financial Indicators
Management reviews certain financial ratios to monitor progress with internal forecasts, understand the underlying business and compare our firm with others in the asset management industry. The effective fee rate represents the amount of investment management fees we earn divided by the average dollar value of client assets we manage. We use this information to evaluate the contribution to revenue of our products. Operating and EBITDA margins are important indicators of our profitability and the efficiency of our business model. (See the “Adjusted Performance Measures” section of this MD&A for a discussion of financial indicators not prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”).) Other ratios shown in the “Key Performance Indicators” table above allow us to review expenses in comparison with our revenues.
Our effective fee rate of 62.4 basis points for the three months ended September 30, 2010, decreased compared to the corresponding period in 2009 mainly due to an increase of the proportion of our average AuM within our fixed income strategies, which typically have average fee rates lower than our equity strategies, and the derecognition of a $0.4 million performance fee from the second quarter of 2010. Our effective fee rate for the nine months ended September 30, 2010, slightly increased over the corresponding period in 2009, due primarily to the impact of a clawback of performance fees recorded in 2009.
Our Adjusted operating income and Adjusted EBITDA margins in the three months ended September 30, 2010, increased compared to the corresponding period in 2009, as declines in expenses exceeded declines in revenues. Our Adjusted operating income and Adjusted EBITDA margins in the nine months ended September 30, 2010, increased compared to the corresponding period in 2009, as revenue growth exceeded expense growth. Although the economic events in the latter part of 2008 severely impacted our business in 2009 and 2010, we continued to generate strong Adjusted operating income and Adjusted EBITDA margins, which we believe reflects the strength of our franchise and the variability of our expense base.
Adjusted Performance Measures
Certain of our financial indicators are adjusted versions of balances in our consolidated financial statements and are not prepared in conformity with GAAP. We believe these adjusted financial indicators are meaningful as they are more representative of our ongoing organizational structure. The adjustments primarily relate to certain expenses recorded in Employee compensation and benefits and the tax effects associated with those adjustments. For the three months and nine months ended September 30, 2010, we have excluded the amortization expense associated with equity awards granted to employees at the time of the IPO. For the three months and nine months ended September 30, 2009, we have excluded the compensation charges associated with the former compensation structure of the Principals, as that structure ended upon our IPO. In addition, we have adjusted Income taxes to reflect the appropriate effective tax rate for each period after taking into consideration these non-GAAP adjustments. We also present Adjusted net income attributable to Artio Global Investors per diluted share, which assumes the full exchange of our Principals’ non-controlling interests for Class A common stock at the beginning of each period presented. These adjustments are reflected in Adjusted operating income, Adjusted operating margin, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted compensation ratio, Adjusted net income attributable to Artio Global Investors and Adjusted diluted earnings per share.

The following table provides reconciliations of Employee compensation and benefits to Adjusted compensation, Operating income (loss) before income tax expense to Adjusted operating income, Net income (loss) attributable to Artio Global Investors to Adjusted EBITDA, and Net income (loss) attributable to Artio Global Investors to Adjusted net income attributable to Artio Global Investors.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009
Employee compensation and benefits	$25	$363	$75	$455
Less compensation adjustments:
Allocation of Class B profits interests	—	12	—	34
Change in redemption value of Class B profits interests	—	231	—	266
Tax receivable agreement	—	98	—	98
Amortization expense of IPO-related restricted stock unit grants	3	—	9	—

Total compensation adjustments	3	341	9	398

Adjusted compensation	$22	$22	$66	$57

Operating income (loss) before income tax expense	$40	$(298)	$128	$(282)
Add: total compensation adjustments	3	341	9	398

Adjusted operating income	$43	$43	$137	$116

Net income (loss) attributable to Artio Global Investors	$20	$(412)	$58	$(404)
Add: net income attributable to non-controlling interests	1	—	19	—
Add: income taxes	18	114	49	122
Add: deferred bonus – stock	—	—	1	—
Add: non-operating (income) loss(a)	1	—	2	—
Add: depreciation and amortization(b)	1	1	2	2
Add: total compensation adjustments	3	341	9	398

Adjusted EBITDA	$44	$44	$140	$118

Net income (loss) attributable to Artio Global Investors	$20	$(412)	$58	$(404)
Add: net income attributable to non-controlling interests	1	—	19	—
Add: total compensation adjustments	3	341	9	398
Tax impact of adjustments	—	99	(10)	75

Adjusted net income attributable to Artio Global Investors	$24	$28	$76	$69

Weighted average diluted shares	59	42	51	42
Adjusted weighted average diluted shares(c)	60	60	60	60

(a)	Non-operating income (loss) represents primarily interest income and expense, including gains and losses on interest-bearing funds held for deferred compensation and on investments of the Consolidated Investment Products.

(b)	Excludes amortization expense associated with equity awards granted at the time of the IPO, as such expense is included in total compensation adjustments.

(c)	Adjusted weighted average diluted shares assumes Investors ownership structure following the IPO was in effect at the beginning of each period and that the Principals had exchanged all of their New Class A Units for Class A common stock.

Assets under Management (“AuM”)
Changes to our AuM, the distribution of our AuM among our investment products and investment strategies, and the effective fee rates on our products, all affect our operating results from one period to another.
The amount and composition of our AuM are, and will continue to be, influenced by a variety of factors including, among other things:
•	investment performance, including our investment decisions and fluctuations in both the financial markets and foreign currency exchange rates;

•	client cash flows into and out of our investment products;

•	the mix of AuM among our various strategies; and

•	our introduction or closure of investment strategies and products.
Our core investment strategies cover the following asset classes:
•	International Equity;

•	Global Equity;

•	U.S. Equity;

•	High Grade Fixed Income; and

•	High Yield.
Investors are able to invest in our strategies through the investment vehicles set forth in the following table.
The following table sets forth a summary of our AuM by investment vehicle type as of September 30, 2010 and 2009.

	As of September 30,		As a % of AuM as of September 30,
(in millions, except percentages)	2010	2009	2010	2009

Proprietary Funds(a)
A shares	$7,334	$7,777
I shares(b)	15,431	16,286

Total	22,765	24,063	42.3%	43.1%
Institutional commingled funds	8,894	8,916	16.5	16.0
Separate accounts	17,611	17,396	32.7	31.2
Sub-advisory accounts	4,590	5,423	8.5	9.7

Ending AuM	$53,860	$55,798	100.0%	100.0%

(a)	Proprietary Funds include both SEC-registered funds and private offshore funds. SEC-registered mutual funds within our proprietary funds are: Artio International Equity Fund; Artio International Equity Fund II; Artio Total Return Bond Fund; Artio Global High Income Fund; Artio Global Equity Fund Inc.; Artio U.S. Microcap Fund; Artio U.S. Midcap Fund; Artio U.S. Multicap Fund; and Artio U.S. Smallcap Fund.

(b)	Amounts invested in private offshore funds are categorized as “I” shares.
The different fee structures associated with each type of investment vehicle make the composition of our AuM an important determinant of the investment management fees we earn. We typically earn higher effective investment management fee rates from our proprietary funds and institutional commingled funds as compared to our separate and sub-advised accounts.

The following table sets forth the changes in AuM by investment vehicle type.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2010	2009	% Change	2010	2009	% Change
Proprietary Funds:
Beginning AuM	$21,030	$20,153	4%	$24,482	$19,466	26%
Gross client cash inflows	1,160	1,821	(36)	4,838	5,644	(14)
Gross client cash outflows	(2,045)	(1,730)	(18)	(6,884)	(5,071)	(36)

Net client cash flows	(885)	91	(1,073)	(2,046)	573	(457)
Transfers between investment vehicles	—	—	—	—	—	—

Total client cash flows	(885)	91	(1,073)	(2,046)	573	(457)
Market appreciation	2,620	3,819	(31)	329	4,024	(92)

Ending AuM	22,765	24,063	(5)	22,765	24,063	(5)

Institutional Commingled Funds:
Beginning AuM	7,842	7,324	7	9,198	7,056	30
Gross client cash inflows	199	481	(59)	667	1,192	(44)
Gross client cash outflows	(302)	(326)	7	(1,098)	(890)	(23)

Net client cash flows	(103)	155	(166)	(431)	302	(243)
Transfers between investment vehicles	22	(10)	320	22	(9)	344

Total client cash flows	(81)	145	(156)	(409)	293	(240)
Market appreciation	1,133	1,447	(22)	105	1,567	(93)

Ending AuM	8,894	8,916	—	8,894	8,916	—

Separate Accounts:
Beginning AuM	16,001	14,778	8	17,854	14,342	24
Gross client cash inflows	308	634	(51)	1,411	1,797	(21)
Gross client cash outflows	(688)	(624)	(10)	(2,161)	(1,545)	(40)

Net client cash flows	(380)	10	(3,900)	(750)	252	(398)
Transfers between investment vehicles	(22)	10	(320)	(22)	9	(344)

Total client cash flows	(402)	20	(2,110)	(772)	261	(396)
Market appreciation	2,012	2,598	(23)	529	2,793	(81)

Ending AuM	17,611	17,396	1	17,611	17,396	1

Sub-advisory Accounts:
Beginning AuM	4,122	4,571	(10)	4,459	4,336	3
Gross client cash inflows	184	234	(21)	877	660	33
Gross client cash outflows	(236)	(169)	(40)	(790)	(493)	(60)

Net client cash flows	(52)	65	(180)	87	167	(48)
Transfers between investment vehicles	—	—	—	—	—	—

Total client cash flows	(52)	65	(180)	87	167	(48)
Market appreciation	520	787	(34)	44	920	(95)

Ending AuM	4,590	5,423	(15)	4,590	5,423	(15)

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2010	2009	% Change	2010	2009	% Change
Legacy Activities:
Beginning AuM	—	—	—	—	4	(100)
Gross client cash inflows	—	—	—	—	—	—
Gross client cash outflows	—	—	—	—	—	—

Net client cash flows	—	—	—	—	—	—
Transfers between investment vehicles	—	—	—	—	—	—

Total client cash flows	—	—	—	—	—	—
Market depreciation	—	—	—	—	(4)	100

Ending AuM	—	—	—	—	—	—

Total AuM:
Beginning AuM	48,995	46,826	5	55,993	45,204	24
Gross client cash inflows	1,851	3,170	(42)	7,793	9,293	(16)
Gross client cash outflows	(3,271)	(2,849)	(15)	(10,933)	(7,999)	(37)

Net client cash flows	(1,420)	321	(542)	(3,140)	1,294	(343)
Transfers between investment vehicles	—	—	—	—	—	—

Total client cash flows	(1,420)	321	(542)	(3,140)	1,294	(343)
Market appreciation	6,285	8,651	(27)	1,007	9,300	(89)

Ending AuM	53,860	55,798	(3)	53,860	55,798	(3)

Total AuM (excluding legacy activities):
Beginning AuM	48,995	46,826	5	55,993	45,200	24
Gross client cash inflows	1,851	3,170	(42)	7,793	9,293	(16)
Gross client cash outflows	(3,271)	(2,849)	(15)	(10,933)	(7,999)	(37)

Net client cash flows	(1,420)	321	(542)	(3,140)	1,294	(343)
Transfers between investment vehicles	—	—	—	—	—	—

Total client cash flows	(1,420)	321	(542)	(3,140)	1,294	(343)
Market appreciation	6,285	8,651	(27)	1,007	9,304	(89)

Ending AuM	$53,860	$55,798	(3)	$53,860	$55,798	(3)

Net client cash flows across all investment vehicles decreased $1.7 billion during the three months ended September 30, 2010, compared to the corresponding period in 2009, mainly as a result of:
•	a $1.1 billion decrease in our International Equity II strategy’s net client cash flows, as the three months ended September 30, 2010, had net client cash outflows compared to net client cash inflows during the corresponding period in 2009;

•	a $0.5 billion decrease in our High Grade Fixed Income strategy’s net client cash flows, as the three months ended September 30, 2010, had net client cash outflows compared to net client cash inflows during the corresponding period in 2009; and

•	a $0.3 billion decrease in our High Yield strategy’s net client cash inflows.
Net client cash flows across all investment vehicles decreased $4.4 billion during the nine months ended September 30, 2010, compared to the corresponding period in 2009, mainly as a result of:
•	a $3.8 billion decrease in our International Equity II strategy’s net client cash flows, as the nine months ended September 30, 2010, had net client cash outflows compared to net client cash inflows during the corresponding period in 2009;

•	a $0.8 billion increase in our International Equity I strategy’s net client cash outflows; and

•	a $0.3 billion decrease in our High Grade Fixed Income strategy’s net client cash flows, as the nine months ended September 30, 2010, had net client cash outflows compared to net client cash inflows during the corresponding period in 2009, partially offset by:
•	a $0.5 billion increase in our Global Equity strategy’s net client cash flows, as the nine months ended September 30, 2010, had net client cash inflows compared to net client cash outflows during the corresponding period in 2009; and

•	a $0.1 billion increase in our U.S. Equity strategies’ net client cash flows, as the nine months ended September 30, 2010, had net client cash inflows compared to net client cash outflows during the corresponding period in 2009.
Market appreciation for the three months and nine months ended September 30, 2010, compared to the corresponding periods in 2009, was primarily attributable to the following strategies:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2010	2009	% Change	2010	2009	% Change
Market appreciation (excluding legacy activities):
International Equity I	$2,562	$3,765	(32)%	$146	$3,605	(96)%
International Equity II	2,994	4,156	(28)	102	4,385	(98)
Other strategies	729	730	—	759	1,314	(42)

Total market appreciation	$6,285	$8,651	(27)	$1,007	$9,304	(89)

The MSCI AC World ex USA Index increased 16.6% during the three months ended September 30, 2010, and increased by 19.7% during the three months ended September 30, 2009. In the three months ended September 30, 2010, the gross performances of our International Equity I strategy trailed the index by 1.4% and our International Equity II strategy trailed the index by 1.6%. Absolute returns for our International Equity strategies were strong for the third quarter of 2010, as all major international indices moved higher and the euro staged a solid recovery. The returns of our International Equity strategies trailed the index, due to the relative weightings of our positions compared to the MSCI AC World ex USA Index in the month of July. Our International Equity strategies' positions were underweight in eurozone banks, which negatively impacted our International Equity strategies’ performance when the regions' stress tests and release of new Basel III capital requirements were seen as positive signs for the banking industry. Our International Equity strategies’ positions in gold and gold mining stocks also negatively impacted our International Equity strategies’ performance given the drop in the price of gold during the month of July. Mounting pressure on the euro and Central and Eastern European currencies led the International Equity strategies to hedge a portion of their exposure earlier in the year. The euro began to strengthen in July and the International Equity strategies reduced and ultimately closed out those hedges. This hedge activity negatively impacted performance for the month of July and third quarter relative performance.
The MSCI AC World ex USA Index increased 3.7% during the nine months ended September 30, 2010, and increased by 36.4% during the nine months ended September 30, 2009. In the nine months ended September 30, 2010, the gross performances of our International Equity I strategy trailed the index by 1.6% and our International Equity II strategy trailed the index by 2.1%. Absolute returns for our International Equity strategies and the index were more muted for the nine months ended September 30, 2010, as declines in the euro during the first half of the year, affected returns of international securities overall for U.S. dollar-based investors. Our International Equity strategies trailed the index over the nine months ended September 30, 2010, largely due to underweight positions in Japan in January, a market our International Equity strategies has long under-emphasized, and overweight positions in Russia in February, particularly within the financial sector when sovereign debt concerns impacted the region. Our International Equity strategies’ positions in July also had a negative impact on our relative performance for the nine months ended September 30, 2010, for the reasons discussed above related to the third quarter of 2010.

Proprietary Funds
Net client cash flows related to proprietary funds decreased $1.0 billion during the three months ended September 30, 2010, compared to the corresponding period in 2009, mainly as a result of:
•	a $0.5 billion decrease in our International Equity II Fund’s net client cash flows, as the three months ended September 30, 2010, had net client cash outflows compared to net client cash inflows during the corresponding period in 2009;

•	a $0.2 billion decrease in our Global High Income Fund’s net client cash inflows; and

•	a $0.2 billion increase in our Total Return Bond Fund’s net client cash outflows.
Net client cash flows related to proprietary funds decreased $2.6 billion during the nine months ended September 30, 2010, compared to the corresponding period in 2009, mainly as a result of:
•	a $2.0 billion decrease in our International Equity II Fund’s net client cash flows, as the nine months ended September 30, 2010, had net client cash outflows compared to net client cash inflows during the corresponding period in 2009;

•	a $0.3 billion increase in our International Equity I Fund’s net client cash outflows;

•	a $0.2 billion decrease in our Global High Income Fund’s net client cash inflows; and
•	a $0.2 billion decrease in our Total Return Bond Fund’s net client cash flows, as the nine months ended September 30, 2010, had net client cash outflows compared to net client cash inflows during the corresponding period in 2009.
Institutional Commingled Funds
Net client cash flows related to institutional commingled funds decreased $0.3 billion during the three months ended September 30, 2010, compared to the corresponding period in 2009, mainly as a result of:
•	a $0.3 billion decrease in our International Equity II vehicles’ net client cash flows, as the three months ended September 30, 2010, had net client cash outflows compared to net client cash inflows during the corresponding period in 2009.
Net client cash flows related to institutional commingled funds decreased $0.7 billion during the nine months ended September 30, 2010, compared to the corresponding period in 2009, mainly as a result of:
•	a $0.5 billion decrease in our International Equity II vehicles’ net client cash flows, as the nine months ended September 30, 2010, had net client cash outflows compared to net client cash inflows during the corresponding period in 2009; and

•	a $0.3 billion increase in our International Equity I vehicles’ net client cash outflows.
Separate Accounts
Net client cash flows related to separate accounts decreased $0.4 billion during the three months ended September 30, 2010, compared to the corresponding period in 2009, mainly as a result of:
•	a $0.3 billion decrease in our International Equity II strategies’ net client cash flows, as the three months ended September 30, 2010, had net client cash outflows compared to net client cash inflows during the corresponding period in 2009; and

•	a $0.2 billion decrease in our High Grade Fixed Income strategy’s net client cash flows, as the three months ended September 30, 2010, had net client cash outflows compared to net client cash inflows during the corresponding period in 2009, partially offset by
•	a $0.1 billion decrease in our International Equity I strategies’ net client cash outflows.

Net client cash flows related to separate accounts decreased $1.0 billion during the nine months ended September 30, 2010, compared to the corresponding period in 2009, mainly as a result of:
•	a $1.0 billion decrease in our International Equity II strategies’ net client cash flows, as the nine months ended September 30, 2010, had net client cash outflows compared to net client cash inflows during the corresponding period in 2009; and

•	a $0.3 billion increase in our International Equity I strategies’ net client cash outflows, partially offset by
•	a $0.3 billion increase in our Global Equity strategy’s net client cash flows, as the nine months ended September 30, 2010, had net client cash inflows compared to net client cash outflows during the corresponding period in 2010.
Sub-advisory Accounts
Net client cash flows related to sub-advised accounts decreased $0.1 billion during the three months ended September 30, 2010, compared to the corresponding period in 2009, mainly as a result of:
•	a $0.1 billion decrease in net client cash flows from certain low-margin U.S. dollar fixed income products, as the three months ended September 30, 2010, had net client cash outflows compared to net client cash inflows during the corresponding period in 2009.
Net client cash flows related to sub-advised accounts decreased $0.1 billion during the nine months ended September 30, 2010, compared to the corresponding period in 2009, mainly as a result of:
•	a $0.3 billion decrease in our International Equity II strategy’s net client cash flows, as the nine months ended September 30, 2010, had net client cash outflows compared to net client cash inflows during the corresponding period in 2009, partially offset by
•	a $0.1 billion increase in our High Yield strategy’s net client cash inflows.
During October 2010, we experienced an increase in gross client cash outflows. We expect net client cash outflows to be approximately $1.8 billion for the month of October, including $0.9 billion related to a full redemption by one of our international equity clients. We believe these outflows reflect specific individual client asset allocation decisions and short-term underperformance in our International Equity strategies, among other factors.
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
In one account, performance fees are paid annually and were subject to a clawback provision that was evaluated cumulatively at the end of each year over a span of three years ending in 2009. As a result, performance fees were subject to clawback provisions due to performance declines in later periods. As such declines occurred, the performance fee clawback provisions were recognized when the amount was probable and estimable. The clawback provision is no longer in effect as of September 30, 2010.

The following table sets forth average AuM, the effective fee rate and Total revenues and other operating income.

(in thousands, except for Average AuM,	Three Months Ended September 30,			Nine Months Ended September 30,
effective fee rate and percentages)	2010	2009	% Change	2010	2009	% Change
Average AuM (in millions)	$51,004	$51,793	(2)%	$52,945	$46,051	15%

Effective fee rate (basis points)	62.4	63.9	(1.5)bp	63.0	62.7	0.3bp

Investment management fees	$80,173	$83,477	(4)%	$249,301	$216,053	15%
Net gains (losses) on funds held for deferred compensation	722	977	(26)	582	1,689	(66)
Foreign currency gains	35	34	3	13	66	(80)

Total revenues and other operating income	$80,930	$84,488	(4)	$249,896	$217,808	15

Total revenues and other operating income decreased by $3.6 million for the three months ended September 30, 2010, compared to the corresponding period in 2009, due primarily the impact of a 1.5 basis point decline in the effective fee rate and a 2% decline in average AuM. The decrease in effective fee rate relates to a greater proportion of our average AuM being within fixed income products, which typically have a lower fee rate than our overall blended fee rate.
Total revenues and other operating income increased by $32.1 million for the nine months ended September 30, 2010, compared to the corresponding period in 2009, due primarily to a 15% increase in average AuM. The increase in average AuM relates to the recovery of equity markets since the end of the first quarter of 2009.
Performance fees were less than 1% of Total revenues and other operating income for all periods presented.
Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2010	2009	% Change		2010	2009	% Change

Total employee compensation and benefits	$24,772	$363,062	*	%	$74,588	$454,989	*	%
Shareholder servicing and marketing	5,031	4,502	12		15,177	11,710	30
General and administrative	11,224	15,228	(26)		31,954	32,806	(3)

Total operating expenses	$41,027	$382,792	*		$121,719	$499,505	*

*	Calculation not meaningful, due to the impact of the reorganization transactions at the time of the IPO.
Operating expenses decreased by $341.8 million for the three months ended September 30, 2010, and by $377.8 million for the nine months ended September 30, 2010, compared to the corresponding periods in 2009, mainly due to changes in the nature of the Principals’ economic interests after the IPO.

Employee Compensation and Benefits
The following table sets forth Employee compensation and benefits expenses.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except percentages)	2010	2009	% Change	2010	2009	% Change
Salaries, incentive compensation and benefits	$24,772	$22,390	11%	$74,588	$57,307	30%
Allocation of Class B profits interests(a)	—	12,191	*	—	33,663	*
Change in redemption value of Class B profits interests(a)	—	230,572	*	—	266,110	*
Tax receivable agreement	—	97,909	*	—	97,909	*

Total employee compensation and benefits	$24,772	$363,062	*	$74,588	$454,989	*

* Calculation not meaningful, due to the impact of the reorganization transactions at the time of the IPO.

(a)	At the time of the IPO (see the “Initial Public Offering and Changes in Principals’ Interests” section of this MD&A), the Class B profits interests were exchanged for New Class A Units that are reflected as non-controlling interests subsequent to the IPO.
Prior to the IPO, the Principals did not receive bonuses, but instead benefited from the increased value of their Class B profits interests, as well as distributions in respect of such interests. Subsequent to the IPO, each Principal entered into an employment agreement, which entitles each Principal to an incentive compensation award, subject to modification by the Board of Directors and subject to a deferral plan, and an annual base salary. For the three months and nine months ended September 30, 2010, Salaries, incentive compensation and benefits includes incentive compensation accruals for the Principals.
Total employee compensation and benefits decreased $338.3 million for the three months ended September 30, 2010, compared to the corresponding period in 2009, due primarily to changes in the nature of the Principals’ economic interests after the IPO and lower incentive compensation accruals, partially offset by the amortization of share-based compensation expense for the three months ended September 30, 2010, as well as an increase in costs resulting from increased headcount.
Total employee compensation and benefits decreased $380.4 million for the nine months ended September 30, 2010, compared to the corresponding period in 2009, due primarily to changes in the nature of the Principals’ economic interests after the IPO, partially offset by an increase in incentive compensation accruals and the amortization of share-based compensation expense for the nine months ended September 30, 2010, as well as an increase in costs resulting from increased headcount.
The Health Care and Education Reconciliation Act of 2010 and Patient Protection and Affordable Care Act did not have a significant impact on our financial statements during the nine months ended September 30, 2010 and is not expected to have a significant impact during the remainder of the year.
Shareholder Servicing and Marketing
Shareholder servicing and marketing expenses increased $0.5 million to $5.0 million for the three months ended September 30, 2010, compared to the corresponding period in 2009, due primarily to higher platform and custody fees, as well as increased marketing expenses.
Shareholder servicing and marketing expenses increased $3.5 million to $15.2 million for the nine months ended September 30, 2010, compared to the corresponding period in 2009, due primarily to the increase in the average market value of proprietary fund AuM increasing shareholder servicing costs, higher platform and custody fees, as well as increased marketing expenses.

General and Administrative
General and administrative expenses decreased $4.0 million to $11.2 million for the three months ended September 30, 2010, compared to the corresponding period in 2009, due primarily to lower professional fees resulting from the completion of the IPO in third quarter of 2009 and the cessation of licensing fee payments, which ended upon the IPO. These decreases were partially offset by an increase in costs associated with client trading errors in the third quarter of 2010.
General and administrative expenses decreased $0.9 million to $32.0 million for the nine months ended September 30, 2010, compared to the corresponding period in 2009, due primarily to the reasons discussed above, partially offset by higher expenses related to being a public company and professional fees resulting from our secondary offering in 2010.
Non-operating Income (Loss)
Non-operating income (loss) primarily results from income on the Consolidated Investment Products and interest expense incurred on borrowings under our term credit facility. The following table sets forth Non-operating income (loss).

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except percentages)	2010	2009	% Change	2010	2009	% Change
Interest income:
Investments of the Consolidated Investment Products	$33	$—	N/A	$33	$—	N/A
Other investments	1	110	(99)%	2	324	(99)%
Interest expense	(607)	(1)	*	(1,927)	(13)	*
Net gains on investments of the Consolidated Investment Products	46	—	N/A	46	—	N/A
Net gains (losses) on other investments	101	13	677	99	(522)	(119)
Other income	(5)	—	N/A	7	—	N/A

Total non-operating income (loss)	$(431)	$122	(453)	$(1,740)	$(211)	(725)

*	Calculation not meaningful, due to the impact our $60 million borrowing under our term credit facility in the fourth quarter of 2009.
N/A – Not applicable.
Total non-operating loss increased for the three months and nine months ended September 30, 2010, compared to the corresponding periods in 2009, primarily due to interest expense related to our $60 million borrowing under our term credit facility and interest expense related to amended tax returns, partially offset by net gains on investments and interest income of the Consolidated Investment Products.
Income Taxes
Investors is organized as a Delaware corporation, and therefore is subject to U.S. Federal, state and local income taxes. As a member of Holdings, Investors incurs U.S. Federal, state and local income taxes on its allocable share of income of Holdings, including its wholly owned subsidiaries.
Our effective tax rates were 47% for the three months ended September 30, 2010, and (38)% for the three months ended September 30, 2009. Our effective tax rates were 39% for the nine months ended September 30, 2010, and (43)% for the nine months ended September 30, 2009. In the third quarter of 2010, we decreased the carrying value of our deferred tax assets due to the vesting of restricted stock units at a price lower than their grant-date fair value price, resulting in a $1.9 million tax charge, which increased our effective tax rate by 5% for the three months ended September 30, 2010, and by 2% for the nine months ended September 30, 2010.

Since the IPO, our effective tax rate has been lower due to the accounting for the Principals’ member interests in Holdings as non-controlling interests, whereas they had been accounted for as compensation expense prior to the IPO. For tax purposes, the Principals’ member interests are treated as partnership income. Accordingly, we do not account for the U.S. Federal and state income taxes on the Principals’ member interests. At the time of the IPO, the Principals’ non-controlling interests in Holdings were approximately 26%. Subsequent to the Principals’ exchanges of New Class A Units for shares of Class A common stock in the second quarter of 2010, the Principals’ non-controlling interests are approximately 2% and as a result, our effective tax rate was, and will continue to be, higher.
Our effective tax rate would have been approximately 48% for the three months ended September 30, 2010, and 45% for the nine months ending September 30, 2010, had the Principals exchanged all of their New Class A Units at the beginning of the respective periods.
Liquidity and Capital Resources
Working Capital
Below is a table showing our liquid assets.

	As of September 30,	As of December 31,
(in thousands, except percentages)	2010	2009	% Change
Cash and cash equivalents	$63,439	$60,842	* %
Less: cash held by the Consolidated Investment Products	(14,405)	—	*

Cash held before consolidation(a)	49,034	60,842	(19)
Fees receivable and accrued fees, net of allowance for doubtful accounts	53,795	56,911	(5)

Total liquid assets held before consolidation(a)	$102,829	$117,753	(13)

*	Calculation not meaningful.

(a)	Represents Artio Global Investors Inc. and Subsidiaries with the investment in the Consolidated Investment Products accounted for under the equity method.
In September 2010, we made a seed capital investment of $19.0 million and paid to GAM a capital distribution declared prior to the IPO of $40.1 million. We may make additional seed capital investments of up to an aggregate of approximately $36.0 million over the next six months. In addition, beginning in the fourth quarter of 2010, our term credit facility requires quarterly principal payments of $4.5 million for two years, with a final payment of $24.0 million at maturity in 2012.
In the future, the Consolidated Investment Products will use leverage to finance investments with the goal of enhancing investment returns.
On July 27, 2010, our Board of Directors authorized a share repurchase program of up to 1,000,000 shares of our common stock. This program is intended to eliminate the dilutive impact of restricted stock unit awards granted since the time of the IPO that have vested, or will vest, through 2011. As of September 30, 2010, we have purchased and retired 531,200 shares of our Class A common stock for approximately $8.0 million under the 2010 share repurchase program.
On October 25, 2010, our Board of Directors also declared a dividend of $0.06 per share to be paid on November 23, 2010, to holders of record of our Class A and Class C common stock at the close of business on November 10, 2010. To provide funding for the dividend payable to the holders of record of our Class A and Class C common stock, a distribution by Holdings of $0.06 per New Class A Unit (see the “Initial Public Offering, Changes in Principals’ Interests and Exchange of New Class A Units” section of this MD&A) will be paid to all members of Holdings, including the Principals.
Our working capital requirements historically have been met through operating cash flows. In the future we may rely on both our operating cash flows and borrowing facilities to meet our working capital requirements. We believe our current working capital and $50.0 million revolving credit facility are sufficient to meet our current obligations and support our organic growth initiatives. We did not use the revolving credit facility during the nine months ended September 30, 2010.
Debt
In September 2009, Holdings entered into a $110 million credit facility consisting of a $60 million three-year term credit facility and a $50 million three-year revolving credit facility. In October 2009, we borrowed $60 million under the term credit facility.
The credit facility agreement also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends and fundamental corporate changes. As of September 30, 2010, our consolidated leverage ratio was 0.3:1 and our consolidated interest coverage ratio was 76:1, each in compliance with our debt covenants.
Cash Flows
The following table sets forth our cash flows for the first nine months of 2010 and 2009.

	Nine Months Ended September 30,
(in thousands, except percentages)	2010	2009	% Change
Cash flow data:
Net cash provided by operating activities	$73,956	$29,280	153%
Net cash provided by (used in) investing activities	(2,056)	63,263	(103)
Net cash used in financing activities	(69,316)	(13,982)	(396)
Effect of exchange rate changes on cash	13	66	(80)

Net increase in cash and cash equivalents	$ 2,597	$78,627	(97)

Net cash provided by operating activities increased $44.7 million in the nine months ended September 30, 2010, compared to the corresponding period in 2009, primarily reflecting higher revenues in the first nine months of 2010 and non-recurring payments made to the Principals under the Class B profits interests agreement in the first nine months of 2009, partially offset by investments purchased by the Consolidated Investment Products.
Net cash used in investing activities was $2.1 million in the nine months ended September 30, 2010, compared to Net cash provided by investing activities of $63.3 million in the corresponding period in 2009, primarily reflecting the sales of investments in the first quarter of 2009. We liquidated our holdings of investment securities in 2009 to fund distributions to GAM and the Principals.
Net cash used by financing activities increased $55.3 million in the nine months ended September 30, 2010, compared to the corresponding period in 2009, primarily reflecting the $40.1 million payment to GAM of a capital distribution declared prior to the IPO, distributions to non-controlling interests and share repurchases under our 2010 share repurchase program, partially offset by lower dividend payments in 2010.
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
In the third quarter of 2010, we decreased the deferred tax asset due to the vesting of restricted stock units and the vesting of those restricted stock units at a price lower than their grant-date price.

In the second quarter of 2010, the Principals exchanged 14.4 million shares of the New Class A Units for an equivalent number of shares of Investors’ Class A common stock (see Notes to Consolidated Financial Statements, Note 2. Initial Public Offering, Changes in the Principals’ Interests, and Exchange of New Class A Units: Exchange of New Class A Units). At the time of the exchanges in the second quarter of 2010, an aggregate deferred tax asset of $161.2 million was established for the estimated future tax benefits, resulting from the amortization of the increased tax basis. Of the deferred tax asset recorded at the time of the exchanges, $137.0 million, representing 85% of the benefits, was recorded in Due under tax receivable agreement, and the remaining 15%, or $24.2 million, was recorded in Additional paid-in capital on the Consolidated Statement of Financial Position.
The majority of our deferred tax assets are recoverable over a 15-year period and recovery will depend on our ability to generate sufficient taxable income. As of September 30, 2010, $197.0 million of our deferred tax assets, related to the step-up in tax basis resulting from the exchanges of New Class A Units, will require annual taxable income of $32.8 million (at an estimated effective tax rate of 40%) to be recovered in full. Based on several factors, including historical taxable income and current levels of AuM, we believe that it is more likely than not that there will be sufficient annual taxable income to realize the deferred tax asset and, therefore, no valuation allowance is necessary. We realized $0.4 million of the deferred tax asset in our 2009 income tax returns and expect to realize approximately $5.7 million of the deferred tax asset in our 2010 income tax returns.
The tax benefits arising from the step-up in tax basis will be shared between us and the Principals under a tax receivable agreement (see Notes to Consolidated Financial Statements, Note 9. Income Taxes: Tax Receivable Agreement). If we are unable to utilize all of the tax benefits from the step-up in tax basis, 85% of the unused amount, representing the Principals’ portion of such benefits, will reduce the amounts payable to them, which are classified as Due under tax receivable agreement on our Consolidated Statement of Financial Position, and the remaining 15% will be charged to Income taxes on our Consolidated Statement of Operations.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2010, or as of December 31, 2009.
New Accounting Standards
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
In January 2010, the FASB issued an Accounting Standards Update to ASC 820.10, Fair Value Measurements and Disclosures (FAS 157), to improve disclosures about fair value measurements. In the third quarter of 2010, we invested seed money in the Consolidated Investment Products. We have included the applicable expanded disclosure requirements in Note 6. Investments, at Fair Value and Investments Sold, Not Yet Purchased by the Consolidated Investment Products, at Fair Value.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Revenues and Other Operating Income
Our exposure to market risk is directly related to the value of the proprietary funds, institutional commingled funds, separate accounts, sub-advised accounts and the Consolidated Investment Products we manage. Substantially all of our revenue is derived from investment advisory agreements with these funds and accounts. Under these agreements, the fees we receive are based on the fair value of the assets under management (“AuM”) and our fee rates. Accordingly, our revenue and income may decline as a result of:
•	the value of AuM decreasing;

•	our clients withdrawing funds; or

•	a shift in product mix to lower margin products.
AuM was $53.9 billion as of September 30, 2010. Assuming a 10% increase or decrease in the value of the AuM and the change being proportionally distributed over all our products, the fair value would increase or decrease by $5.4 billion, which would cause an annualized increase or decrease in Total revenues and other operating income of approximately $33.9 million at our current effective fee rate.
We have not adopted a corporate-level risk management policy regarding the hedging of client assets, nor have we historically attempted to hedge revenue risks that would arise from fluctuations in the fair value of separate client portfolios or our overall AuM.
Investments
We are subject to market risk from a decline in the price of investments that we own to manage our investable cash and fund future deferred compensation liabilities, as well as from a decline in the price of investments held by the Consolidated Investment Products. As of September 30, 2010, the securities we own to fund future deferred compensation liabilities consisted of Artio Global Funds. Management regularly monitors the value of these investments; however, given their nature and relative size, we have not adopted a specific risk management policy to manage the associated market risk. Gains or losses on investments that we own to manage future deferred compensation liabilities correlate with related adjustments to compensation expense over the service period of the deferred compensation. As of September 30, 2010, the securities owned by the Consolidated Investment Products consisted primarily of common stock, corporate bonds, term loans and preferred stock. The fair value of these investments was $9.9 million as of September 30, 2010. Assuming a 10% increase or decrease in the values of these investments, the fair value would increase or decrease by $1.0 million as of September 30, 2010.

Exchange Rate Risk
A substantial portion of the accounts that we advise, or sub-advise, hold investments that are denominated in currencies other than the U.S. dollar. These client portfolios may hold currency forwards or other derivative instruments. The fair value of these investments and instruments are affected by movements in the rate of exchange between the U.S. dollar and the underlying foreign currency. Such movements in exchange rates affect the fair value of assets held in accounts we manage, thereby affecting the amount of revenue we earn. The fair value of the assets we manage was $53.9 billion as of September 30, 2010. The U.S. dollar fair value of the AuM would decrease, with an increase in the value of the U.S. dollar, or increase, with a decrease in the value of the U.S. dollar. Our exposure to foreign currencies may change significantly on a daily basis, therefore, our average daily foreign currency exposure may be significantly different at period end. A 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of the AuM by $5.4 billion, which would cause an annualized increase or decrease in Total revenues and other operating income of $28.1 million. As of September 30, 2010, approximately 83% of our AuM was in currencies other than the U.S. dollar.
Our AuM were predominantly denominated in foreign currencies as follows:

As of
September 30,
(in thousands, except percentages)	2010
Euro	19%
British pound	14
Japanese yen	8
Chinese yuan renminbi	6
Canadian dollar	4
Other (representing approximately 40 currencies)	32

83%

The investments held as of September 30, 2010, were primarily denominated in U.S. dollars. The investments held in relation to the deferred compensation plan include Artio Global Funds whose underlying assets are primarily non-dollar denominated. The effect of a 10% change in exchange rates on such securities would not have a material effect on the financial statements.
Interest Rate Risk
The Consolidated Investment Products and certain of the accounts we advise or sub-advise own fixed income securities. Further, from time to time, we may invest our excess cash balances in short-term U.S. government fixed income securities. Interest rate changes affect the fair value of such investments or the revenue we earn from them.
Assuming a 100 basis point increase or decrease in interest rates, we estimate that the value of the fixed income securities we manage or sub-advise would change by approximately $397.5 million. The impact of such changes would not be material to our revenues or net income.
In connection with borrowings under our $60 million term credit facility, assuming a 100 basis point increase or decrease in the LIBOR rate, the impact of such a change would not be material to our net income.
Item 4. Controls and Procedures.
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to information required to be disclosed in our periodic reports filed with the SEC.

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
Use of Proceeds
On June 9, 2010, we completed a synthetic secondary offering of approximately 3.8 million shares of Class A common stock at a price of $17.33 per share, before the underwriting discount, for net proceeds of $62.1 million. The net proceeds were used to repurchase, at the secondary offering price, net of the underwriting discount, an aggregate of approximately 3.8 million shares of Class A common stock from the Principals. All repurchased shares were retired. This transaction is described in our Form S-1, as filed with the SEC on May 21, 2010, as amended.
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

Investors’ share repurchase activity for each of the three months in the period ended September 30, 2010, was as follows:

Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
	Total Number of		as Part of Publicly	Yet be Purchased
	Shares	Average Price Paid	Announced Plans	Under the Plans or
Period	Repurchased(a)	Per Share	or Programs(a)	Programs(a)
July 1, 2010 through July 31, 2010	—	$—	—	—
August 1, 2010 through August 31, 2010	531,200	14.99	531,200	—
September 1, 2010 through September 30, 2010	—	—	—	—

For the quarter ended September 30, 2010	531,200	14.99	531,200	—

(a)	On July 27, 2010, our Board of Directors authorized a share repurchase program of up to 1,000,000 shares of our common stock. This program is intended to eliminate the dilutive impact of restricted stock unit awards granted at the time of the IPO that have vested, or will vest, through 2011. As of September 30, 2010, we purchased 531,200 shares of our Class A common stock for $8.0 million under the program. There are 468,800 shares that may yet be purchased under the program.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on November 2, 2010.

Artio Global Investors Inc.
By:	/s/ Francis Harte
	Name:	Francis Harte
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)