Form 10-K
period 2010-12-31
Artio Global Investors Inc.
filed 2011-02-25
CIK 1419178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ((§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☑
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes     ☑ No

As of June 30, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates was: $436,140,000

The number of shares outstanding of each of the registrant’s classes of common stock, as of February 22, 2011, are:

Class A common stock: 41,624,317
Class B common stock: 1,200,000
Class C common stock: 16,755,844
DOCUMENTS INCORPORATED BY REFERENCE

Portions of Artio Global Investors Inc.’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 6, 2011, are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

ARTIO GLOBAL INVESTORS INC.
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Data presented reflects past performance, which is no guarantee of future results. © 2011 Morningstar, Inc. All Rights Reserved.

None of the information in this Annual Report on Form 10-K constitutes either an offer or a solicitation to buy or sell any fund securities, nor is any such information a recommendation for any fund security or investment service.

PART I

Item 1. Business

Overview

Our Structure

Artio Global Investors Inc. (“Investors” or the “Company”) and subsidiaries (collectively, “we,” “us” or “our”) comprises Investors and its four subsidiaries, Artio Global Holdings LLC (“Holdings”), an intermediate holding company, Artio Global Management LLC (“Investment Adviser”), a registered investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”), Artio Global Institutional Services LLC (formerly known as Artio Capital Management LLC) and Artio Alpha Investment Funds, LLC (“Alpha,” the consolidated investment vehicle that includes the Artio Global Credit Opportunities Fund). We refer to our consolidated investment vehicles as the “Consolidated Investment Products.” As of December 31, 2010, Holdings was approximately 98% owned by Investors, 1% owned by Richard Pell, our Chairman, Chief Executive Officer and Chief Investment Officer (“Pell”), and 1% owned by Rudolph-Riad Younes, our Head of International Equity (“Younes,” together with Pell, the “Principals”). Investment Adviser and Artio Global Institutional Services LLC are wholly owned subsidiaries of Holdings. As of December 31, 2010, Alpha was 95% owned by Holdings as a result of a seed money investment and the remaining 5% was owned by employees.

Investment Adviser was organized as a corporation in Delaware on February 1, 1983 and converted to a limited liability company on May 3, 2004. It is our primary operating entity and provides investment management services to institutional and mutual fund clients. It manages and advises the Artio Global Funds (the “Funds”), which are U.S. registered investment companies; commingled institutional investment vehicles; separate accounts; sub-advisory accounts; and the Consolidated Investment Products.

Our Business

We are an asset management company that provides investment management services to institutional and mutual fund clients. We are best known for our International Equity strategies, which represented 79% of our assets under management (“AuM”) as of December 31, 2010. We also offer a broad range of other investment strategies, including High Grade Fixed Income, High Yield, Global Equity and U.S. Equity strategies. As of December 31, 2010, eight out of nine composites of these strategies had outperformed their benchmarks since inception. We continue to work towards our goal of expanding and diversifying our asset and revenue mix by judiciously expanding our product line-up in asset classes where we believe we can add value for clients. Currently, we manage and advise the following investment vehicles through which clients can access our investment capabilities: proprietary funds; commingled institutional investment vehicles; institutional separate accounts; sub-advisory accounts; and the Consolidated Investment Products.

Our operations and clients are based principally in the U.S.; however, a substantial portion of our AuM are invested outside of the U.S. Our revenues are billed primarily in U.S. dollars, driven by investment management fees earned from managing clients’ assets, and are computed on the U.S. dollar value of the investment assets we manage for clients. The U.S. dollar value of AuM fluctuates with changes in foreign currency exchange rates. As of December 31, 2010, 76% of our AuM were in currencies other than the U.S. dollar. Changes in foreign currency exchange rates may therefore have a material impact on our revenues. Our expenses are primarily billed and paid in U.S. dollars and not significantly affected by foreign currency exchange rates. As of December 31, 2010, 79% of our AuM were held in the International Equity I and International Equity II strategies, and 87% of our investment management fees for the year ended December 31, 2010 were attributable to fees earned from those strategies.

Our primary business objective is to consistently generate superior investment returns for our clients; investment performance remains our paramount goal. We manage our investment portfolios based on a philosophy of style-agnostic investing across a broad range of opportunities, focusing on macro-economic factors and broad-based global investment themes. We also emphasize fundamental research and analysis in order to identify specific investment opportunities and capitalize on price inefficiencies. We believe that the depth and breadth of the intellectual capital and experience of our investment professionals, together with this investment philosophy and approach, have been the key drivers of our investment performance. As an organization, we concentrate our resources on meeting our clients’ investment objectives and we seek to outsource support functions, where appropriate, to industry leaders thereby allowing us to focus our business on the areas where we believe we can add the most value for our clients.

Our distribution efforts target institutions and organizations that demonstrate institutional buying behavior and longer-term investment horizons, such as pension fund consultants, broker dealers, registered investment advisors (“RIAs”), mutual fund platforms and sub-advisory relationships, enabling us to achieve significant leverage from our focused sales force and client service infrastructure. As of December 31, 2010, we provided investment management services to a broad and diversified spectrum of approximately 1,350 institutional clients, including some of the world’s leading corporations, public and private pension funds, endowments and foundations and major financial institutions through our separate accounts, commingled funds and proprietary funds. We also manage assets for more than 775,000 retail mutual fund shareholders through SEC-registered funds and other retail investors through 12 funds that we sub-advise for others. We continue to focus on expanding our distribution efforts into those markets and client segments where we see demand for our product offerings and which we believe are consistent with our philosophy of focusing on distributors who display institutional buying behavior through their selection process and due diligence.

Our AuM as of December 31, 2010, by investment vehicle and investment strategy, are as follows:

Investment Vehicles (As of December 31, 2010)	Investment Strategies (As of December 31, 2010)

Industry Overview

Investment management is the professional management of securities and other assets on behalf of institutional and individual investors. This industry has enjoyed significant growth over the past several years due to the capital inflows from sources such as households, pension plans and insurance companies.

Traditional investment managers, such as separate account and mutual fund managers, generally manage and advise investment portfolios of equity and fixed income securities. The investment objectives of these portfolios include maximizing total return, capital appreciation, current income and/or tracking the performance of a particular index. Performance is typically evaluated over various time periods based on investment returns relative to the appropriate market index and/or peer group. Traditional managers are generally compensated based on a small percentage of AuM. Managers of such portfolios in the U.S. are registered with the SEC under the Advisers Act. Generally, investors have unrestricted access to their capital through market transactions in the case of closed-end funds and exchange-traded funds, or through withdrawals in the case of separate accounts and mutual funds, or open-end funds.

Competitive Strengths

We believe our success as an investment management company is based on the following competitive strengths:

Long-Term Track Record of Strong Investment Performance

We have a well-established track record of achieving strong investment returns over the longer term across our key investment strategies relative to our competitors and the relevant benchmarks, as demonstrated by the following:

•	our International Equity I composite has outperformed its benchmark, the MSCI AC World ex USA Indexsm ND, by 7.2% on an annualized basis since its inception in 1995 through December 31, 2010 (calculated on a gross basis before payment of fees);

•	as of December 31, 2010, eight out of nine publicly-reported composites outperformed their benchmarks on a gross basis since inception;

•	as of December 31, 2010, seven out of nine mutual funds (as represented by Class I shares), representing over 99% of our mutual fund AuM, were rated 4- or 5- stars by Morningstar; and

•	as of December 31, 2010, seven out of nine (as represented by Class I shares) were in the top quartile of Lipper rankings for performance since inception.

(1)	Excess annual return for Artio International Equity I Aggregate Composite (net of fees) from May 1, 1995 to December 31, 2009: 3.7%, 13.0%, 15.2%, 14.7%, 45.9%, 7.4%, 0.7%, 11.3%, (5.2)%, 1.9%, 0.5%, 4.9%, 0.8%, 1.0%, (16.4)%, respectively.

(2)	Excess annual return for Artio International Equity I Aggregate Composite (net of fees) from May 1, 1995 to December 31, 2009: 2.6%, 11.6%, 13.6%, 7.1%, 49.5%, 6.2%, 2.4%, 12.2%, (2.9)%, 2.5%, 3.6%, 5.2%, 6.3%, (1.1)%, (6.7)%, respectively.

(3)	Performance inception May 1, 1995. Performance data for 1995 is based on returns from May 1, 1995 to December 31, 1995.

Experienced Investment Professionals and Management Team

We have an investment-centric culture that has enabled us to maintain a consistent investment philosophy and to attract and retain world-class professionals. Our current team of lead portfolio managers is highly experienced, averaging approximately 22 years of industry experience among them. Over the past five years, our team of investment professionals (including our portfolio managers) has expanded from approximately 24 to approximately 60 people. Further, our team of senior managers (including portfolio managers, marketing and sales directors, and client service managers) averages approximately 26 years of industry experience.

Leading Position in International Equity

We have a leading position in international equity investment management and, as of December 31, 2010, we ranked as the 15th largest manager of international equity mutual funds in the U.S. out of 217, according to Strategic Insight. We believe that we are well-positioned to take advantage of opportunities in this asset class over the next several years. However, for 2009 and 2010, our International Equity strategies performed below their benchmarks, which, despite our strong long-term investment performance, could negatively impact our competitive position. We believe that amid more fundamentally-driven markets, rather than sentiment driven, we will begin to see stronger performance as we have positioned our client portfolios for the long-term with confidence and conviction. Moreover, we expect equity markets generally to perform well in 2011.

Strong Track Records in Other Investment Strategies

In addition to our leading position in international equity, we enjoy strong long-term track records in several of our other key strategies. Our Total Return Bond Fund ranked in the 2nd quartile of its Lipper universe over the three-year period and in the 1st quartile over the past five-year period and since inception, as of December 31, 2010. Our Global High Income Fund ranked in the top decile over the three- and five-year periods ended December 31, 2010 and since inception, as of December 31, 2010. Our Global Equity Fund ranked in the 2nd quartile over the three-year period and since inception as of December 31, 2010, and in the 1st quartile for the five-year period as of December 31, 2010.

Strong Relationships with Institutional Clients

We focus our efforts on institutions and organizations that demonstrate institutional buying behavior and longer-term investment horizons. As of December 31, 2010, we provided investment management services to approximately 1,350 institutional clients invested in separate accounts, commingled funds or proprietary funds. We have found that institutional investors generally have a longer and more extensive due diligence process prior to investing, resulting in clients who are more focused on our method of investing and our long-term results. As a result, our institutional relationships tend to be longer, with less year-to-year turnover, than is typical among retail clients.

Effective and Diverse Distribution

Our AuM are distributed through multiple channels. By utilizing our intermediated distribution sources and focusing on institutions and organizations that exhibit institutional buying behavior, we are able to achieve significant leverage from our focused sales force and client service infrastructure. We have developed strong relationships with most of the major pension and industry consulting firms, enabling us access to a broad range of institutional clients. As of December 31, 2010, no single consulting firm represented more than approximately 4% of our AuM and our largest single client represented approximately 3% of our total AuM. We access retail investors through our relationships with intermediaries such as RIAs and broker dealers as well as through mutual fund platforms and sub-advisory relationships. Our distribution efforts with retail intermediaries, particularly broker dealers, are more recent than our institutional efforts, but already represent a substantial portion of our mutual fund AuM. However, given our continued and increasing focus on this segment, and as a result of consolidation among broker dealers with whom we have established relationships, we believe we have opportunities to reach additional retail investors through our existing relationships.

Organic Growth in Assets under Management

In the period from December 31, 2003 through December 31, 2007, our AuM grew from $7.5 billion to $75.4 billion, largely as a result of a combination of general market appreciation, our record of outperforming the relevant benchmarks and net client cash inflows, which we define as the amount by which client additions to new and existing accounts exceed withdrawals from client accounts. However, market depreciation in the second half of 2008 and early 2009 had a significant negative impact on our AuM. Subsequent to the market downturn in the latter part of 2009 and through 2010, positive market conditions helped to increase AuM to $53.4 billion as of December 31, 2010. We have continued to see net client cash outflows related to the International Equity strategies that we believe is in part due to recent underperformance, as well as client rebalancing decisions, asset reallocations, and clients adopting a different investment approach.

Focused Business Model

Our business model is designed to focus the majority of our resources on meeting our clients’ investment objectives in areas where we believe we can add the most value. Accordingly, we take internal ownership of the aspects of our operations that directly influence the investment process, our client relationships and risk management. Whenever appropriate, we seek to outsource support functions, including middle- and back-office activities, to industry leaders, whose services we closely monitor. We believe this approach has also resulted in an efficient and streamlined operating model, which has generated strong operating margins, limited fixed expenses and an ability to maintain profitability during difficult periods. As a result, in 2010, 2009 and 2008, we produced Adjusted operating income of $184 million, $173 million and $252 million from total revenues and other operating income of $335 million, $307 million and $422 million, representing Adjusted operating margins of 55.0%, 56.4% and 59.8%, respectively. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) – Adjusted Performance Measures” for a reconciliation of Operating income (loss) before income tax expense to Adjusted operating income.

Strategy

We seek to achieve consistent and superior long-term investment performance for our clients. Our strategy for continued success and future growth is guided by the following principles:

Continue to Capitalize on our Reputation in International Equity

We aim to continue improving our relative performance within our International Equity strategies for existing clients and also to grow AuM over time. Our International Equity I strategy, which had $18.8 billion in AuM as of December 31, 2010, was closed to new investors in 2005 in order to preserve its ability to invest effectively in smaller capitalization investments. The successor strategy, International Equity II, which mirrors the International Equity I strategy in all respects except that it does not allocate assets to these small capitalization investments and therefore does not have the same capacity constraint as International Equity I, was launched in March 2005. International Equity II has grown to $23.3 billion (as of December 31, 2010) in AuM in approximately six years. We believe we have the capacity to handle significant additional assets within our International Equity II strategy. Given our reputation as a manager of international equity and our expectation of continued strong institutional demand for international equity, we aim to continue to grow international equity AuM over the longer term and leverage our experience in International Equity to grow our Global Equity strategy in order to capitalize on increasing flows into this strategy from investors both domestically and offshore.

Grow our other Investment Strategies

Historically, we have concentrated our distribution efforts primarily on our International Equity strategies. In recent years, we have focused on expanding and growing our other strategies as well, including our High Grade Fixed Income, High Yield and Global Equity strategies, which have experienced significant growth in AuM as a result. We expect our U.S. Equity strategies to provide additional growth now that they are approaching five-year performance track records, which is an important pre-requisite to investing for many institutional investors.

Further Extend our Distribution Capabilities

We continue to focus on expanding our distribution capabilities into those markets and client segments where we see demand for our product offerings and which we believe are consistent with our philosophy of focusing on distributors who display institutional buying behavior through their selection process and due diligence. For example, we have added employees to our broker-dealer team in 2010 to target a broader set of financial advisors. We also began focusing on family offices by dedicating an employee to this client segment. In addition, for the first time we have resources dedicated to building distribution for our products in the large developed pension fund markets of the United Kingdom, Northern Europe and Scandinavia, as well as with Sovereign Wealth Funds globally. We believe that over time these markets will present good opportunities for the Company, particularly for our Global Equity strategy.

Maintain a Disciplined Approach to Growth

We are an investment-centric firm that focuses on the delivery of superior long-term investment returns for our clients through the application of our established investment processes and risk management discipline. While we have generated meaningful growth in our AuM over the past several years and have continued to develop a broader range of investment offerings, we are focused on long-term success and we will only pursue those expansion opportunities that are consistent with our operating philosophy. To that end, we intend to continue diversifying the business and broadening the Company’s engines of growth both organically and, in the appropriate circumstances, non-organically. As we move forward, we will seek to maintain our operating philosophy which requires that:

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

By evaluating each new opportunity against these criteria we intend to maintain a disciplined approach to growth for the long-term. For example, we closed our International Equity I strategy to new investors in 2005, in order to preserve return opportunity in our smaller capitalization investments for existing International Equity I investors. In anticipation of this, we launched our International Equity II strategy in March 2005 with the same focus as our International Equity I strategy except that it does not invest in small-cap companies. However, the International Equity II strategy employs a substitution strategy that aims to replicate the returns of the small-cap component of the International Equity I strategy.

Continue to Focus on Risk Management

We manage risk at multiple levels throughout the organization, including directly by the portfolio manager, at the Chief Investment Officer level, and more broadly through an Enterprise Risk Management framework overseen by the Management Committee. This framework is intended to identify, assess and manage the full range of risks to which our Company is subject.

At the investment portfolio level, we seek to manage risk daily with an emphasis on identifying which investments are working, which investments are not, and what factors are influencing performance on both an intended and unintended basis. This approach to managing portfolio-level risk is not designed to avoid taking risks, but to seek to ensure that the risks we choose to take are rewarded with an appropriate premium opportunity for those risks. This approach to managing portfolio-level risk is an integral component of our investment processes.

Our History

2009 Initial Public Offering and Changes in the Principals’ Interests

Prior to the completion of our initial public offering (“IPO”) on September 29, 2009, Investors was a wholly owned subsidiary of GAM Holding AG (formerly known as Julius Baer Holding Ltd.), a Swiss corporation (“GAM”), and each Principal had a 15% Class B profits interest in Investment Adviser, which was accounted for as compensation. Immediately prior to the IPO, each Principal exchanged his Class B profits interest for a 15% non-voting Class A membership interest in Holdings (“New Class A Units”). Each Principal also purchased, at par value, 9.0 million shares of voting, non-participating, Investors’ Class B common stock. In addition, the Principals entered into a tax receivable agreement with the Company, under which the Principals are entitled to 85% of certain tax benefits realized by us in our tax returns as a result of the exchange of New Class A Units for Class A common stock.

Exchange of New Class A Units

Concurrent with the IPO, we entered into an exchange agreement with the Principals, which granted each Principal and certain permitted transferees the right to exchange New Class A Units for shares of Investors’ Class A common stock, on a one-for-one basis, subject to certain restrictions. In connection with the IPO, each Principal sold 1.2 million shares of New Class A Units, leaving them each with 7.8 million New Class A Units.

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

In 2010, each Principal exchanged 7.2 million New Class A Units for 7.2 million restricted shares of Class A common stock in accordance with the terms of the exchange agreement. At the time of each exchange, an equivalent number of shares of Class B common stock were surrendered by the Principals and canceled.

To enable the Principals to sell shares of Class A common stock to cover their taxes payable, as defined in the exchange agreement, on the exchanges discussed above, in 2010, we completed a synthetic secondary offering (the “secondary offering”) of approximately 3.8 million shares of Class A common stock at $17.33 per share, before the underwriting discount, for net proceeds of $62.1 million. We used all of the net proceeds to purchase at the same price and retire approximately 1.9 million shares of Class A common stock from each Principal. In connection with the secondary offering in 2010, the underwriters exercised a portion of their option to purchase additional shares of Class A common stock at the secondary offering price, net of the underwriting discount, resulting in the issuance of approximately 0.4 million shares of Class A common stock. We used all of the proceeds to repurchase at the same price and retire approximately 0.2 million shares of Class A common stock from each of the Principals.

After the exchanges in 2010, each Principal owned, and continues to own, 600,000 shares of Class B common stock and 600,000 New Class A Units, representing approximately 1% of the outstanding New Class A Units of Holdings.

Investment Strategies, Products and Performance

Overview

Our investment strategies are grouped into five asset classes: International Equity; Global Equity; U.S. Equity; High Grade Fixed Income; and High Yield.

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

Our investment capabilities are offered to clients through the following vehicles: proprietary funds, institutional commingled funds, separate accounts, a hedge fund and sub-advisory accounts. While many of our strategies are available through these vehicles, we do not offer all of these vehicles within each strategy. We currently serve as investment advisor to nine SEC-registered mutual funds that offer no-load open-end share classes. In addition, we offer two private offshore funds to select offshore clients. Our institutional commingled funds are private pooled investment vehicles which we offer to qualified institutional clients such as public and private pension funds, foundations and endowments, membership organizations and trusts. We similarly manage separate accounts for institutional clients such as public and private pension funds, foundations and endowments and generally offer these accounts to institutional investors making the required minimum initial investment, which varies by strategy. Due to the size of the plans and specific reporting requirements of these investors, a separately managed account is often necessary to meet our clients’ needs. Our sub-advisory accounts include six SEC-registered mutual funds managed pursuant to sub-advisory agreements and six non-SEC registered funds. Our sub-advisory account services are primarily focused on our International Equity strategies. Clients include financial services companies looking to supplement their own product offerings with the products of external managers with specific expertise, which we provide.

The investment decisions we make and the activities of our investment professionals may subject us to litigation and damage to our professional reputation if our investment strategies perform poorly. See “Risk Factors – Risks Related to our Business – If our investment strategies perform poorly, clients could withdraw their funds and we could suffer a decline in AuM and/or become subject to litigation which would reduce our earnings” and “Risk Factors – Risks Related to our Business – Employee misconduct could expose us to significant legal liability and reputational harm.”

Investment Strategies

The table below sets forth the total AuM for each of our investment strategies as of December 31, 2010, the strategy inception date and, for those strategies which we make available through an SEC-registered mutual fund, the Lipper ranking of the Class I shares of such mutual fund against similar funds based on performance since inception.

				Quartile Ranking
				Since Inception as
	Total AuM as of	Strategy		of December 31,
Strategy	December 31, 2010	Inception Date		2010
	(in millions)

International Equity
International Equity I	$18,781	May 1995		1
International Equity II	23,272	April 2005	(1)	1
Other International Equity	72	Various		—
High Grade Fixed Income
Total Return Bond	4,406	February 1995		1
U.S. Fixed Income & Cash	682	Various		—
High Yield
High Yield	4,907	April 2003		1
Global Equity
Global Equity	1,025	July 1995		2
U.S. Equity
Micro-Cap	15	August 2006		1
Small-Cap	196	August 2006		1
Mid-Cap	7	August 2006		2
Multi-Cap	9	August 2006		1
Other	35

Total	$53,407

(1)	We classify within International Equity II certain sub-advised mandates that were initially part of our International Equity I strategy because net client cash flows into these mandates, since 2005, have been invested according to the International Equity II strategy and the overall portfolios of these mandates are currently more similar to our International Equity II strategy.

Set forth below is a description of each of our strategies and their performance.

International Equity

Our International Equity strategies are core strategies that do not attempt to follow either a “growth” approach or a “value” approach to investing. The International Equity strategies invest in equity securities and equity derivatives in developed and emerging markets outside the U.S. and held approximately 375 positions as of December 31, 2010. We believe that maintaining a diversified core portfolio, driven by dynamic sector and company fundamental analysis, is the key to delivering superior, risk-adjusted, long-term performance in the international equity markets. The investment process for the International Equity strategy is a three phase process consisting of: (i) thinking – conducting broad global fundamental analysis to establish relative values and priorities across and between sectors and geographies; (ii) screening – conducting a detailed fundamental analysis of the competitive relationship between companies and the sectors and countries in which they operate; and (iii) selecting – carefully considering whether the investment opportunity results from (a) an attractive relative value, (b) a catalyst for change, (c) in the case of emerging markets, in a market, sector or region undergoing transformation from emerging toward developed status, (d) a company in a dominant competitive position or (e) a company exhibiting a strong financial position with strong management talent and leadership. The overall objective of our investment process is to create a highly diversified portfolio of the most relatively attractive securities in over 20 countries. The portfolio is monitored on a daily basis using a proprietary attribution system that permits us to track how particular investments contribute to performance.

The 34 professionals that comprise this team are responsible for managing International Equity investment strategies which, in the aggregate, accounted for $42.1 billion of our total assets under management as of December 31, 2010, with 43% of these assets in proprietary funds, 30% in separate accounts, 21% in commingled funds and 6% in sub-advised accounts.

•	International Equity I (“IE I”)

We launched this strategy in May 1995 and, as of December 31, 2010, it accounted for approximately $18.8 billion of AuM, including the $9.5 billion Artio International Equity Fund. IE I was closed to new investors in 2005 in order to preserve the return opportunity in our smaller capitalization investments for existing IE I investors. As of December 31, 2010, the Artio International Equity Fund ranked in the 39th percentile of its Lipper universe over the past one-year period and in the 3rd and 1st quartile over the past three- and five-year periods, respectively.

The following table sets forth the changes in AuM for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
International Equity I	2010	2009	2008
	(in millions)

Beginning AuM	$21,656	$20,188	$42,517
Gross client cash inflows	1,345	1,759	3,126
Gross client cash outflows	(5,520)	(4,406)	(7,384)

Net client cash flows	(4,175)	(2,647)	(4,258)
Transfers between investment strategies	—	10	(155)

Total client cash flows	(4,175)	(2,637)	(4,413)
Market appreciation (depreciation)	1,300	4,105	(17,916)

Ending AuM	$18,781	$21,656	$20,188

•	International Equity II (“IE II”)

We launched a second International Equity strategy in March 2005. IE II mirrors IE I in all respects except that it does not invest in companies with small capitalizations. However, the International Equity II strategy aims to replicate the returns of the small-cap component of the International Equity I strategy through a substitution strategy. We direct all new International Equity mandates into this strategy. As of December 31, 2010, IE II accounted for approximately $23.3 billion of AuM. We classify within IE II certain sub-advised mandates that were initially part of our IE I strategy because net client cash flows into these mandates, since 2005, have been invested according to the IE II strategy and the overall portfolios of these mandates are currently more similar to our IE II strategy. As of December 31, 2010, the Artio International Equity Fund II ranked in the 52nd percentile of its Lipper universe for the one year and in the 2nd and 1st quartiles over the three- and five -year periods.

The following table sets forth the changes in AuM for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
International Equity II	2010	2009	2008
	(in millions)

Beginning AuM	$24,716	$18,697	$26,050
Gross client cash inflows	3,229	6,349	11,532
Gross client cash outflows	(6,187)	(5,249)	(5,706)

Net client cash flows	(2,958)	1,100	5,826
Transfers between investment strategies	50	—	109

Total client cash flows	(2,908)	1,100	5,935
Market appreciation (depreciation)	1,464	4,919	(13,288)

Ending AuM	$23,272	$24,716	$18,697

•	Other International Equity

In addition to our core IE I and IE II strategies, we have several other smaller International Equity strategies that we have developed in response to specific client requests which, in the aggregate, accounted for approximately $0.1 billion in AuM as of December 31, 2010.

The table below sets forth the annualized returns, gross and net (which represent annualized returns prior to and after payment of fees, respectively) of our largest International Equity composites from their inception to December 31, 2010, and in the five-, three- and one-year periods ended December 31, 2010, relative to the performance of the market indices that are most commonly used by our clients to compare the performance of the relevant composite.

	Period Ended December 31, 2010
	Since
	Inception	5 Years	3 Years	1 Year

International Equity I
Annualized Gross Returns	12.8%	3.8%	(8.5)%	8.9%
Annualized Net Returns	11.3%	3.0%	(9.1)%	8.1%
MSCI EAFE Index®	4.8%	2.5%	(7.0)%	7.8%
MSCI AC World ex USA Indexsm ND	5.5%	4.8%	(5.0)%	11.2%
International Equity II
Annualized Gross Returns	6.5%	4.1%	(7.6)%	8.2%
Annualized Net Returns	5.7%	3.4%	(8.2)%	7.5%
MSCI EAFE Index®	4.4%	2.5%	(7.0)%	7.8%
MSCI AC World ex USA Indexsm ND	7.0%	4.8%	(5.0)%	11.2%

The table below sets forth the annualized returns, gross and net (which represent annualized returns prior to and after payment of fees, respectively) of our largest International Equity composites for the five years ended December 31, 2010, relative to the performance of the market indices that are most commonly used by our clients to compare the performance of the relevant composite.

	Year Ended December 31,
	2010	2009	2008	2007	2006

International Equity I
Gross Returns	8.9%	26.0%	(44.1)%	18.4%	32.9%
Net Returns	8.1%	25.0%	(44.5)%	17.5%	31.5%
MSCI EAFE Index®	7.8%	31.8%	(43.4)%	11.2%	26.3%
MSCI ACWI ex USA Indexsm ND	11.2%	41.4%	(45.5)%	16.7%	26.7%
International Equity II
Gross Returns	8.2%	26.1%	(42.2)%	18.2%	31.0%
Net Returns	7.5%	25.3%	(42.6)%	17.4%	30.0%
MSCI EAFE Index®	7.8%	31.8%	(43.4)%	11.2%	26.3%
MSCI ACWI ex USA Indexsm ND	11.2%	41.4%	(45.5)%	16.7%	26.7%

The returns generated by the proprietary funds, sub-advisory accounts, separate accounts and institutional commingled funds invested in our International Equity strategies for 2010 and 2009 are substantially similar to the returns presented in the tables above.

High Grade Fixed Income

We manage investment grade fixed income strategies that include high grade debt of both U.S. and non-U.S. issuers. Our main offering is our Total Return Bond strategy, also known as the Core Plus strategy, which invests at least 60% of portfolio assets in the U.S. fixed income markets (the “Core”) but also seeks to take advantage of those opportunities available in the investment grade components of non-U.S. markets (the “Plus”). We also offer a Core Plus Plus strategy, which combines our Total Return Bond strategy with allocations to high yield. The High Yield portion of these assets is reflected in the High Yield section of our discussion. In addition, we manage several U.S. fixed income and cash strategies.

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

The nine professionals in our High Grade Fixed Income team are responsible for both the global high grade and U.S. fixed income products which, in the aggregate, accounted for $5.1 billion of our total AuM as of December 31, 2010. We have focused our distribution efforts on these strategies since the beginning of 2007 and have increased our AuM invested in these strategies by $3.1 billion as a result. As of December 31, 2010, 29% of the $5.1 billion in AuM were in proprietary funds, 58% were in separate accounts and 13% were in sub-advised accounts.

•	Total Return Bond

We launched this product in February 1995 and, as of December 31, 2010, it accounted for approximately $4.4 billion of AuM. As of December 31, 2010, the Total Return Bond Fund (Class I Shares) ranked in the 2nd quartile of its Lipper universe over the past one- and three-year periods, and in the 1st quartile over the five-year period.

•	U.S. Fixed Income & Cash

As of December 31, 2010, these products accounted for approximately $0.7 billion of AuM, mostly through sub-advisory arrangements with GAM’s offshore funds. See “Item 8. Financial Statements and Supplementary Data: Notes to the Financial Consolidated Statements, Note 6. Related Party Activities.”

The following table sets forth the changes in AuM for 2010, 2009 and 2008:

	Year Ended December 31,
High Grade Fixed Income	2010	2009	2008
	(in millions)

Beginning AuM	$5,293	$4,566	$4,657
Gross client cash inflows	922	1,481	1,550
Gross client cash outflows	(1,537)	(1,230)	(1,523)

Net client cash flows	(615)	251	27
Transfers between investment strategies	10	(16)	(117)

Total client cash flows	(605)	235	(90)
Market appreciation (depreciation)	400	492	(1)

Ending AuM	$5,088	$5,293	$4,566

The table below sets forth the annualized returns, gross and net (which represent annualized returns prior to and after payment of fees, respectively) of our principal composite, the Total Return Bond (Core Plus) composite, from its inception to December 31, 2010 and in the five-, three- and one-year periods ended December 31, 2010, relative to the performance of the market indices that are most commonly used by our clients to compare the performance of the composite.

	Period Ended December 31, 2010
	Since
	Inception	5 Years	3 Years	1 Year

Annualized Gross Returns	7.9%	6.8%	6.7%	8.4%
Annualized Net Returns	7.1%	6.3%	6.3%	7.9%
Barclays Capital U.S. Aggregate Bond Index	6.7%	5.8%	5.9%	6.5%
Customized Index(1)	6.3%	6.0%	5.7%	6.2%

(1)	The customized index is composed of 80% of the Merrill Lynch 1-10 year U.S. Government/Corporate Index and 20% of the JP Morgan Global Government Bond (non-U.S.) Index.

The table below sets forth the annualized returns, gross and net (which represent annualized returns prior to and after payment of fees, respectively) of our principal composite, the Total Return Bond (Core Plus) composite, for the five years ended December 31, 2010, relative to the performance of the market indices that are most commonly used by our clients to compare the performance of the relevant composite.

	Year Ended December 31,
Total Return Bond	2010	2009	2008	2007	2006

Gross Returns	8.4%	11.2%	0.9%	8.3%	5.5%
Net Returns	7.9%	10.7%	0.4%	7.7%	4.8%
Barclays Capital U.S. Aggregate Bond Index	6.5%	5.9%	5.2%	7.0%	4.3%
Customized Index(1)	6.2%	5.4%	5.6%	8.2%	4.7%

(1)	The customized index is comprised of 80% of the Merrill Lynch 1-10 year U.S. Government/Corporate Index and 20% of the JP Morgan Global Government Bond (non-U.S.) Index.

The returns generated by the proprietary funds, sub-advisory accounts and separate accounts invested in our High Grade Fixed Income strategy for 2010 and 2009, are substantially similar to the returns presented in the tables above.

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

We have expanded our High Yield strategy by launching and seeding Artio Global Credit Opportunities Fund, a global credit hedge fund, in September 2010. The fund will aim to deliver absolute returns with low volatility and a low correlation to other asset classes by exploiting overlooked areas of value in stressed capital structures and under-researched international credits utilizing the experience of our investment teams. It will take a conservative approach to leverage and will be invested in bank debt, bonds, credit default swaps, mezzanine capital and equity-like instruments. We believe that over time this product will contribute to the growth of the Company in terms of both AuM and revenues.

The eight professionals comprising our High Yield team are responsible for managing the High Yield strategy which accounted for approximately $4.9 billion of our total AuM as of December 31, 2010, with 64% of these assets in proprietary funds, 12% in separate accounts, 18% in sub-advised accounts and 6% in commingled funds. The main vehicle for this strategy is the Artio Global High Income Fund, which we launched in December 2002. The fund carried a Morningstar 5-star rating on its Class I shares and Class A shares as of December 31, 2010. The Global High Income Fund also ranked in the 4th quartile of its Lipper universe over the one-year period, and the top decile over the three- and five-year periods ending December 31, 2010 and since inception, as of December 31, 2010.

The following table sets forth the changes in AuM for 2010, 2009 and 2008:

	Year Ended December 31,
High Yield	2010	2009	2008
	(in millions)

Beginning AuM	$3,516	$977	$852
Gross client cash inflows	3,066	2,399	807
Gross client cash outflows	(2,017)	(639)	(442)

Net client cash flows	1,049	1,760	365
Transfers between investment strategies	(10)	6	117

Total client cash flows	1,039	1,766	482
Market appreciation (depreciation)	352	773	(357)

Ending AuM	$4,907	$3,516	$977

The table below sets forth the annualized returns, gross and net (which represent annualized returns prior to and after payment of fees, respectively) of our High Yield composite from its inception to December 31, 2010, and in the five-, three-, and one-year periods ended December 31, 2010, relative to the performance of the market indices which are most commonly used by our clients to compare the performance of the composite.

	Period Ended December 31, 2010
	Since
High Yield	Inception	5 Years	3 Years	1 Year

Annualized Gross Returns	11.5%	10.0%	10.7%	13.5%
Annualized Net Returns	10.3%	8.8%	9.7%	12.4%
ML Global High Yield USD Constrained Index	10.4%	9.2%	10.2%	13.8%

The table below sets forth the annualized returns, gross and net (which represent annualized returns prior to and after payment of fees, respectively) of our High Yield composite for the five years ended December 31, 2010, relative to the performance of the market indices that are most commonly used by our clients to compare the performance of the relevant composite.

	Year Ended December 31,
High Yield	2010	2009	2008	2007	2006

Gross Returns	13.5%	56.4%	(23.6)%	5.2%	12.6%
Net Returns	12.4%	55.0%	(24.3)%	4.1%	11.2%
ML Global High Yield USD Constrained Index	13.8%	62.2%	(27.5)%	3.4%	12.2%

The returns generated by the proprietary funds, sub-advisory accounts, separate accounts and institutional commingled funds invested in our High Yield strategies for 2010 and 2009 are substantially similar to the returns presented in the tables above.

Global Equity

Global Equity is a core equity strategy that invests in companies worldwide. While U.S. investors have traditionally split investment decisions into U.S. versus non-U.S. categories, we believe that a growing number of U.S. investors will adopt the global paradigm and this distinction will evolve into the adoption of true global equity portfolios. The impact of globalization continues to diminish the importance of “country of origin” within the equity landscape and industry considerations have become much more critical in understanding company dynamics, particularly within more developed markets. We believe that our strength in analyzing and allocating to opportunities within developed and emerging markets positions us to effectively penetrate this growing area. This strategy employs the same investment process as our International Equity strategies, but includes the U.S. equity market in its investing universe.

In addition to managing our International Equity strategies, the professionals that comprise this team are also responsible for our Global Equity strategy and receive input from our U.S. Equity teams, as appropriate. As of December 31, 2010, Global Equity accounted for approximately $1.0 billion of AuM, with 6% of these assets in our proprietary funds, 62% in separate accounts and 32% in commingled funds. As of December 31, 2010, the Artio Global Equity Fund ranked in the 2nd quartile of its Lipper universe over the past one-year period, in the 2nd quartile over the past three-year period, in the 1st quartile over the past five-year period, and had a 4-star Morningstar rating.

The table below sets forth the changes in assets under management for 2010, 2009 and 2008:

	Year Ended December 31,
Global Equity	2010	2009	2008
	(in millions)

Beginning AuM	$618	$591	$761
Gross client cash inflows	460	89	210
Gross client cash outflows	(141)	(186)	(95)

Net client cash flows	319	(97)	115
Transfers between investment strategies	(50)	—	46

Total client cash flows	269	(97)	161
Market appreciation (depreciation)	138	124	(331)

Ending AuM	$1,025	$618	$591

The table below sets forth the annualized returns, gross and net (which represents annualized returns prior to and after payment of fees, respectively) of our Global Equity composite from its inception to December 31, 2010, and in the five-, three- and one-year periods ended December 31, 2010, relative to the performance of the market indices that are most commonly used by our clients to compare the performance of the composite.

	Period Ended December 31, 2010
	Since
Global Equity	Inception	5 Years	3 Years	1 Year

Annualized Gross Returns	10.0%	4.4%	(3.6)%	14.5%
Annualized Net Returns	8.8%	3.6%	(4.1)%	13.9%
MSCI World Index	6.0%	2.4%	(4.9)%	11.8%
MSCI AC World Indexsm	5.9%	3.4%	(4.3)%	12.7%

The table below sets forth the annualized returns, gross and net (which represent annualized returns prior to and after payment of fees, respectively) of our Global Equity composite for the five years ended December 31, 2010, relative to the performance of the market indices that are most commonly used by our clients to compare the performance of the relevant composite.

	Year Ended December 31,
Global Equity	2010	2009	2008	2007	2006

Gross Returns	14.5%	32.2%	(40.8)%	12.5%	23.2%
Net Returns	13.9%	31.5%	(41.2)%	11.7%	21.4%
MSCI World Index	11.8%	30.0%	(40.7)%	9.0%	20.1%
MSCI AC World Indexsm	12.7%	34.6%	(42.2)%	11.7%	21.0%

The returns generated by the proprietary funds, sub-advisory accounts, separate accounts and institutional commingled funds invested in our Global Equity strategies for the periods ended December 31, 2010 and 2009 are substantially similar to the returns presented in the tables above.

U.S. Equity

Our U.S. Equity strategies were launched in July 2006 and are comprised of Microcap, Smallcap, Midcap and Multicap investment strategies that invest in equity securities of U.S. issuers with market capitalizations that fit within the indicated categories. We believe a diversified core portfolio, driven by extensive independent research and the ability to capitalize on price inefficiencies of companies are the key components to delivering consistently superior long-term performance. The investment process we undertake for these U.S. Equity strategies focuses on individual stock selection based on in-depth fundamental research, valuation and scenario analysis, rather than market timing or sector/industry concentration. This process is comprised of three steps:

(i) sector and industry quantitative and qualitative screening; (ii) conducting fundamental research; and (iii) valuing investments based on upside/downside scenario analysis. Our investment process focuses on both quantitative and qualitative factors.

The nine professionals comprising our U.S. Equity team are responsible for managing the four distinct investment strategies which, in the aggregate, accounted for $227 million of our total AuM as of December 31, 2010, with 54% in proprietary funds and 46% in sub-advised accounts.

•	Multicap – We launched this strategy in July 2006 and, as of December 31, 2010, it accounted for approximately $9 million of AuM. The Multicap strategy ranked in the 1st quartile of the Lipper “Multi-Cap Core Funds” class category since inception as of December 31, 2010.

•	Midcap – We launched this strategy in July 2006 and, as of December 31, 2010, it accounted for approximately $7 million of AuM. The Midcap strategy ranked in the 2nd quartile of the Lipper “Mid-Cap Core Funds” class category since inception as of December 31, 2010.

•	Smallcap – We launched this strategy in July 2006 and, as of December 31, 2010, it accounted for approximately $196 million of AuM. The Smallcap strategy ranked in the top decile in the Lipper “Small-Cap Core Funds” class category since inception as of December 31, 2010.

•	Microcap – We launched this strategy in July 2006 and, as of December 31, 2010, it accounted for approximately $15 million of AuM. The Microcap strategy ranked in the 1st quartile of its Lipper universe since inception as of December 31, 2010.

The table below sets forth the changes in AuM for 2010, 2009 and 2008:

	Year Ended December 31,
U.S. Equity	2010	2009	2008
	(in millions)

Beginning AuM	$81	$49	$133
Gross client cash inflows	194	14	18
Gross client cash outflows	(88)	(9)	(38)

Net client cash flows	106	5	(20)
Transfers between investment strategies	—	—	—

Total client cash flows	106	5	(20)
Market appreciation (depreciation)	40	27	(64)

Ending AuM	$227	$81	$49

The table below sets forth the annualized returns, gross and net (which represents annualized returns prior to and after payment of fees, respectively) of our U.S. Equity composites from their inception to December 31, 2010, relative to the performance of the market indices which are most commonly used by our clients to compare the performance of the relevant composite.

	Period Ended December 31, 2010
	Since
U.S. Equity	Inception	3 Years		1 Year

Multi-Cap
Annualized Gross Returns	6.5%	2.1%		20.0%
Annualized Net Returns	5.6%	1.3%		19.1%
Russell 3000® Index	2.4%	(2	.0)%	16.9%
Mid-Cap
Annualized Gross Returns	6.7%	2.7%		27.9%
Annualized Net Returns	5.8%	2.0%		26.9%
Russell Mid-Cap® Index	4.7%	1.1%		25.5%
Small-Cap
Annualized Gross Returns	10.3%	6.5%		22.9%
Annualized Net Returns	9.4%	5.6%		21.9%
Russell 2000® Index	4.0%	2.2%		26.9%
Micro-Cap
Annualized Gross Returns	5.7%	3.0%		37.0%
Annualized Net Returns	4.7%	2.0%		35.6%
Russell 2000® Index	4.0%	2.2%		26.9%
Russell Micro-Cap® Index	0.8%	(0	.4)%	28.9%

The table below sets forth the annualized returns, gross and net (which represent annualized returns prior to and after payment of fees, respectively) of our U.S. Equity composites for the five years ended December 31, 2010, relative to the performance of the market indices that are most commonly used by our clients to compare the performance of the relevant composite.

	Year Ended December 31,
	2010	2009	2008	2007	2006(1)

Multi-Cap
Gross Returns	20.0%	51.1%	(41.4)%	6.1%	17.1%
Net Returns	19.1%	49.9%	(41.8)%	5.1%	16.4%
Russell 3000® Index	16.9%	28.3%	(37.3)%	5.1%	12.2%
Mid-Cap
Gross Returns	27.9%	53.4%	(44.7)%	3.7%	18.3%
Net Returns	26.9%	52.1%	(45.1)%	3.0%	17.7%
Russell Mid-Cap® Index	25.5%	40.5%	(41.5)%	5.6%	12.4%
Small-Cap
Gross Returns	22.9%	66.9%	(41.1)%	11.3%	14.5%
Net Returns	21.9%	65.3%	(41.5)%	10.7%	13.9%
Russell 2000® Index	26.9%	27.2%	(33.8)%	(1.6)%	13.1%
Micro-Cap
Gross Returns	37.0%	60.8%	(50.4)%	(0.2)%	17.0%
Net Returns	35.6%	59.3%	(50.8)%	(1.0)%	16.3%
Russell 2000® Index	26.9%	27.2%	(33.8)%	(1.6)%	13.1%
Russell Micro-Cap® Index	28.9%	27.5%	(39.8)%	(8.0)%	13.7%

(1)	Results for the year ended December 31, 2006 are for the period from July 31, 2006 to December 31, 2006.

The returns generated by the proprietary funds, sub-advisory accounts and separate accounts invested in our U.S. Equity strategies for 2010 and 2009 are substantially similar to the returns presented in the tables above.

Private Offshore Fund

In addition to our core strategies, we have approximately $35 million of AuM invested in other strategies, all of which was invested in a private offshore fund as of December 31, 2010.

New Initiatives

In September 2010 we launched and seeded Artio Global Credit Opportunities Fund, a global credit hedge fund, which aims to deliver absolute returns with low volatility and a low correlation to other asset classes by exploiting overlooked areas of value in stressed capital structures and under-researched international credits utilizing the experience of our investment teams. It takes a conservative approach to leverage and is invested in bank debt, bonds, credit default swaps, mezzanine capital and equity-like instruments. As of December 31, 2010, the fund’s capital consists primarily of $19 million of seed money that we invested.

We expect to seed and launch the Artio Local Emerging Markets Debt Fund (“LEMDF”) in the first quarter of 2011 with $22 million of firm capital. LEMDF will be our tenth SEC-registered fund. LEMDF will seek to provide a high level of total return consisting of income and capital appreciation by primarily investing in fixed income instruments denominated in emerging market currencies.

We also plan to make investments of approximately $10 million into our U.S. Equity strategies in conjunction with the expected redemption of GAM’s seed capital investments in the funds.

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

By leveraging our intermediated distribution sources and focusing on institutions and organizations that demonstrate institutional buying behavior and longer-term investment horizons, we have built a balanced and broadly diversified client base across both the institutional and retail investor markets. As of December 31, 2010, 43% of AuM were in proprietary funds and 57% were in other institutional assets, including separate accounts (32%), sub-advisory accounts (8%) and commingled funds (17%). The recent economic downturn and consolidation in the broker-dealer industry have led to increased competition to market through broker dealers and higher costs, and may lead to reduced distribution access and further cost increases; however, we believe the recent consolidation provides us with opportunities to expand our reach to additional retail investors through our existing broker-dealer relationships.

We believe that our client base is largely institutional in nature and exhibits buying behavior that would be expected of such institutional actors; these clients invest for the long-term and are less likely to withdraw their assets during stressed market conditions. We further believe that the institutional nature of our business has resulted in lower redemptions as compared to asset management businesses that service primarily retail clients.

Historically, we have concentrated our distribution efforts primarily on our International Equity strategies. In recent years, we have also begun to focus on other strategies as well, including our High Grade Fixed Income, High Yield and Global Equity strategies. In addition, we have selectively strengthened our international distribution by expanding into Canada and, for the first time we have resources dedicated to building distribution for our products in the large developed pension fund markets of the United Kingdom, Northern Europe and Scandinavia, as well as with Sovereign Wealth Funds globally. We believe that over time these markets will present future growth opportunities for the Company, particularly for our Global Equity strategy.

We continue to focus on expanding our distribution capabilities into those markets and client segments where we see demand for our product offerings and which we believe are consistent with our philosophy of focusing on distributors who display institutional buying behavior through their selection process and due diligence. For example, we have added employees to our broker-dealer team in 2010 to target a broader set of financial advisors. We also began focusing on family offices by dedicating an employee to this client segment.

Institutional Distribution and Client Service

We service a broad spectrum of institutional clients, including some of the world’s leading corporations, public and private pension funds, endowments and foundations and financial institutions. As of December 31, 2010, we provided asset management services to approximately 1,350 institutional clients invested in separate accounts, commingled funds and proprietary funds, including approximately 147 state and local governments nationwide and approximately 483 corporate clients. In addition, we manage assets for approximately 188 foundations; approximately 104 colleges, universities or other educational endowments; approximately 133 of the country’s hospital or healthcare systems; and approximately 124 Taft-Hartley plans and 18 religious organizations.

In the institutional marketplace, our sales professionals, client relationship managers and client service professionals are organized into teams, each focusing on a geographic target market in the U.S. We have also established a sales presence in Canada and have begun expanding overseas to London. We will continue to focus on expanding distribution in countries where we believe there is significant demand for our investment expertise.

Our institutional sales professionals focus their efforts on building strong relationships with the influential institutional consultants in their regions, while seeking to establish direct relationships with the largest potential institutional clients in their region. Their efforts have led to consultant relationships that are broadly diversified across a wide range of consultants. As of December 31, 2010, our largest consultant relationship represented approximately 4% of our total AuM. Our largest individual client represented approximately 3% of our total AuM as of December 31, 2010, and our top ten clients represented approximately 17% of our total AuM as of December 31, 2010.

Our relationship managers generally assume responsibility from the sales professionals for maintaining the client relationship as quickly as is practical after a new mandate is won. Relationship managers and other client service professionals focus on interacting one-on-one with key clients on a regular basis to update them on investment performance and objectives.

We have also designated a small team of investment professionals in the role of product specialists. These specialists participate in the investment process but their primary responsibility is communicating with clients any developments in the portfolio and answering questions beyond those where the client service staff can provide adequate responses.

Proprietary Fund and Retail Distribution

Within the proprietary fund and retail marketplace, we have assembled a small team of sales professionals for the areas and client segments where it can have meaningful impact. Our approach to retail distribution is to focus on: (i) broker dealers and major intermediaries; (ii) the RIA marketplace; (iii) direct brokerage platforms; and (iv) major financial institutions through sub-advisory channels. In general, their penetration has been greatest in those areas of the intermediated marketplace that display an institutional buying behavior.

Broker Dealers

In 2005, we established a broker-dealer sales team which supports the head office product distribution teams of major brokerage firms. This team also seeks to build general awareness of our investment offering among individual advisors and supports our platform sales, focusing particularly in those areas within each of its distributors where our no-load share classes are most appropriate. These dedicated marketing efforts are supported by internal investment professionals. While recent consolidation in the broker-dealer industry reduced the number of broker-dealer platforms, we believe those organizations with which we have existing relationships have become larger opportunities as a result. We are currently focused on expanding this distribution channel by adding new wholesalers. As of December 31, 2010, our largest broker-dealer relationship accounted for approximately 5% of our total AuM.

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

Brokerage Platforms

Our funds are available on various mutual fund platforms including Charles Schwab & Co., Inc., where our funds have been available since the first quarter of 2000, and on Fidelity’s Funds Network, where our funds have been available since the fourth quarter of 1998. As of December 31, 2010, our largest mutual fund platform represented approximately 10% of our total AuM.

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

Investment Management Fees

We earn investment management fees directly on the proprietary funds, commingled funds and separate accounts that we manage and indirectly under our sub-advisory agreements for proprietary funds and other investment funds. The fees we earn depend on the type of investment product we manage and are typically negotiated after consultation with the client based upon factors such as amount of AuM, investment strategy servicing requirements, multiple or related account relationships and client type. Most of our fees are calculated based on daily or monthly average AuM, rather than quarter-end balances of AuM. In addition, a small number of separate account clients pay us fees according to the performance of their accounts relative to certain agreed-upon benchmarks, which results in a slightly lower base fee, but allows us to earn higher fees if the relevant investment strategy outperforms the agreed-upon benchmark. Performance fees represented (0.5)% of our Total revenues and other operating income for the year ended December 31, 2009. In one account, performance fees are paid annually and were subject to a clawback provision that was evaluated cumulatively at the end of each year over a span of three years ending in 2009. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We did not earn any performance fees in 2010. To the extent that we offer alternative products in the future, including our recently-launched global credit hedge fund, the Artio Global Credit Opportunities Fund, we expect that performance fees will become a greater portion of total revenues.

Outsourced Operations, Systems and Technology

As an organization, we have developed a business model which focuses the vast majority of resources on meeting clients’ investment objectives. As a result, we seek to outsource, whenever appropriate, support functions to industry leaders to allow us to focus on areas where we believe we can add the most value for clients. We monitor the performance of our outsourced service providers.

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

Competition

In order to grow our business, we must be able to compete effectively for AuM. We compete in all aspects of our business with other investment management companies, some of which are part of substantially larger organizations. We have historically competed principally on the basis of:

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

Employees

As of December 31, 2010, we employed 215 full-time and two part-time employees, including 60 investment professionals, 53 in distribution and client service, 27 in enterprise risk management and 77 in various other corporate and support functions. None of our employees are subject to collective bargaining agreements. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

Properties

Our corporate headquarters and principal offices are located in New York, New York and are leased under a lease that will expire in 2014. In addition to our headquarters, we have sales and marketing teams based in Los Angeles, California, Toronto, Canada and London, England, where we maintain short-term leases. We believe our existing facilities are adequate to meet our requirements.

Legal Proceedings

We have been named in certain litigation. In the opinion of management, the possibility of an outcome from this litigation that is materially adverse to us is remote.

Regulatory Environment and Compliance

Our business is subject to extensive regulation in the U.S. at both the federal and state level, as well as by self-regulatory organizations and outside the U.S. Under these laws and regulation, agencies that regulate investment advisors have broad administrative powers, including the power to limit, restrict or prohibit an investment advisor from carrying on its business in the event that it fails to comply with such laws and regulations. Possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment advisor and other registrations, censures and fines.

SEC Regulation

Artio Global Management LLC is registered with the SEC as an investment advisor pursuant to the Advisers Act, and our retail investment company clients are registered under the 1940 Act. As compared to other disclosure-oriented U.S. federal securities laws, the Advisers Act and the 1940 Act, together with the SEC’s rules, regulations and interpretations thereunder, are highly restrictive regulatory statutes. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act and the 1940 Act, ranging from fines and censures to termination of an advisor’s registration.

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

A majority of our revenues are derived from our advisory services to investment companies registered under the 1940 Act, such as mutual funds. The 1940 Act imposes significant requirements and limitations on a registered fund, including with respect to its capital structure, investments and transactions. While we exercise broad discretion over the day-to-day management of these funds, every fund is also subject to oversight and management by a board of directors, a majority of whom are not “interested persons” under the 1940 Act. The responsibilities of the board include, among other things, approving our advisory contract with the fund; approving service providers; determining the method of valuing assets; and monitoring transactions involving affiliates. Our advisory contracts with these funds may be terminated by the funds on not more than 60 days’ notice, and are subject to annual renewal by the fund’s board after an initial two year term.

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

ERISA-Related Regulation

To the extent that Artio Global Management is a “fiduciary” under ERISA with respect to benefit plan clients, it is subject to ERISA, and to regulations promulgated thereunder. ERISA and applicable provisions of the Internal Revenue Code of 1986, as amended, impose certain duties on persons who are fiduciaries under ERISA, prohibit certain transactions involving ERISA plan clients and provide monetary penalties for violations of these prohibitions.

Non-U.S. Regulation

In addition to the extensive regulation our asset management business is subject to in the U.S., we are also subject to regulation internationally by the Ontario Securities Commission, the Irish Financial Institutions Regulatory Authority, and the Hong Kong Securities and Futures Commission. Our business is also subject to the rules and regulations of the more than 40 countries in which we currently conduct investment activities.

Risk Management and Compliance

Our Enterprise Risk Management Committee focuses on the key risks to which the firm is subject. Our 10-person risk management unit is responsible for measuring and monitoring portfolio level risk, portfolio analysis including performance attribution, performance reporting and operational risk. Our legal and compliance functions are integrated into one team of 11 full-time professionals as of December 31, 2010. This group is responsible for all legal and regulatory compliance matters, as well as monitoring adherence to client investment guidelines. Senior management is involved at various levels in all of these functions including through active participation on all the firm’s supervisory oversight committees.

For information about our regulatory environment, see “Risk Factors – Risks Related to our Industry – The regulatory environment in which we operate is subject to continual change and regulatory developments designed to increase oversight may adversely affect our business.”

Item 1A. Risk Factors

We face a variety of significant and diverse risks, many of which are inherent in our business. Described below are certain risks that we currently believe could materially affect us. Other risks and uncertainties that we do not now consider to be material or of which we are not now aware may become important factors that affect us in the future. The occurrence of any of the risks discussed below could materially and adversely affect our business, prospects, financial condition, results of operations or cash flow.

Risks Related to our Business

We derive a substantial portion of our revenues from a limited number of our strategies.

As of December 31, 2010, 79% of our assets under management (“AuM”) were invested in the International Equity I and International Equity II strategies, and 87% of our investment management fees for the year ended December 31, 2010 were attributable to fees earned from those strategies. As a result, our operating results are substantially dependent upon the performance of those strategies and our ability to attract positive net client flows and retain assets within those strategies. In addition, our smaller strategies, due to their size, may not be able to generate sufficient fees to cover their expenses. If a significant portion of the investors in either the International Equity I or International Equity II strategies decided to withdraw their investments or terminate their investment management agreements for any reason, including poor investment performance or adverse market conditions, our revenues from those strategies would decline and it could have a material adverse effect on our earnings. Our results have been impacted in 2009 and 2010 by net client cash outflows from these strategies.

Difficult market conditions can adversely affect our business in many ways, including by reducing the value of our AuM and causing clients to withdraw funds, each of which could materially reduce our revenues and adversely affect our financial condition.

The fees we earn under our investment management agreements are typically based on the market value of our AuM. Investors in open-end funds can redeem their investments in those funds at any time without prior notice and our clients may reduce the aggregate amount of AuM with us for any number of reasons, including investment performance, changes in prevailing interest rates and financial market performance. Clients in commingled funds and separately managed accounts may redeem their investments typically with 30 to 60 days’ notice. In addition, the prices of the securities held in the portfolios we manage may decline due to any number of factors beyond our control, including, among others, a declining stock market, general economic downturn, political uncertainty or acts of terrorism. During extreme periods of market illiquidity, we may be forced to accept a lower price on securities in order to meet redemption requests. As we have seen in connection with the market dislocations of 2008 and 2009, as well as during 2010, amid challenging economic and market conditions, the pace of client redemptions or withdrawals from our investment strategies could accelerate if clients move assets to investments they perceive as offering greater opportunity or lower risk. If our AuM decline for any of these reasons, it would result in lower investment management fees.

For example, during 2008 and the early part of 2009, the global economic and financial crisis led to dramatic declines across financial markets. Global equity markets fell, particularly as the financial crisis intensified in the third and fourth quarters of 2008 and the first quarter of 2009. The significant declines in stock prices worldwide resulted in substantial withdrawals from equity funds during 2008 throughout the asset management industry.

If our investment strategies perform poorly, clients could withdraw their funds and we could suffer a decline in assets under management and/or become subject to litigation which would reduce our earnings.

The relative performance of our investment strategies is critical in retaining existing clients as well as attracting new clients. If our investment strategies perform poorly, as our International Equity strategies did during 2009 and 2010, our earnings could be reduced because:

•	our existing clients may withdraw their funds from our investment strategies, which would cause the revenues that we generate from investment management fees to decline;

•	our Morningstar and Lipper ratings may decline, which may adversely affect our ability to attract new assets or retain existing assets, especially assets in the Artio Global Funds;

•	third-party financial intermediaries, advisors or consultants may rate our investment products poorly, which may lead our existing clients to withdraw funds from our investment strategies or to reduce asset inflows from these third parties or their clients; or

•	the mutual funds and other investment funds that we advise or sub-advise may decide not to renew or to terminate the agreements pursuant to which we advise or sub-advise them and we may not be able to replace these relationships.

Our investment strategies can perform poorly for a number of reasons, including general market conditions and investment decisions that we make. For instance, investment decisions to overweight or underweight specific markets, sectors or individual stocks may lead our strategies to underperform. Additionally, currency positioning relative to the benchmark may be a detractor.

In contrast, when our strategies experience strong results relative to the market or other asset classes, clients’ allocations to our strategies may increase relative to their other investments and we could suffer withdrawals as our clients rebalance their investments to fit their asset allocation preferences.

While clients do not have legal recourse against us solely on the basis of poor investment results, if our investment strategies perform poorly, we are more likely to become subject to litigation brought by dissatisfied clients. In addition, to the extent clients are successful in claiming that their losses resulted from fraud, negligence, willful misconduct, breach of contract or other similar misconduct, such clients may have remedies against us, our investment funds, our investment professionals and/or our affiliates under the federal securities laws and/or state law.

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

We have presented the historical returns of our existing investment strategies under “Business – Investment Strategies, Products and Performance.” The historical returns of our strategies and the rankings we have received in the past should not be considered indicative of the future results of these strategies or of any other strategies that we may be in the process of developing or that we may develop in the future. Our strategies’ returns have benefited during some periods from investment opportunities and positive economic and market conditions. Our strategies have also experienced performance results below specified benchmarks. Notably, our International Equity strategies performed well below their benchmark during 2009 and also underperformed their benchmark to a lesser extent during 2010.

Most of our investment strategies consist of investments in the securities of companies located outside of the United States, which may involve foreign currency exchange, tax, political, social and economic uncertainties and risks.

As of December 31, 2010, approximately 81% of our AuM across our investment strategies were invested in strategies that primarily invest in securities of companies located outside the United States. Fluctuations in foreign currency exchange rates could negatively affect the returns of our clients who are invested in these strategies. In addition, an increase in the value of the U.S. dollar relative to non-U.S. currencies is likely to result in a decrease in the U.S. dollar value of our AuM, which, in turn, could result in lower U.S.-dollar denominated revenue.

Investments in non-U.S. issuers may also be affected by tax positions taken in countries or regions in which we are invested as well as political, social and economic uncertainty, particularly as a result of the recent decline in economic conditions. Many financial markets are not as developed, or as efficient, as the U.S. financial market, and, as a result, liquidity may be reduced and price volatility may be higher. Liquidity may also be adversely affected by political or economic events within a particular country, and by increasing the aggregate amount of our investments in smaller non-U.S. issuers. Non-U.S. legal and regulatory environments, including financial accounting standards and practices, may also be different, and there may be less publicly available information in respect of such companies. These risks could adversely affect the performance of our strategies that are invested in securities of non-U.S. issuers.

During 2010, concerns surrounding an escalating sovereign debt crisis centered on the eurozone led the euro to decline relative to the U.S. dollar. As a result, this decline in the euro magnified negative returns within many European markets in U.S. dollar terms.

Our ability to retain and attract qualified employees is critical to the success of our business and the failure to do so may materially adversely affect our performance.

Our people are our most important resource and competition for qualified employees is intense. In order to attract and retain qualified employees, we must compensate our employees at competitive rates and we strive to remain above the median for our peer group. Typically employee compensation is a significant expense, is highly variable and changes with performance. If we are unable to continue to attract and retain qualified employees, or do so at rates necessary to maintain our competitive position, or if compensation costs required to attract and retain employees increase, our performance, including our competitive position, could be materially adversely affected. Our compensation program is designed to attract, retain and motivate employees; however, in the event our investment strategies underperform or there is a general deterioration of market conditions, a lack of motivation or productivity among employees may result, even if compensation levels remain competitive.

Additionally, we utilize equity awards as part of our compensation strategy and as a means for recruiting and retaining highly skilled talent. A decline in our stock price or a failure of employees to meet the goals set by the performance-based awards, could result in a significant deterioration in the value of restricted stock units granted, thus lessening the effectiveness of retaining employees through stock-based awards. For example, the awards that were granted in connection with our IPO in 2009 have significantly declined in value. There can be no assurance that we will continue to successfully attract and retain key personnel.

We derive substantially all of our revenues from contracts that may be terminated on short notice.

We derive substantially all of our revenues from investment advisory and sub-advisory agreements, almost all of which are terminable by clients upon short notice. Our investment management agreements with proprietary funds, as required by law, are generally terminable by the funds’ board of directors, or a vote of the majority of the funds’ outstanding voting securities on not more than 60 days’ written notice. After an initial term, each fund’s investment management agreement must be approved and renewed annually by the independent members of such fund’s board of directors. Our sub-advisory agreements are generally terminable on not more than 60 days’ notice. These investment management agreements may be terminated or not renewed for any number of reasons. The decrease in revenues that could result from the termination of a material contract could have a material adverse effect on our business.

We depend on third-party distribution sources to market our investment strategies and access our client base.

Our ability to grow our AuM is highly dependent on access to third-party intermediaries, including RIAs and broker dealers. We also provide our services to retail clients through mutual fund platforms and sub-advisory relationships. As of December 31, 2010, our largest mutual fund platform represented approximately 10% of our total AuM, our largest intermediary accounted for approximately 5% of our total AuM and our largest sub-advisory relationship represented approximately 3% of our total AuM. We cannot assure you that these sources and client bases will continue to be accessible to us on commercially reasonable terms, or at all. The absence of such access could have a material adverse effect on our earnings. Our institutional separate account business is highly dependent upon referrals from pension fund consultants. Many of these consultants review and evaluate our products and our firm from time to time. Poor reviews or evaluations of either a particular product or of us may result in client withdrawals or may impair our ability to attract new assets through these intermediaries. As of December 31, 2010, the consultant advising the largest portion of our client assets under management represented approximately 4% of our AuM. In addition, the recent economic downturn and consolidation in the broker-dealer industry have led to increased competition to market through broker dealers and higher costs, and may lead to reduced distribution access and further cost increases.

We have experienced both significant growth and significant declines in AuM from 2003 through 2010. No particular period may be indicative of future performance.

Our AuM increased from approximately $7.5 billion as of December 31, 2003 to approximately $75.4 billion as of December 31, 2007, and then declined to $45.2 billion as of December 31, 2008, and have stabilized as of year end in 2009 and 2010 at $56.0 billion and 53.4 billion, respectively. Future growth of our business will depend on a variety of factors including, among other things, global market conditions and volatility, our ability to devote sufficient resources to maintaining existing investment strategies and developing new investment strategies, our success in producing attractive returns from our investment strategies, our ability to extend our distribution capabilities, our ability to deal with changing market conditions and changing appetites for investment strategies, our ability to maintain adequate financial and business controls and our ability to comply with new legal and regulatory requirements arising in response to both the increased sophistication of the investment management market and the significant market and economic events of the last several years. In addition, the growth in our assets under management since December 31, 2004 has benefited from a general depreciation of the U.S. dollar relative to many foreign currencies. This general decline in the U.S. dollar also added to the allure of international investments on the part of US dollar-based investors seeing to capitalize on these trends. These trends may not continue. For example, concerns surrounding the sovereign debt crisis within the eurozone have led to declines in the euro. In addition, if we believe that in order to continue to produce attractive returns from our investment strategies we should close certain of those strategies to new investors, we may choose to do so. Also, we expect there to be significant demands on our infrastructure and investment teams and we cannot assure you that we will be able to manage our growing business effectively or that we will be able to sustain the level of growth we have achieved historically, and any failure to do so could adversely affect our ability to generate revenue and control our expenses.

Our failure to comply with investment guidelines set by our clients, including the boards of mutual funds, could result in damage awards against us and a loss of AuM, either of which could cause our earnings to decline.

As an investment advisor, we have a fiduciary duty to our clients. When clients retain us to manage assets on their behalf, they generally specify certain guidelines regarding investment allocation and strategy that we are required to follow in the management of their portfolios. In addition, the boards of mutual funds we manage generally establish similar guidelines regarding the investment of assets in those funds. We are also required to invest the mutual funds’ assets in accordance with limitations under the Investment Company Act of 1940, as amended (the “1940 Act”) and applicable provisions of the Internal Revenue Code of 1986, as amended. Our failure to comply with these guidelines and other limitations could result in losses to a client or an investor in a fund which, depending on the circumstances, could result in our making clients or fund investors whole for such losses. If we believed that the circumstances did not justify a reimbursement, or clients and investors believed the reimbursement offered was insufficient, they could seek to recover damages from us or could withdraw assets from our management or terminate their investment management agreement. Any of these events could harm our reputation and cause our earnings to decline.

We outsource a number of services to third-party vendors and if they fail to perform properly, we may suffer financial loss and liability to our clients.

We have developed a business model that is primarily focused on our investment strategies. Accordingly, we seek to outsource, whenever appropriate, support functions. The services we outsource include middle- and back-office activities such as trade confirmation, trade settlement, custodian reconciliations, investment performance calculations and client reporting services as well as our front-end trading system and data center, data replication, file transmission, secure remote access and disaster recovery services. The ability of the third-party vendors to perform their functions properly is highly dependent on the adequacy and proper functioning of their communication, information and computer systems. If these systems of the third-party vendors do not function properly, or if the third-party vendors fail to perform their services properly or choose to discontinue providing services to us for any reason, or if we are unable to renew any of our key contracts on similar terms or at all, it could cause our earnings to decline or we could suffer financial losses, business disruption, liability to clients, regulatory intervention or damage to our reputation.

Operational risks may disrupt our business, result in losses or limit our growth.

We are heavily dependent on the capacity and reliability of the communications, information and technology systems supporting our operations, whether owned and operated by us or by third parties. Operational risks such as human trading errors or interruption of our financial, accounting, trading, compliance and other data processing systems, whether caused by fire, other natural disaster or pandemic, power or telecommunications failure, act of terrorism or war or otherwise, could result in a disruption of our business, liability to clients, regulatory intervention or reputational damage, and thus materially adversely affect our business. The risks related to trading errors are increased by the recent extraordinary market volatility, which can magnify the cost of an error. For example, for the years ended 2008 through 2010 we experienced trading errors that cost us approximately $5.5 million, $0.8 million and $1.7 million, respectively. Insurance and other safeguards might not be available or might only partially reimburse us for our losses. Although we have back-up systems in place, our back-up procedures and capabilities in the event of a failure or interruption may not be adequate. The inability of our systems to accommodate an increasing volume of transactions also could constrain our ability to expand our businesses. Additionally, any upgrades or expansions to our operations and/or technology may require significant expenditures and may increase the probability that we will suffer system degradations and failures. We also depend on access to our headquarters in New York City, where a majority of our employees are located, for the continued operation of our business. Any significant disruption to our headquarters could have a material adverse effect on us.

Employee misconduct could expose us to significant legal liability and reputational harm.

We are vulnerable to reputational harm as we operate in an industry where integrity and the confidence of our clients are of critical importance. Our employees could engage in misconduct that adversely affects our business. For example, if an employee were to engage in illegal or suspicious activities, we could be subject to regulatory sanctions and suffer serious harm to our reputation (as a consequence of the negative perception resulting from such activities), financial position, client relationships and ability to attract new clients. Our business often requires that we deal with confidential information. If any of our employees were to improperly use or disclose this information, we could suffer serious harm to our reputation, financial position and current and future business relationships. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent this activity may not always be effective. Misconduct by our employees, or even unsubstantiated allegations of misconduct, could result in a material adverse effect on our reputation and our business.

If our techniques for managing risk are ineffective, we may be exposed to material unanticipated losses.

In order to manage the significant risks inherent in our business, we must maintain effective policies, procedures and systems that enable us to identify, assess and manage the full spectrum of our risks including market, fiduciary, operational, legal, regulatory and reputational risks. Our risk management methods may prove to be ineffective due to their design or implementation, or as a result of the lack of adequate, accurate or timely information or otherwise. If our risk management efforts are ineffective, we could suffer losses that could have a material adverse effect on our financial condition or operating results. Additionally, we could be subject to litigation, particularly from our clients, and sanctions or fines from regulators.

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

In September 2009, Holdings established a $110.0 million credit facility consisting of a $60.0 million three-year term credit facility and a $50.0 million three-year revolving credit facility (which was increased to $100.0 million in accordance with the terms of the credit agreement in January 2011). In October 2009, Holdings borrowed $60.0 million under the term credit facility. The incurrence of this debt exposes us to the typical risks associated with the use of leverage. Increased leverage makes it more difficult for us to withstand adverse economic conditions or business plan variances, to take advantage of new business opportunities, or to make necessary capital expenditures. The agreements governing our debt facilities contain covenant restrictions that limit our ability to conduct our business, including restrictions on our ability to incur additional indebtedness. A substantial portion of our cash flow could be required for debt service and, as a result, might not be available for our operations or other purposes. Any substantial decrease in net operating cash flows or any substantial increase in expenses could make it difficult for us to meet our debt service requirements or force us to modify our operations. Our level of indebtedness may make us more vulnerable to economic downturns and reduce our flexibility in responding to changing business, regulatory and economic conditions.

We are subject to risks relating to new initiatives which may adversely affect our growth strategy and business.

A key component of our growth and diversification strategy is to focus on achieving superior, long-term investment performance. Any new initiative we pursue will be subject to numerous risks, some unknown and some known, which may be different from and in addition to the risks we face in our existing business, including, among others, risks associated with newly established strategies without any operating history, risks associated with potential, perceived or actual conflicts of interest, risks relating to the misuse of confidential information, risks due to potential lack of liquidity in the securities in which these initiatives invest and risks due to a general lack of liquidity in the global financial market that could make it harder to obtain equity or debt financing.

In developing any new initiatives, we may decide to utilize the expertise and research of our current investment professionals, which may place significant strain on resources and distract our investment professionals from the strategies that they currently manage. This reliance on our existing investment teams may also increase the possibility of a conflict of interest arising, given the differing fee structures associated with these new initiatives. Our growth strategy may require significant investment, including capital commitments to seed new products and to fund additional operating expenses as well as the hiring of additional investment professionals, which may place significant strain on our financial, operational and management resources. We cannot assure you that we will be able to achieve our growth strategy or that we will succeed in any new initiatives. Failure to achieve or manage such growth could have a material adverse effect on our business, financial condition and results of operations. See “Item 1. Business – Investment Strategies, Products and Performance – New Initiatives.”

Failure to effectively manage our cash flow, liquidity and capital position could negatively affect our business.

We expect to fund our currently planned operations with existing capital resources, including cash flows from operations and our debt facility. We continue to strengthen our liquidity and capital position. If we are unable to effectively manage our cash flows and liquidity position or unable to continue to generate and maintain positive operating cash flows and operating income in the future, we may not be able to repay our debt obligations, compensate for an increase in expenses, pay dividends to stockholders or invest in our business.

Failure to comply with “fair value” pricing, “market timing” and late trading policies and procedures may adversely affect us.

The U.S. Securities and Exchange Commission (“SEC”) has adopted rules that require mutual funds to adopt “fair value” pricing procedures to address time zone arbitrage, selective disclosure procedures to protect mutual fund portfolio information and procedures to ensure compliance with a mutual fund’s disclosed market timing policy. Recent SEC rules also require our mutual funds to ensure compliance with their own market timing policies. Our mutual funds are subject to these rules and, in the event of our non-compliance, we may be required to disgorge certain revenue. In addition, we could have penalties imposed on us, be required to pay fines or be subject to private litigation, any of which could decrease our future income, or negatively affect our current business or our future growth prospects. During periods of market volatility there is often an increased need to adjust a security’s price to approximate its fair value. This in turn increases the risk that we could breach the fair value pricing and market timing rules.

We may not be able to maintain our current fee structure as a result of industry pressure to reduce fees or as a result of changes in our business mix, which could have an adverse effect on our profit margins and results of operations.

We may not be able to maintain our current fee structure as a result of industry pressures to reduce fees or as a result of changes in our business mix. Although our investment management fees vary from product to product, historically we have competed primarily on the basis of our performance and not on the level of our investment management fees relative to those of our competitors. In recent years, however, there has been a general trend toward lower fees in the investment management industry. In order to maintain our fee structure in a competitive environment, we must be able to continue to provide clients with investment returns and service that incentivize our investors to pay our fees. We cannot assure you that we will succeed in providing investment returns and service that will allow us to maintain our current fee structure.

The board of directors of each mutual fund we manage must make certain findings as to the reasonableness of our fees and can renegotiate them annually which has, in the past, led to a reduction in fees. Fee reductions on existing or future new business could have a material adverse effect on our profit margins and/or results of operations.

We may suffer losses from our seed capital investments.

In September 2010, we launched and seeded a global credit hedge fund with $19 million of firm capital, which will aim to deliver absolute returns with low volatility and a low correlation to other asset classes by exploiting overlooked areas of value in stressed capital structures and under-researched international credits utilizing the experience of our investment teams. We also plan to launch and seed a Local Emerging Market Debt Fund in the first quarter of 2011, seeding it with $22 million of firm capital, which will aim to provide a high level of total return consisting of income and capital appreciation by investing in fixed income instruments denominated in emerging market currencies. We also plan to make investments of approximately $10 million into our U.S. Equity strategies in conjunction with the redemption of GAM Holding AG’s (“GAM”) investments in the funds. See “Item 1. Business – Investment Strategies, Products and Performance – New Initiatives.” We could suffer losses from these seed capital investments to the extent that the market risk associated with the investments is not hedged. Further, our efforts to hedge any potential market risk in these funds could be unsuccessful.

The cost of insuring our business and providing benefits to our employees is substantial and may increase.

Our insurance costs are substantial and can fluctuate significantly from year to year. Insurance costs increased in 2009, as coverage was extended to meet the needs of being a public company, but have decreased in 2010 even with an increase in the firm’s insurance coverage. In addition, certain insurance coverage may not be available or may only be available at prohibitive costs. As we renew our insurance policies, we may be subject to additional costs resulting from rising premiums, the assumption of higher deductibles and/or co-insurance liability and, to the extent certain of our U.S. funds purchase separate director and officer and/or error and omission liability coverage, an increased risk of insurance companies disputing responsibility for joint claims. Higher insurance costs and incurred deductibles would reduce our net income.

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

An assignment of our subsidiary’s investment management agreements may occur if, among other things, Investment Adviser undergoes a change of control. If such an assignment occurs, we cannot be certain that Investment Adviser will be able to obtain the necessary approvals from the boards and shareholders of the SEC- registered funds that it advises, or the necessary consents from clients whose funds are managed pursuant to separate accounts. Under the 1940 Act, if an SEC-registered fund’s investment advisor engages in a transaction that results in the assignment of its investment management agreement with the fund, the advisor may not impose an “unfair burden” on that fund as a result of the transaction for a two-year period after the transaction is completed. Our IPO constituted a change of control for purposes of the 1940 Act. We obtained all necessary approvals in connection with the IPO, but for the two years following the IPO, we will remain subject to the limits on “unfair burdens” which could be adverse to our interests.

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

In addition to the extensive regulation to which our asset management business is subject in the United States, we are also subject to regulation internationally by the Ontario Securities Commission, the Irish Financial Institutions Regulatory Authority and the Hong Kong Securities and Futures Commission. Further, as our international distribution channels expand, we will be subject to an increasing amount of international regulation. Our business is already subject to the rules and regulations of the more than 40 countries in which we currently conduct investment activities. Failure to comply with applicable laws and regulations in the foreign countries where we invest could result in fines, suspensions of personnel or other sanctions. See “Item 1. Business – Regulatory Environment and Compliance.”

The regulatory environment in which we operate is subject to continual change and regulatory developments designed to increase oversight may adversely affect our business.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated thereunder, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets. This has resulted in significant changes in the legislative and regulatory environment in which we operate and while there is an ordinary evolution to regulation, we believe there will be further regulatory changes as a result of the recent changing laws, which will result in subjecting participants to additional regulation. The requirements imposed by our regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with us, and are not designed to protect our stockholders. Consequently, these regulations often serve to limit our activities, including through customer protection and market conduct requirements. New laws or regulations, or changes in the enforcement of existing laws or regulations, applicable to us and our clients may adversely affect our business. Our ability to function in this environment will depend on our ability to constantly monitor and promptly react to legislative and regulatory changes. For investment management firms in general, there have been a number of highly publicized regulatory inquiries that focus on the mutual fund industry. These inquiries already have resulted in increased scrutiny in the industry and new rules and regulations for mutual funds and their investment managers. This regulatory scrutiny may limit our ability to engage in certain activities that might be beneficial to our stockholders. See “Item 1. Business – Regulatory Environment and Compliance.”

In addition, we also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. Compliance with any new laws or regulations could make compliance more difficult and expensive and affect the manner in which we conduct business.

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

As a public company, we must maintain effective internal control over financial reporting and included in this annual report is management’s assessment in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. While management believes that our internal control over financial reporting was effective as of December 31, 2010, because internal control over financial reporting is complex and may change over time to adapt to changes in our business, we cannot assure you that our internal control over financial reporting will be effective in the future. If we are not able to maintain effective internal control over financial reporting, we may not be able to produce reliable financial reporting and our independent registered public accounting firm may not be able to certify the effectiveness of our internal control over financial reporting as of the required dates. Matters affecting our internal controls may cause us to be unable to report our financial information accurately and/or on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules, and result in a breach of the covenants under our credit facility. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we report, or our independent registered public accounting firm reports, a material weakness in our internal control over financial reporting. This could lead to a material adverse effect on our business, a decline in our share price and impair our ability to raise capital.

Risks Relating to our Structure

Our ability to pay regular dividends to our stockholders is subject to the discretion of our Board of Directors and may be limited by our holding company structure and applicable provisions of Delaware law.

We expect to continue to pay cash dividends to holders of our Class A and Class C common stock on a quarterly basis. Our Board of Directors may, in its sole discretion, change the amount or frequency of dividends or discontinue the payment of dividends entirely. In addition, as a holding company, we will be dependent upon the ability of our subsidiaries to generate earnings and cash flows and distribute them to us so that we may pay dividends to our stockholders. We expect to cause Holdings to make distributions to its members, including us. However, its ability to make such distributions will be subject to its operating results, cash requirements and financial condition, the applicable provisions of Delaware law which may limit the amount of funds available for distribution to its members, its compliance with covenants and financial ratios related to existing or future indebtedness, and its other agreements with third parties. In addition, each of the companies in the corporate chain must manage its assets, liabilities and working capital in order to meet all of its cash obligations, including the payment of dividends or distributions. As a consequence of these various limitations and restrictions, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our Class A and Class C common stock.

Our ability to pay taxes and expenses may be limited by our holding company structure and applicable provisions of Delaware law.

As a holding company, we have no material assets other than our ownership of New Class A Units of Holdings and we have no independent means of generating revenue. Holdings is treated as a partnership for U.S. federal and state income tax purposes and, as such, is not subject to U.S. federal and state income tax. Instead, taxable income is allocated to its members, i.e. to us and the Principals. Accordingly, we incur income taxes on our proportionate share of any net taxable income of Holdings and also incur expenses related to our operations. We intend to cause Holdings to distribute cash to its members (i.e. to us and the Principals). However, its ability to make such distributions is subject to various limitations and restrictions as set forth in the preceding risk factor. If, as a consequence of these various limitations and restrictions, we do not have sufficient funds to pay tax or other liabilities or to fund the firm’s operations, we may have to borrow funds and thus, our liquidity and financial condition could be materially adversely affected.

We will be required to pay the Principals most of the tax benefits of any depreciation or amortization deductions we may claim as a result of the tax basis step up we receive in connection with their exchanges of New Class A Units and our purchase of other New Class A Units.

Any taxable exchanges by the Principals of New Class A Units for shares of our Class A common stock are expected to result in increases in the tax basis in the tangible and intangible assets of Holdings connected with such New Class A Units. The increase in tax basis is expected to reduce the amount of tax that we would otherwise be required to pay in the future, although the Internal Revenue Service (“IRS”), might challenge all or part of this tax basis increase, and a court might sustain such a challenge.

We entered into a tax receivable agreement with the Principals, pursuant to which we agreed to pay them 85% of the amount of the reduction, if any, in U.S. federal, state and local income tax that we realize (or are deemed to realize upon an early termination of the tax receivable agreement or a change of control, both discussed below) as a result of the increases in tax basis created by their exchanges or our purchases of New

Class A Units. We have previously recorded a deferred tax asset on our historical financial statements with respect to the tax basis increase that we would have received in connection with our prior obligation to redeem certain interests of our Principals. At the time of the IPO we de-recognized this deferred tax asset recorded on our balance sheet. Following the IPO, we recorded a deferred tax asset upon the exchange of each Principal’s New Class A Units for shares of our Class A common stock. In conjunction with the establishment of the deferred tax asset we established a related liability for amounts due under the tax receivable agreement. See “Item 8. Financial Statement and Supplementary Data. Note 2. Initial Public Offering, Changes in Principals’ Interests and Exchange of New Class A Units: Exchange of New Class A Units.”

The actual increase in tax basis, as well as the amount and timing of any payments under this agreement, will depend upon a number of factors, including the price of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, the amount and timing of our income and the tax rates then applicable. Payments under the tax receivable agreement are expected to give rise to certain additional tax benefits attributable to further increases in basis or, in certain circumstances, in the form of deductions for imputed interest. Any such benefits are covered by the tax receivable agreement and will increase the amounts due thereunder. In addition, the tax receivable agreement provides for interest accrued from the due date (without extensions) of the corresponding tax return to the date of payment specified by the tax receivable agreement. We expect that, as a result of the size and increases in the tax basis of the tangible and intangible assets of Holdings attributable to the exchanged New Class A Units, the payments that we may make to the Principals will be substantial. See “Item 8. Financial Statement and Supplementary Data. Note 13. Income Taxes: Tax Receivable Agreement.”

Moreover, if we exercise our right to terminate the tax receivable agreement early, we will be obligated to make an early termination payment to the Principals, or their transferees, based upon the net present value (based upon certain assumptions and deemed events set forth in the tax receivable agreement, including the assumption that we would have enough taxable income in the future to fully utilize the tax benefits resulting from any increased tax basis that results from an exchange and that any New Class A Units that the Principals or their transferees own on the termination date are deemed to be exchanged on the termination date) of all payments that would be required to be paid by us under the tax receivable agreement. If certain change of control events were to occur, we would be obligated to make payments to the Principals using certain assumptions and deemed events similar to those used to calculate an early termination payment.

We will not be reimbursed for any payments previously made under the tax receivable agreement if such basis increase is successfully challenged by the IRS. As a result, in certain circumstances, payments could be made under the tax receivable agreement in excess of our cash tax savings. In addition, the availability of the tax benefits may be limited by change in law or regulations, possibly with a retroactive effect.

Anti-takeover provisions in our amended and restated certificate of incorporation and bylaws could discourage a change of control that our stockholders may favor, which could negatively affect the market price of our Class A common stock.

Provisions in our amended and restated certificate of incorporation and bylaws may make it more difficult and expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our stockholders. For example, our amended and restated certificate of incorporation authorizes the issuance of preferred stock that could be issued by our Board of Directors to thwart a takeover attempt. The market price of our Class A common stock could be adversely affected to the extent that the provisions of our amended and restated certificate of incorporation and bylaws discourage potential takeover attempts that our stockholders may favor. See “Description of Capital Stock” for additional information on the anti-takeover measures applicable to us.

Risks Related to Our Class A Common Stock

An active market for our Class A common stock may not be sustained.

Shares of our Class A common stock are listed on the New York Stock Exchange (“NYSE”) under the symbol “ART”. We are required to comply with the NYSE’s listing standards in order to maintain the listing of our Class A common stock on the exchange. The NYSE has the authority to delist our Class A common stock if, during any period of 30 consecutive trading days, the average closing share price falls below $1.00 or the average market capitalization of our Class A common stock falls below $50.0 million and, at the same time, total stockholders’ equity is less than $50.0 million, and in either case we are unable to satisfy these standards within the time periods specified under NYSE regulations. In addition, the NYSE has the authority to delist our Class A common stock if the NYSE determines that the trading price of our shares is abnormally low or we otherwise fail to comply with applicable NYSE regulations or criteria used in evaluating continued listing status. As of February 1, 2011, during the previous 30 consecutive trading days, the average closing share price of our Class A common stock was $14.91 per share and the average market capitalization of our Class A common stock was approximately $887 million, excluding securities exchangeable for, or convertible into, shares of our Class A common stock.

The price of our Class A common stock could continue to decline.

Since our IPO in September 2009, the price of our common stock has declined and such declines could continue. From September 24, 2009, to February 1, 2011, our common stock has closed as low as $12.91 per share and as high as $27.25 per share. Factors that may contribute to fluctuations in our stock price include, but are not limited to, general stock market conditions, general market conditions for the asset management industry, our investment performance, net client cash flows and our operating results. The decline in our stock price could affect employee sentiment as the value of equity an employee holds declines. Further, declines in the stock price could alter client perceptions of our future investment performance.

The market price and trading volume of our Class A common stock may be volatile, which could result in rapid and substantial losses for our stockholders.

The market price of our Class A common stock may be highly volatile and could be subject to wide fluctuations. See “Price Range of Our Class A Common Stock”. In addition, the trading volume in our Class A common stock may fluctuate and cause significant price variations to occur, which may limit or prevent investors from readily selling their Class A common stock and may otherwise negatively affect the liquidity of our Class A common stock. If the market price of our Class A common stock declines significantly, holders may be unable to resell their Class A common stock at or above their purchase price, if at all. We cannot provide any assurance that the market price of our Class A common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our Class A common stock or result in fluctuations in the price or trading volume of our Class A common stock include:

•	variations in our quarterly operating results or dividends, or a decision to continue not paying a regular dividend;

•	failure to meet analysts’ earnings estimates;

•	difficulty in complying with the provisions in our credit agreement such as financial covenants and amortization requirements;

•	publication of research reports or press reports about us, our investments or the investment management industry or the failure of securities analysts to cover our Class A common stock;

•	additions or departures of our Principals and other key management personnel;

•	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

•	actions by stockholders;

•	changes in market valuations of similar companies;

•	speculation in the press or investment community;

•	changes or proposed changes in laws or regulations or differing interpretations thereof affecting our business or enforcement of these laws and regulations, or announcements relating to these matters;

•	litigation or governmental investigations;

•	fluctuations in the performance or share price of other industry participants, hedge funds or alternative asset managers;

•	poor investment performance or other complications affecting our funds or current or proposed investments;

•	redemptions by clients of their assets;

•	adverse publicity about the asset management industry generally or individual scandals, specifically;

•	sales of a large number of our Class A common stock or the perception that such sales could occur; and

•	general market and economic conditions.

The price of our Class A common stock may decline due to the large number of shares eligible for future sale and for exchange into Class A common stock.

The market price of our Class A common stock could decline as a result of sales of a large number of our Class A common stock or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of December 31, 2010, we had 41,552,328 outstanding shares of our Class A common stock on a fully diluted basis and 1,856,997 restricted stock units (“RSUs”) granted to employees, excluding dividend equivalents.

As of December 31, 2010, each of our Principals owned an aggregate of 0.6 million shares of New Class A Units of Holdings, which are exchangeable for shares of our Class A common stock, and also owned the same number of shares of our Class B common stock, and approximately 5.1 million shares of Class A Common stock. Each Principal also has the right to exchange his remaining New Class A Units to shares of Class A common stock on a one-to-one basis, subject to certain restrictions contained in the exchange agreement with us and the Principals.

As of December 31, 2010, GAM owned 16,755,844 shares of our Class C common stock. If GAM transfers the stock to anyone other than any of its subsidiaries, or to us, such shares will automatically convert to an equal number of shares of Class A common stock. In addition, on September 29, 2011, any outstanding shares of Class C common stock will automatically convert to Class A common stock on a one-to-one basis. Each of our Principals and GAM have registration rights permitting them to sell their stock, subject to transfer restrictions in the case of our Principals.

We cannot predict the size of future issuances of our Class A common stock or the effect, if any, that future issuances and sales of shares of our Class A common stock may have on the market price of our Class A common stock. Sales or distributions of substantial amounts of our Class A common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may cause the market price of our Class A common stock to decline. See “Shares Eligible for Future Sale.”

Item 1B.	Unresolved Staff Comments.

The Company has no unresolved SEC comments.

Item 2.	Properties.

Our corporate headquarters and principal offices are located at 330 Madison Avenue in New York, New York and are leased under a lease that will expire in 2014. In addition to our headquarters, we have sales and marketing teams based in Los Angeles, California, Toronto, Canada, and London, England, where we maintain short-term leases. We believe our existing facilities are adequate to meet our requirements.

Item 3.	Legal Proceedings.

We have been named in certain litigation. In the opinion of management, the possibility of an outcome from this litigation that is materially adverse to us is remote.

Item 4.	(Removed and Reserved).

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Shares of our Class A common stock have been traded on the New York Stock Exchange (“NYSE”) under the symbol “ART” since our initial public offering in September 2009. The following table sets forth, for the periods indicated, the high, low and last sale prices in dollars on the NYSE for our Class A common stock and the dividends per share we declared with respect to the periods indicated.

	High	Low	Last Sale	Dividends Declared

2010:
For the quarter ended March 31, 2010	$26.50	$22.30	$24.74	$0.06
For the quarter ended June 30, 2010	25.65	15.74	15.74	0.06
For the quarter ended September 30, 2010	16.98	13.70	15.30	0.06
For the quarter ended December 31, 2010	17.70	12.91	14.75	0.06

2009:
September 24, 2009 (date of IPO) through September 30, 2009	27.25	25.50	26.15	—
For the quarter ended December 31, 2009	26.54	22.66	25.49	—

We may pay quarterly dividends on our Class A common stock in amounts that reflect management’s view of our financial performance and liquidity. However, no assurance can be given that any dividends, whether quarterly or otherwise, will or can be paid.

On February 22, 2011, the closing price for our Class A shares, as reported on the NYSE, was $15.59.

The approximate number of shareholders of record as of February 22, 2011 was 96 for our Class A common stock, two (Richard Pell and Rudolph-Riad Younes) for our Class B common stock and one (GAM Holding AG) for our Class C common stock. Class B common stock has voting rights but no economic rights.

Investors’ share repurchase activity for each of the three months in the period ended December 31, 2010, was as follows:

			Total Number of	Approximate
			Shares Purchased	Shares that May
	Total Number of		as Part of Publicly	Yet be Purchased
	Shares	Average Price Paid	Announced Plans	Under the Plans or
Period	Repurchased(a)	Per Share	or Programs(a)	Programs(a)

October 1, 2010 through October 31, 2010	—	$—	—	468,800
November 1, 2010 through November 30, 2010	468,800	14.25	468,800	—
December 1, 2010 through December 31, 2010	—	—	—	3,000,000

For the quarter ended December 31, 2010	468,800	14.25	468,800	3,000,000

(a)	In July 2010, our Board of Directors authorized a share repurchase program of up to 1,000,000 shares of our common stock, which would expire on December 31, 2011. During the quarter ended December 31, 2010, we purchased 468,800 shares of our Class A common stock for $6.7 million under this program. As of December 31, 2010, this program has been completed. In December 2010, our Board of Directors authorized a share repurchase program of up to 3.0 million shares of our common stock, which would expire on December 31, 2013. As of December 31, 2010, we have made no share repurchases under this program.

Common Stock Performance Graph

The following graph compares the cumulative total stockholder return on our Class A common stock from September 24, 2009 (the date our Class A common stock began trading on the NYSE) through December 31, 2010, with the cumulative total return of the Standard and Poor’s 500 Stock Index (“S&P 500”) and the SNL Asset Manager Index. The graph assumes an investment of $100 in our Class A common stock and in each of the two indices on September 24, 2009 and the reinvestment of all dividends, if any. The initial public offering price of our Class A common stock was $26.00 per share.

Total Return Performance

Performance of $100 Chart

Index	12/31/10	12/31/09	09/24/09

Artio Global Investors Inc.	$57.48	$98.04	$100.00
SNL Asset Manager Index	119.74	104.02	100.00
S&P 500	121.63	105.71	100.00

Item 6. Selected Financial Data.

Set forth below are selected financial data for the last five years. This data should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

	For the Year Ended December 31,
(in thousands, except as indicated and per share information)	2010	2009	2008	2007	2006

Statement of Operations data:
Total revenues and other operating income	$335,129	$307,392	$422,046	$445,744	$300,432

Employee compensation and benefits:
Salaries, incentive compensation and benefits	98,981	79,035	92,487	92,277	69,677
Allocation of Class B profits interests	—	33,663	76,074	83,512	53,410
Change in redemption value of Class B profits interests	—	266,110	54,558	76,844	46,932
Tax receivable agreement	—	97,909	—	—	—

Total employee compensation and benefits	98,981	476,717	223,119	252,633	170,019
Shareholder servicing and marketing	20,125	16,886	23,369	25,356	20,134
General and administrative	42,807	42,317	62,833	50,002	31,510

Total expenses	161,913	535,920	309,321	327,991	221,663
Non-operating income (loss)	(1,295)	(1,395)	3,181	7,034	3,288

Income (loss) from continuing operations	171,921	(229,923)	115,906	124,787	82,057
Income taxes relating to income from continuing operations	68,193	134,287	54,755	58,417	38,514
Income (loss) from discontinued operations, net of taxes	—	—	—	1,616	1,231

Net income (loss)	103,728	(364,210)	61,151	67,986	44,774
Net income attributable to non-controlling interests in Holdings	20,123	14,104	—	—	—
Net income attributable to non-controlling interests in the Consolidated Investment Products	44	—	—	—	—

Net income (loss) attributable to Artio Global Investors	$83,561	$(378,314)	$61,151	$67,986	$44,774

Attributable to Artio Global Investors per share information – basic and diluted:
Income (loss) from continuing operations	$1.58	$(8.88)	$1.46	$1.58	$1.04
Income from discontinued operations, net of taxes	—	—	—	0.04	0.03

Net income (loss)	$1.58	$(8.88)	$1.46	$1.62	$1.07

Cash dividends declared per basic share	$0.24	$5.16	$2.79	$1.43	$—

Weighted average shares used to calculate per share information – basic	52,830	42,620	42,000	42,000	42,000

Weighted average shares used to calculate per share information – diluted	53,003	42,620	42,000	42,000	42,000

Balance sheet data:
Cash and cash equivalents	$80,043	$60,842	$86,563	$133,447	$61,055
Total assets	388,447	195,954	319,476	355,355	244,704
Debt	57,459	60,000	—	—	—
Accrued compensation and benefits	39,256	31,478	268,925	245,245	138,087
Total liabilities	282,164	191,973	286,231	266,261	163,820
Total stockholders’ equity	$103,647	$6,892	$33,245	$89,094	$80,884
Non-controlling interests	2,636	(2,911)	—	—	—

Total equity	$106,283	$3,981	$33,245	$89,094	$80,884

Assets under management data (in millions):
Assets under management, excluding legacy	$53,407	$55,993	$45,200	$75,362	$53,486
Net client cash flows	(6,287)	338	1,930	12,150	7,582
Market appreciation (depreciation)	3,701	10,455	(32,092)	9,726	11,054

Notes:

(i)	In 2010, Artio Global Investors Inc. made a $19.0 million seed money investment in Artio Alpha Investment Funds, LLC.
(ii)	On September 29, 2009, Artio Global Investors Inc. (“Investors”) completed an initial public offering (the “IPO”). Before the IPO, Richard Pell, our Chairman, Chief Executive Officer and Chief Investment Officer (“Pell”) and Rudolph-Riad Younes, our Head of International Equity (“Younes” together with Pell, the “Principals”) each had a 15% Class B profits interest in Artio Global Management LLC, which was accounted for as compensation. Immediately prior to the IPO, each Principal exchanged his Class B profits interest for a non-voting Class A member interest in Artio Global Holdings LLC (“New Class A Units”), which are accounted for as non-controlling interests. Concurrent with the IPO, the Principals entered into an exchange agreement which provides that they may exchange their New Class A Units for shares of Investors’ Class A common stock. The Principals also entered into an agreement providing them with 85% of certain future tax benefits. In 2009, we recorded compensation expense of $97.9 million representing the present value of the future tax benefits that would have been realized had the Principals exchanged all of their shares at the IPO price.
(iii)	In 2007, we distributed our wholly owned subsidiary, Julius Baer Financial Markets LLC, to our former parent.
(iv)	In 2006, we closed our equity brokerage businesses.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Introduction

Artio Global Investors Inc. (“Investors” or the “Company”) and subsidiaries (collectively, “we,” “us” or “our”) comprises Investors and its four subsidiaries, Artio Global Holdings LLC (“Holdings”), an intermediate holding company, Artio Global Management LLC (“Investment Adviser”), a registered investment adviser under the Investment Advisers Act of 1940, Artio Global Institutional Services LLC (formerly known as Artio Capital Management LLC) and Artio Alpha Investment Funds, LLC (“Alpha,” the consolidated investment vehicle that includes the Artio Global Credit Opportunities Fund). We refer to the consolidated investment vehicles as the “Consolidated Investment Products.” As of December 31, 2010, Holdings was approximately 98% owned by Investors, 1% owned by Richard Pell, our Chairman, Chief Executive Officer and Chief Investment Officer (“Pell”), and 1% owned by Rudolph-Riad Younes, our Head of International Equity (“Younes,” together with Pell, the “Principals”). The Principals’ interests are reflected in the consolidated financial statements as non-controlling interests. Investment Adviser and Artio Global Institutional Services LLC are wholly owned subsidiaries of Holdings. As of December 31, 2010, Alpha was 95% owned by Holdings as a result of a seed money investment and the remaining 5% was owned by employees.

Our MD&A is provided in addition to the accompanying consolidated financial statements and footnotes to assist readers in understanding our results of operations, and liquidity and capital resources. The MD&A is organized as follows:

•	General Overview. Beginning on page 45, we provide a summary of our overall business, our 2009 initial public offering (“IPO”), the exchanges of New Class A Units by the Principals in 2010 and the related synthetic offering (the “secondary offering”), our critical accounting policies and the economic environment.

•	Key Performance Indicators. Beginning on page 48, we discuss some of the operating and financial indicators that guide management’s review of our performance.

•	Assets Under Management. Beginning on page 50, we provide a detailed discussion of our assets under management (“AuM”), which are a major driver of our operating revenues and key performance indicators.

•	Revenues and Other Operating Income. Beginning on page 57, we compare our revenue and other operating income to the previous two years.

•	Operating Expenses. Beginning on page 58, we compare our operating expenses to the previous two years.

•	Non-Operating Income (Loss). Beginning on page 60, we compare our non-operating income (loss) to the prior two years.

•	Income Taxes. Beginning on page 60, we compare our effective tax rates to the prior two years.

•	Liquidity and Capital Resources. Beginning on page 61, we analyze our working capital as of December 31, 2010 and 2009, and cash flows for 2010, 2009 and 2008. Also included is a discussion of the amount of financial capacity available to help fund our future activities.

•	New Accounting Standards. Beginning on page 64, we discuss new accounting pronouncements that may apply to us.

•	Cautionary Note Regarding Forward-Looking Statements. Beginning on page 64, we describe the risks and uncertainties to which we are subject; these could cause actual results to differ materially from those discussed in forward-looking statements set forth in this MD&A relating to our financial results, operations, business plans and prospects. Such forward-looking statements are based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances.

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

General Overview

Business

We are an asset management company that provides investment management services to institutional and mutual fund clients. We manage and advise proprietary funds; commingled institutional investment vehicles; institutional separate accounts; sub-advisory accounts; and the Consolidated Investment Products. While our operations are based principally in the U.S. and our clients are primarily U.S.-based, a substantial portion of our AuM are invested outside of the U.S. Our revenues are primarily billed in U.S. dollars and are calculated based on the U.S. dollar value of the investment assets we manage for clients, which can fluctuate with changes in foreign currency exchange rates. As of December 31, 2010, 76% of our AuM were in currencies other than the U.S. dollar. Consequently, changes in foreign currency exchange rates may have a material impact on our revenues. Our expenses are primarily billed and paid in U.S. dollars and not significantly impacted by foreign currency exchange rates, although our shareholder servicing expenses are driven by the average daily market value of proprietary fund AuM and therefore, indirectly impacted by foreign currency exchange rates.

Initial Public Offering, Changes in Principals’ Interests and Exchange of New Class A Units

2009 Initial Public Offering and Changes in Principals’ Interests

Prior to the completion of our September 29, 2009, IPO of Investors’ Class A common stock, which was then listed on the New York Stock Exchange under the symbol “ART,” Investors was a wholly owned subsidiary of GAM Holding AG (“GAM”), a Swiss corporation formerly known as Julius Baer Holding Ltd. Each Principal had a 15% Class B profits interest in Investment Adviser, which was accounted for as compensation. Immediately prior to the IPO, each Principal exchanged his Class B profits interest for a 15% non-voting Class A member interest in Holdings (“New Class A Units”). Subsequent to the IPO, the Principals’ New Class A Units have been accounted for as non-controlling interests.

Exchange of New Class A Units

In 2010, each Principal exchanged 7.2 million New Class A Units for 7.2 million restricted shares of Class A common stock. At the time of the exchanges, 7.2 million shares of Class B common stock were surrendered by each of the Principals and canceled.

Also in 2010, in order to enable the Principals to sell shares of Class A common stock to cover their taxes payable, as defined in the exchange agreement, as amended, (the “exchange agreement”) on the exchanges discussed above, 4.2 million shares of Class A common stock were issued to the public in connection with a secondary offering, including 0.4 million shares issued to the underwriters that exercised a portion of their option to purchase shares of Class A common stock. The net proceeds were used to purchase and retire 2.1 million shares of Class A common stock from each Principal. We did not retain any of the proceeds related to the secondary offering.

Following the exchanges in 2010, each Principal retained 600,000 New Class A Units, representing an approximate 1% interest in Holdings, which are accounted for as non-controlling interests.

As a result of the exchanges of New Class A Units, we increased the tax basis of Holdings’ assets, resulting in a $161.2 million increase in deferred tax assets. (See Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 13. Income Taxes: Tax Receivable Agreement.)

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

Fees Receivable and Accrued Fees, Net of Allowance for Doubtful Accounts

Fees receivable and accrued fees, net of allowance for doubtful accounts represent fees earned that have been, or will be, billed to our clients. We review receivables and provide an allowance for doubtful accounts for any receivables when appropriate.

Investment Management Fees

Investment management fees are recognized as earned. Fees on registered investment companies are computed and billed monthly as a percentage of average daily fair value of the Funds’ AuM. Fees on other vehicles and on separate accounts are computed and billed in accordance with the provisions of the applicable investment management agreements.

The investment management agreements for a small number of accounts and an insignificant amount of assets provide for performance fees. Performance fees, if earned, are recognized on the contractually determined measurement date. Performance fee clawback provisions, if any, are recognized when the amount is probable and estimable.

Income Taxes

The majority of our deferred tax assets are recoverable over a 15-year period. Recovery will depend on our ability to generate sufficient taxable income.

Uncertainty in income tax positions is accounted for by recognizing in the consolidated financial statements the benefit of a tax position that we have taken in a jurisdiction when it is more likely than not that the tax position would be sustained upon examination by the tax authorities based on the technical merits of the position. Management considers the facts and circumstances available as of December 31 in order to determine the appropriate tax benefit to recognize including tax legislation and statutes, legislative intent, regulations, rulings and case law. The ultimate outcome of the examination of a tax position may differ from management’s estimate. These differences could have a material impact on our effective tax rate, results of operations, financial position and/or cash flows.

Interest and penalties relating to tax liabilities are recognized on actual tax liabilities and exposure items. Interest is accrued according to the provisions of the relevant tax law and is reported as Interest expense under Non-operating income (loss) on the Consolidated Statement of Operations. Penalties are accrued and reported as General and administrative expenses on the Consolidated Statement of Operations.

Contingencies

Investors accrues for estimated costs, including, if applicable, legal costs, when it is probable that a loss has been incurred and the costs can be reasonably estimated. Accruals are reviewed at least quarterly and are adjusted to reflect the impact of current developments. Differences could exist between the actual outcome of a contingency and management’s estimate.

Although we may not have an explicit obligation to do so, we have, at our discretion, reimbursed client accounts for certain operational losses incurred.

Economic Environment

As an investment manager, we derive substantially all of our operating revenues from providing investment management services to our institutional and mutual fund clients. Such revenues are driven by the amount and composition of our AuM, as well as by our fee structure, making our business results sensitive to the prevailing global economic climate and its impact on investor sentiment and capital markets.

With the notable exception of many of the countries on Europe’s periphery, most global equity and fixed income markets moved higher for full-year 2010. Returns were generally far below levels achieved in 2009, but reflected a gradual improvement in investor sentiment. Continued accommodative monetary policies in the developed world, underscored by a second round of quantitative easing by the U.S. Federal Reserve, added to the belief that the economic recovery will remain on course. However, this optimism was tempered by the deteriorated fiscal positions of Greece, Ireland and other peripheral members of the eurozone. This led to joint International Monetary Fund and European Union financial rescue packages, forcing many members into austerity programs. Amid these challenges, the euro declined versus the U.S. dollar for the full year, although it did manage to move above lows reached in mid-year. The Japanese yen, perceived as a safe haven amid the sovereign debt crisis advanced versus the dollar. Within emerging markets, which collectively outperformed developed markets, China was a laggard in the face of increases in reserve requirements and interest rates and corresponding concerns over the impact these actions will have on domestic growth in that country. Across the larger developed markets, Japan had relatively strong returns due primarily to strength in the yen, while European market performance was mixed in the midst of the sovereign debt crisis and a weakened euro. The U.S. market also posted solid gains, with small capitalization stocks providing particularly strong results. Within fixed income markets, global high yield outperformed investment grade markets, the latter of which began to see weakness in the final quarter of the year on mounting speculation that the U.S. Federal Reserve’s asset purchases and the extension of tax cuts will provide momentum to the economic recovery, placing upward pressure on interest rates.

Key Performance Indicators

Our management reviews our performance on a monthly basis, focusing on the indicators described below.

	As of and for the Year Ended December 31,
(in millions, except basis points, percentages and per share amounts)	2010	2009	2008

Operating indicators(a)
AuM at end of year	$53,407	$55,993	$45,200
Average AuM(b)	52,930	48,166	64,776
Net client cash flows	(6,287)	338	1,930

Financial indicators
Investment management fees	334	305	425
Effective fee rate (basis points)(c)	63.1	63.4	65.6
Adjusted operating income(d)	184	173	252
Adjusted operating margin(e)	55.0%	56.4%	59.8%
Adjusted EBITDA(d)	188	176	255
Adjusted EBITDA margin(e)	56.2%	57.4%	60.5%
Adjusted compensation ratio(d)(f)	26.2%	24.3%	19.8%
Adjusted net income attributable to Artio Global Investors(d)	103	105	143
Diluted earnings per share	$1.58	$(8.88)	$1.46
Adjusted diluted earnings per share(g)	$1.72	$1.75	$2.38

(a)	Excluding legacy activities.

(b)	Average AuM is computed on the beginning-of-first-month balance and all end-of-month balances within the year.

(c)	The effective fee rate is computed by dividing Investment management fees by average AuM for the year.

(d)	See the “Adjusted Performance Measures” section of this MD&A for reconciliations of Employee compensation and benefits to Adjusted compensation; Operating income (loss) before income tax expense to Adjusted operating income; Net income (loss) attributable to Artio Global Investors to Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”); and Net income (loss) attributable to Artio Global Investors to Adjusted net income attributable to Artio Global Investors.

(e)	Adjusted operating and Adjusted EBITDA margins are calculated by dividing Adjusted operating income and Adjusted EBITDA by Total revenues and other operating income.

(f)	Calculated as Adjusted compensation(d) divided by Total revenues and other operating income.

(g)	Adjusted diluted earnings per share is calculated by dividing Adjusted net income attributable to Artio Global Investors by Adjusted weighted average diluted shares (see the “Adjusted Performance Measures” section of this MD&A).

Operating Indicators

Our revenues are driven by the amount and composition of our AuM, as well as by our fee structure. As a result, management closely monitors our AuM. We believe average AuM is important as most of our fees are calculated based on daily or monthly AuM, rather than year-end balances of AuM.

Net client cash flows represent sales to either new clients or existing clients, less redemptions. Our net client cash flows are driven primarily by the performance of our investment strategies relative to their respective benchmark and/or peers, absolute levels of performance, competitiveness of our fee rates, the success of our marketing and client service efforts, and the state of the overall equity and fixed income markets. In addition, our net client cash flows reflect client-specific actions, such as portfolio rebalancing or decisions to change investment portfolio managers. Our net client cash outflows of $6.3 billion in 2010 include gross client cash outflows of $15.5 billion that in our view reflect a variety of contributing factors, including underperformance in our International Equity strategies, client rebalancing decisions, asset reallocations, and clients adopting a different investment approach.

As of December 31, 2010, AuM of $53.4 billion had decreased 5% from December 31, 2009, as market appreciation was more than offset by net client cash outflows.

Industry commentators have recently identified several industry trends that may affect our client cash flows in the future, including: growing interest from U.S. institutions in cross-border investing across asset classes;

growing interest in passive equity investments; and a move by certain corporate pension plans towards a liability-driven investment approach.

Appetite for cross-border investing across asset classes is constructive for many of our investment strategies, in particular, interest from U.S. institutions in global equity as an asset class. In light of a general move away from home-country bias, a gradual increase in risk appetite in line with a global economic recovery and the potential for continued weakness in the U.S. dollar, we expect increased interest in cross-border investing to continue. While we believe there remains a strong case for active investment management across many asset classes, sustained growth in the market share of passive investments is viewed as unfavorable for active managers, such as us, as would a sustained move towards a liability-driven investment approach. The extent to which our strategies participate in activity resulting from these trends will depend upon a number of factors, including investment performance.

While the second half of 2010 was strong for financial markets, continued sovereign debt worries within the eurozone, as well as concerns over sustainability of the global economic recovery, may continue to support a cautious stance by investors, impacting the level of equity search activity in the first quarter of 2011. In addition, further underperformance in our International Equity strategies may negatively impact our net client cash flows.

Financial Indicators

Management reviews certain financial ratios to monitor progress with internal forecasts, monitor our business drivers and compare our firm with others in the asset management industry. The effective fee rate represents the amount of investment management fees we earn divided by the average dollar value of client assets we manage. We use this information to evaluate the contribution to revenue from our products. Adjusted operating and EBITDA margins are important indicators of our profitability and the efficiency of our business model. (See the “Adjusted Performance Measures” section of this MD&A for a discussion of financial indicators not prepared in conformity with U.S. GAAP.) Other ratios shown in the table above allow us to review expenses in comparison with our revenues.

Our effective fee rate of 63.1 basis points for 2010 decreased compared to 2009, as AuM allocation shifted to lower margin strategies. The decrease was partially offset by the impact of a clawback of performance fees recorded in 2009.

Our Adjusted operating income and Adjusted EBITDA margins in 2010 decreased compared to 2009, as expense growth exceeded revenue growth. Although the economic events since the latter part of 2008 severely impacted our business in 2009 and 2010, we continued to generate strong Adjusted operating income and Adjusted EBITDA margins, which we believe reflects the strength of our franchise and the variability of a portion of our expense base.

Adjusted Performance Measures

Certain of our financial indicators are adjusted versions of balances in our consolidated financial statements and are not prepared in conformity with U.S. GAAP. We believe these adjusted financial indicators are meaningful as they exclude certain compensation costs related to a compensation structure that was discontinued after the IPO, and are more representative of our ongoing organizational structure. In addition, we exclude the amortization expense associated with equity awards granted to employees at the time of the IPO. We have adjusted Income taxes to reflect the appropriate effective tax rate for each year after taking into consideration these non-GAAP adjustments. We also present Adjusted net income attributable to Artio Global Investors per diluted share, which assumes the full exchange of the Principals’ non-controlling interests for Class A common stock at the beginning of each year presented. These adjustments are reflected in Adjusted operating income, Adjusted operating margin, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted compensation ratio, Adjusted net income attributable to Artio Global Investors and Adjusted diluted earnings per share.

The following table provides reconciliations of Employee compensation and benefits to Adjusted compensation, Operating income (loss) before income tax expense to Adjusted operating income, Net income (loss) attributable to Artio Global Investors to Adjusted EBITDA, and Net income (loss) attributable to Artio Global Investors to Adjusted net income attributable to Artio Global Investors:

	Year Ended December 31,
(in millions)	2010	2009	2008

Employee compensation and benefits	$99	$477	$223
Less compensation adjustments:
Allocation of Class B profits interests	—	34	76
Change in redemption value of Class B profits interests	—	266	54
Tax receivable agreement	—	98	—
Principals’ deferred compensation	—	—	9
Amortization expense of IPO-related restricted stock unit grants	11	4	—

Total compensation adjustments	11	402	139

Adjusted compensation	$88	$75	$84

Operating income (loss) before income tax expense	$173	$(229)	$113
Add: total compensation adjustments	11	402	139

Adjusted operating income	$184	$173	$252

Net income (loss) attributable to Artio Global Investors	$84	$(378)	$61
Add: net income attributable to non-controlling interests in Holdings	20	14	—
Add: income taxes	68	134	55
Add: deferred bonus – stock	1	—	—
Less: non-operating (income) loss(a)	1	1	(3)
Add: depreciation and amortization(b)	3	3	3
Add: total compensation adjustments	11	402	139

Adjusted EBITDA	$188	$176	$255

Net income (loss) attributable to Artio Global Investors	$84	$(378)	$61
Add: net income attributable to non-controlling interests in Holdings	20	14	—
Add: total compensation adjustments	11	402	139
Tax impact of adjustments	(12)	67	(57)

Adjusted net income attributable to Artio Global Investors	$103	$105	$143

Weighted average diluted shares	53	43	42
Adjusted weighted average diluted shares(c)	60	60	60

(a)	Non-operating income (loss) represents primarily interest income and expense, including gains and losses on interest-bearing funds held for cash management and on investments of the Consolidated Investment Products.

(b)	Excludes amortization expense associated with equity awards granted at the time of the IPO, as such expense is included in total compensation adjustments.

(c)	Adjusted weighted average diluted shares assumes Investors’ ownership structure following the IPO was in effect at the beginning of each year and that the Principals had exchanged all of their New Class A Units for Class A common stock.

Assets under Management (“AuM”)

Changes to our AuM, the distribution of our AuM among our investment products and investment strategies, and the effective fee rates on our products, all affect our operating results from one year to another.

The amount and composition of our AuM are, and will continue to be, influenced by a variety of factors including, among other things:

•	investment performance, including our investment decisions and fluctuations in both the financial markets and foreign currency exchange rates;
•	client cash flows into and out of our investment products;

•	the mix of AuM among our various strategies; and
•	our introduction or closure of investment strategies and products.

Our core investment strategies are:

•	International Equity;
•	Global Equity;
•	U.S. Equity;
•	High Grade Fixed Income; and
•	High Yield.

Investors have invested in our strategies through the investment vehicles set forth in the following table.

The following table sets forth a summary of our AuM (excluding legacy activities) by investment vehicle type as of December 31, 2010, 2009 and 2008:

	As of December 31,			As a % of AuM as of December 31,
(in millions, except percentages)	2010	2009	2008	2010	2009	2008

Proprietary funds(a)
A shares	$7,421	$7,919	$6,251
I shares(b)	15,592	16,563	13,215

Total	23,013	24,482	19,466	43.1%	43.7%	43.1%
Institutional commingled funds	9,236	9,198	7,056	17.3	16.4	15.6
Separate accounts	16,801	17,854	14,342	31.4	31.9	31.7
Sub-advisory accounts	4,357	4,459	4,336	8.2	8.0	9.6

Ending AuM	$53,407	$55,993	$45,200	100.0%	100.0%	100.0%

(a)	Proprietary funds include both SEC registered funds and private offshore funds. SEC registered mutual funds within our proprietary funds are: Artio International Equity Fund; Artio International Equity Fund II; Artio Total Return Bond Fund; Artio Global High Income Fund; Artio Global Equity Fund Inc.; Artio U.S. Microcap Fund; Artio U.S. Midcap Fund; Artio U.S. Multicap Fund; and Artio U.S. Smallcap Fund.

(b)	Amounts invested in private offshore funds are categorized as “I” shares.

The different fee structures associated with each type of investment vehicle make the composition of our AuM an important determinant of the investment management fees we earn. We typically earn higher effective investment management fee rates from our proprietary funds and institutional commingled funds than from our separate and sub-advised accounts.

The following table sets forth the changes in AuM by investment vehicle type:

	For the Year Ended December 31,			YE 10/09	YE 09/08
(in millions, except percentages)	2010	2009	2008	% Change	% Change

Proprietary Funds:
Beginning AuM	$24,482	$19,466	$37,117	26%	(48)%
Gross client cash inflows	5,989	7,659	8,716	(22)	(12)
Gross client cash outflows	(8,919)	(7,038)	(10,973)	(27)	36

Net client cash flows	(2,930)	621	(2,257)	(572)	128
Transfers between investment vehicles	—	(38)	(188)	100	80

Total client cash flows	(2,930)	583	(2,445)	(603)	124
Market appreciation (depreciation)	1,461	4,433	(15,206)	(67)	129

Ending AuM	23,013	24,482	19,466	(6)	26

Institutional Commingled Funds:
Beginning AuM	9,198	7,056	9,357	30	(25)
Gross client cash inflows	802	1,391	3,617	(42)	(62)
Gross client cash outflows	(1,451)	(1,118)	(1,135)	(30)	1

Net client cash flows	(649)	273	2,482	(338)	(89)
Transfers between investment vehicles	22	29	194	(24)	(85)

Total client cash flows	(627)	302	2,676	(308)	(89)
Market appreciation (depreciation)	665	1,840	(4,977)	(64)	137

Ending AuM	9,236	9,198	7,056	—	30

Separate Accounts:
Beginning AuM	17,854	14,342	22,897	24	(37)
Gross client cash inflows	1,521	2,273	2,361	(33)	(4)
Gross client cash outflows	(3,912)	(2,028)	(1,803)	(93)	(12)

Net client cash flows	(2,391)	245	558	(1,076)	(56)
Transfers between investment vehicles	(22)	9	(53)	(344)	117

Total client cash flows	(2,413)	254	505	(1,050)	(50)
Market appreciation (depreciation)	1,360	3,258	(9,060)	(58)	136

Ending AuM	16,801	17,854	14,342	(6)	24

Sub-advisory Accounts:
Beginning AuM	4,459	4,336	5,991	3	(28)
Gross client cash inflows	904	768	2,557	18	(70)
Gross client cash outflows	(1,221)	(1,569)	(1,410)	22	(11)

Net client cash flows	(317)	(801)	1,147	60	(170)
Transfers between investment vehicles	—	—	47	—	(100)

Total client cash flows	(317)	(801)	1,194	60	(167)
Market appreciation (depreciation)	215	924	(2,849)	(77)	132

Ending AuM	4,357	4,459	4,336	(2)	3

Legacy Activities:
Beginning AuM	—	4	—	(100)	—
Gross client cash inflows	—	—	44	—	(100)
Gross client cash outflows	—	—	(35)	—	100

Net client cash flows	—	—	9	—	(100)
Transfers between investment vehicles	—	—	—	—	—

Total client cash flows	—	—	9	—	(100)
Market appreciation (depreciation)	—	(4)	(5)	100	20

Ending AuM	—	—	4	—	(100)

	For the Year Ended December 31,			YE 10/09	YE 09/08
(in millions, except percentages)	2010	2009	2008	% Change	% Change

Total AuM (including legacy activities):
Beginning AuM	55,993	45,204	75,362	24	(40)
Gross client cash inflows	9,216	12,091	17,295	(24)	(30)
Gross client cash outflows	(15,503)	(11,753)	(15,356)	(32)	23

Net client cash flows	(6,287)	338	1,939	(1,960)	(83)
Transfers between investment vehicles	—	—	—	—	—

Total client cash flows	(6,287)	338	1,939	(1,960)	(83)
Market appreciation (depreciation)	3,701	10,451	(32,097)	(65)	133

Ending AuM	53,407	55,993	45,204	(5)	24

Total AuM (excluding legacy activities):
Beginning AuM	55,993	45,200	75,362	24	(40)
Gross client cash inflows	9,216	12,091	17,251	(24)	(30)
Gross client cash outflows	(15,503)	(11,753)	(15,321)	(32)	23

Net client cash flows	(6,287)	338	1,930	(1,960)	(82)
Transfers between investment vehicles	—	—	—	—	—

Total client cash flows	(6,287)	338	1,930	(1,960)	(82)
Market appreciation (depreciation)	3,701	10,455	(32,092)	(65)	133

Ending AuM	$53,407	$55,993	$45,200	(5)	24

Net client cash flows across all investment vehicles decreased $6.6 billion during 2010 compared to 2009, mainly as a result of:

•	a $4.1 billion decrease in our International Equity II strategy’s net client cash flows, as 2010 had net client cash outflows compared to net client cash inflows during 2009;
•	a $1.5 billion increase in net client cash outflows from our International Equity I strategy, which is closed to new investors;
•	a $0.9 billion decrease in our High Grade Fixed Income strategy’s net client cash flows, as 2010 had net client cash outflows compared to net client cash inflows during 2009; and
•	a $0.7 billion decrease in our High Yield strategy’s net client cash inflows,

partially offset by:

•	a $0.4 billion increase in our Global Equity strategy’s net client cash flows, as 2010 had net client cash inflows compared to net client cash outflows during 2009; and
•	a $0.1 billion increase in our U.S. Equity strategies’ net client cash inflows.

Net client cash flows across all investment vehicles decreased $1.6 billion during 2009 compared to 2008, mainly as a result of:

•	a $4.7 billion decrease in our International Equity II strategy’s net client cash inflows,

partially offset by:

•	a $1.6 billion decrease in our International Equity I strategy’s net client cash outflows; and
•	a $1.4 billion increase in our High Yield strategy’s net client cash inflows.

Market appreciation (depreciation) for 2010, 2009 and 2008 were primarily attributable to the following strategies:

	For the Year Ended December 31,			YE 10/09	YE 09/08
(in millions, except percentages)	2010	2009	2008	% Change	% Change

Market appreciation (depreciation) (excluding legacy activities):
International Equity I	$1,300	$4,105	$(17,916)	(68)%	123%
International Equity II	1,464	4,919	(13,288)	(70)	137
Other strategies	937	1,431	(888)	(35)	261

Total market appreciation (depreciation)	$3,701	$10,455	$(32,092)	(65)	133

The MSCI AC World ex USA Index increased 11.1% during 2010, 41.4% during 2009, and declined 45.5% in 2008. In 2010, the gross performances of our International Equity I strategy trailed the index by 2.3% and our International Equity II strategy trailed the index by 3.0%. In 2009, the gross performances of our International Equity I strategy trailed the index by 15.5% and our International Equity II strategy trailed the index by 15.3%. In 2008, the gross performances of our International Equity I strategy outperformed the index by 1.4% and our International Equity II strategy outperformed the index by 3.3%.

Absolute returns for our International Equity strategies and the index were positive for 2010, but below levels achieved in 2009. During the first half of 2010, markets declined amid sovereign debt worries in the eurozone. However, the second half of 2010 more than made up for these declines as economic data began to show signs of improvement within the U.S., further supported by an anticipated second round of quantitative easing by the U.S. Federal Reserve to ensure that the economic recovery remains on course. Against this backdrop, our international equity strategies trailed the index during 2010, largely due to positions in Asia. Our focus within China and Hong Kong is on domestically oriented companies. Given concerns over the impact that rising Chinese interest rates may have on economic growth prospects there, our stocks underperformed. Our positions in India also trailed the index. Our continued underweight to Japan also negatively impacted performance. This was largely due to the underweight in the Japanese yen, a currency which had strong appreciation for the year. While we did have some currency hedges into the Japanese yen to move us closer to the index weighting in Japan, we were still underweight. Stock selection in developed and emerging market financials also detracted. Benefitting performance relative to the index was our positioning in Russia and Taiwan. Within developed markets, we benefitted from positioning within the materials sector, particularly precious metals and mining stocks.

Proprietary Funds

Net client cash flows related to proprietary funds decreased $3.6 billion during 2010, compared to 2009, mainly as a result of:

•	a $2.4 billion decrease in our International Equity II Fund’s net client cash flows, as 2010 had net client cash outflows compared to net client cash inflows during 2009;
•	a $0.5 billion decrease in our Global High Income Fund’s net client cash inflows;
•	a $0.4 billion decrease in our Total Return Bond Fund’s net client cash flows, as 2010 had net client cash outflows compared to net client cash inflows during 2009; and
•	a $0.2 billion increase in our International Equity I Fund’s net client cash outflows.

Net client cash flows related to proprietary funds increased $2.9 billion during 2009 compared to 2008, mainly as a result of:

•	a $2.1 billion decrease in our International Equity I Fund’s net client cash outflows; and
•	a $1.0 billion increase in our Global High Income Fund’s net client cash inflows,

partially offset by:

•	a $0.2 billion decrease in our International Equity II Fund’s net client cash inflows; and
•	a $0.1 billion decrease in our Total Return Bond Fund’s net client cash inflows.

Institutional Commingled Funds

Net client cash flows related to institutional commingled funds decreased $0.9 billion during 2010, compared to 2009, mainly as a result of:

•	a $0.7 billion decrease in our International Equity II vehicles’ net client cash flows, as 2010 had net client cash outflows compared to net client cash inflows during 2009; and
•	a $0.2 billion increase in our International Equity I vehicles’ net client cash outflows.

Net client cash flows related to institutional commingled funds decreased $2.2 billion during 2009 compared to 2008, mainly as a result of:

•	a $2.1 billion decrease in our International Equity II vehicles’ net client cash inflow.

Separate Accounts

Net client cash flows related to separate accounts decreased $2.6 billion during 2010, compared to 2009, mainly as a result of:

•	a $1.5 billion decrease in our International Equity II strategies’ net client cash flows, as 2010 had net client cash outflows compared to net client cash inflows during 2009;
•	a $1.1 billion increase in our International Equity I strategies’ net client cash outflows; and
•	a $0.3 billion decrease in our High Grade Fixed Income strategies’ net client cash flows, as 2010 had net client cash outflows compared to net client cash inflows during 2009,

partially offset by:

•	a $0.3 billion increase in our Global Equity strategy’s net client cash flows, as 2010 had net client cash inflows compared to net client cash outflows during 2009.

Net client cash flows related to separate accounts decreased $0.3 billion during 2009, compared to 2008, mainly as a result of:

•	a $0.5 billion increase in our International Equity I strategy’s net client cash outflows,

partially offset by:

•	a $0.1 billion increase in our High Yield strategy’s net client cash flows, as 2009 had net client cash inflows compared to net client cash outflows in 2008.

Sub-advisory Accounts

Net client cash flows related to sub-advised accounts increased $0.5 billion during 2010, compared to 2009, mainly as a result of:

•	a $0.6 billion decrease in our International Equity II strategy’s net client cash outflows,

partially offset by:

•	a $0.1 billion decrease in our High Yield strategy’s net client cash inflows.

Net client cash flows related to sub-advised accounts decreased $1.9 billion during 2009, compared to 2008, mainly a result of:

•	a $2.4 billion decrease in our International Equity II strategy’s net client cash flows, as 2009 had net client cash outflows compared to net client cash inflows in 2008, as 2008 included the impact of a $1.5 billion funding related to a new client and 2009 included the partial redemption of approximately $0.8 billion by our largest sub-advisory client, partially offset by:

•	a $0.3 billion increase in our High Yield strategy’s net client cash inflows; and
•	a $0.2 billion decrease in certain low-margin U.S. dollar fixed income products’ net client cash outflows.

Fair Value of AuM

The valuation policies of the proprietary funds are approved by their Boards. Valuation of institutional commingled funds is similar to that of the proprietary funds, while responsibility for the valuation of separate accounts rests with the custodians of our clients’ accounts. Fair value polices for sub-advised accounts are determined by the primary adviser.

Fair value is defined as the price that the funds would receive upon selling an investment in a timely transaction to an independent buyer in the principal or most advantageous market for the investment. Fair value measurements are determined within a framework that has established a three-tier hierarchy to maximize the use of observable market data and minimize the use of unobservable inputs and to establish classification of fair value measurements for disclosure purposes. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk, such as the risk inherent in a particular valuation technique used to measure fair value including such a pricing model and/or the risk inherent in the inputs to the valuation technique. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the assets or liabilities developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs are inputs that reflect the reporting entity’s own assumptions about the assumptions participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The three-tier hierarchy of inputs is summarized into three broad levels, as follows:

Level 1 – Quoted prices in active markets for identical investments.

Level 2 –	Other observable inputs (including quoted prices for similar investments, interest rates, prepayment speeds, credit risk, etc.).
Level 3 –	Significant unobservable inputs (including the funds’ own assumptions in determining the fair value of investments).

Assets for which market quotations are readily available, are valued at fair value on the basis of quotations furnished by a pricing service or provided by securities dealers. Equity investments are generally valued using the last sale price or official closing price taken from the primary market in which each security trades, or if no sales occurred during the day, at the mean of the current quoted bid and asked prices. Fixed income securities are generally valued using prices provided directly by independent third party services or provided directly from one or more broker dealers or market makers.

The pricing services may use valuation models or matrix pricing, which considers yield or prices with respect to comparable bond quotations from bond dealers or by reference to other securities that are considered comparable in such characteristics as rating, interest rate and maturity date, to determine current value. Assets and liabilities initially expressed in foreign currency are converted into U.S. dollar values. Short-term dollar-denominated investments of appropriate credit quality that mature in 60 days or less are valued on the basis of amortized cost. Investments in net asset value-based investment vehicles are valued at the net asset value (“NAV”) of the underlying fund.

When market quotations or exchange rates are not readily available, or if the primary adviser believes that such market quotations do not accurately reflect fair value, fair values are determined in good faith in accordance with the valuation policies. For options, swaps and warrants, a fair value price may be determined using an industry accepted modeling tool using inputs, which may include yield data, risk free rate, volatility, contract terms, and others, as applicable. In addition, we, through our pricing committee, may determine the fair value price based upon multiple factors as set forth in the valuation policies. These inputs may include prices of similar securities, yield data, the financial condition of the issuer, and other factors, as applicable. We use both market and income approaches.

The closing prices of domestic or foreign securities may not reflect their market values at the New York market close if an event that materially affects the value of those securities has occurred since the closing prices were established on the domestic or foreign exchange market. Under certain conditions, we “fair value” foreign securities. This is generally accomplished by adjusting the closing price for movements in other correlated indices, securities, derivatives, etc. Fair value pricing may cause the value of the security to be different from the closing value on the non-U.S. exchange and may affect the calculation of a fund’s NAV. Certain funds may “fair value” securities in other situations, for example, when a particular foreign market is closed but the funds are open. Fair value pricing may be applied to both mutual funds and commingled fund assets.

The table below shows the composition of the investments in securities of the proprietary funds and institutional commingled funds by Levels 1, 2, and 3 as of December 31, 2010, 2009 and 2008.

			Level 2	Level 3
			Other	Significant
		Level 1	Observable	Unobservable
(in millions)	Total(a)	Quoted Prices	Inputs	Inputs

December 31, 2010:
Proprietary funds	$22,527	$16,780	$5,488	$259
Institutional commingled funds	9,082	8,517	556	9
December 31, 2009:
Proprietary funds	23,813	1,987	21,482	344
Institutional commingled funds	8,998	1,894	7,069	35
December 31, 2008:
Proprietary funds	15,802	13,545	1,817	440
Institutional commingled funds	6,494	6,384	79	31

(a)	Total differs from aggregate AuM due to uninvested cash, among other factors.

When “fair value” techniques are used as described above, Level 1 securities are revalued and considered Level 2 securities after such revaluations. Fair value techniques were employed as of December 31, 2009, but not as of December 31, 2010 or 2008. As a result, a much higher percentage of the overall portfolio was considered to be Level 2 as of December 31, 2009.

We are not responsible for fair valuing the assets of separate accounts or sub-advised accounts, and do not have access to the fair value methodology of the custodians responsible for such valuation. Accordingly, we do not compute fair value data for these assets. The table below represents our estimate of what the data for our separate accounts and sub-advised assets might have been had we made such a computation.

			Level 2	Level 3
			Other	Significant
		Level 1	Observable	Unobservable
(in millions)	Total(a)	Quoted Prices	Inputs	Inputs

December 31, 2010	$20,876	$15,588	$5,249	$39
December 31, 2009	21,698	17,272	4,368	58
December 31, 2008	17,958	14,061	3,753	144

(a)	Total differs from aggregate AuM due to uninvested cash, among other factors.

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

In one account, performance fees paid annually were subject to a clawback provision that was evaluated cumulatively at the end of each year over a span of three years ending in 2009. Performance fees recognized in 2008 and 2007 were subject to clawback provisions due to performance declines in 2009. The clawback was recognized when the amount was probable and estimable. As of December 31, 2009, the clawback provision was no longer in effect.

The following table sets forth average AuM, the effective fee rate and Total revenues and other operating income for 2010, 2009 and 2008:

(in thousands, except for Average AuM,	Year Ended December 31,			YE 10/09		YE 09/08
effective fee rate and percentages)	2010	2009	2008	% Change		% Change

Average AuM (in millions)	$52,930	$48,166	$64,776	10%		(26)%

Effective fee rate (basis points)	63.1	63.4	65.6	(0.3	)bp	(2.2	)bp

Investment management fees	$334,037	$305,335	$425,003	9%		(28)%
Net gains (losses) on securities held for deferred compensation	1,077	1,970	(2,857)	(45)		169
Foreign currency gains (losses)	15	87	(101)	(83)		186

Total revenues and other operating income	$335,129	$307,392	$422,045	9		(27)

Total revenues and other operating income increased by $27.7 million for 2010 compared to 2009, due primarily to a 10% increase in average AuM. The increase in average AuM relates to the recovery of equity markets since the end of the first quarter of 2009.

Total revenues and other operating income decreased by $114.7 million for 2009 compared to 2008, due primarily to a 26% decline in average AuM and, to a lesser extent, a 2.2 basis point decline in the effective fee rate, partially offset by net gains on securities held for deferred compensation in 2009 compared to net losses on securities held for deferred compensation in 2008. The decline in the average AuM related to the significant deterioration in equity markets that began in the second half of 2008 and extended into the first quarter of 2009. The decline in the effective fee rate is primarily the result of a lower proportion of average AuM in our International Equity strategies and proprietary funds, our highest margin products and vehicle.

Performance fees as a percentage of Total revenues and other operating income approximated (0.5)% for 2009 and 1.2% for 2008. There were no performance fees in 2010. The negative performance fee in 2009 resulted from a clawback.

Operating Expenses

	Year Ended December 31,			YE 10/09		YE 09/08
(in thousands, except percentages)	2010	2009	2008	% Change		% Change

Total employee compensation and benefits	$98,981	$476,717	$223,118	*	%	* %
Shareholder servicing and marketing	20,125	16,886	23,369	19		(28)
General and administrative	42,807	42,317	62,833	1		(33)

Total operating expenses	$161,913	$535,920	$309,320	*		*

*	Calculation is not meaningful, due to the impact of the reorganization transactions at the time of the IPO.

Operating expenses decreased by $374.0 million for 2010 compared to 2009, mainly due to changes in the nature of the Principals’ economic interests after the IPO, partially offset by higher salaries, incentive compensation and benefits, and higher shareholder servicing costs, which are highly correlated to the average daily market value of proprietary fund AuM, and higher marketing expenses.

Operating expenses increased by $226.6 million for 2009 compared to 2008. The increase was largely due to non-recurring compensation charges of approximately $313.8 million incurred in connection with the IPO and changes in the nature of the Principals’ economic interests after the IPO.

On behalf of our mutual fund and investment advisory clients, we make decisions to buy and sell securities for each portfolio and select broker dealers to execute trades and negotiate brokerage commission rates. In certain situations, we receive research credits from broker dealers that would have had the effect of reducing our operating expenses by $1.3 million in 2010, $0.7 million in 2009 and $0.8 million in 2008. Our operating expenses could increase if the research credits were reduced or eliminated.

Employee Compensation and Benefits

The following table sets forth our Employee compensation and benefits expenses.

	Year Ended December 31,			YE 10/09		YE 09/08
(in thousands, except percentages)	2010	2009	2008	% Change		% Change

Salaries, incentive compensation and benefits	$98,981	$79,035	$92,487	25%		(15)%
Allocation of Class B profits interests(a)	—	33,663	76,074		*		*
Change in redemption value of Class B profits interests(a)	—	266,110	54,557		*		*
Tax receivable agreement	—	97,909	—		*		*

Employee compensation and benefits	$98,981	$476,717	$223,118		*		*

*	Calculation is not meaningful, due to the reorganization transactions at the time of the IPO.

(a)	At the time of the IPO (see the “Initial Public Offering, Changes in the Principals’ Interests and New Class A Units” section of this MD&A), the Class B profits interests were exchanged for New Class A Units that are reflected as non-controlling interests subsequent to the IPO.

Prior to the IPO, the Principals did not receive bonuses, but instead benefited from the increased value of their Class B profits interests, as well as distributions in respect of such interests. Subsequent to the IPO, each Principal entered into an employment agreement, which entitles them to incentive compensation awards, subject to approval by the Compensation Committee of the Board of Directors and subject to a deferral plan, in addition to an annual base salary. For 2010 and the post-IPO portion of 2009, Salaries, incentive compensation and benefits includes incentive compensation accruals for the Principals.

Salaries, incentive compensation and benefits increased $19.9 million for 2010 compared to 2009, due primarily to an increase in incentive compensation accruals ($8.8 million), relating in part to the Principals’ incentive compensation discussed above, amortization of share-based awards granted at the time of the IPO ($6.8 million), and an increase in costs resulting from an increased headcount, which were primarily within portfolio management, sales and client service.

The Health Care and Education Reconciliation Act of 2010 and Patient Protection and Affordable Care Act did not have a significant impact on our financial statements in 2010.

Employee compensation and benefits increased $253.6 million for 2009 compared to 2008, due primarily to non-recurring compensation charges incurred in connection with the IPO and changes in the nature of the Principals’ economic interests after the IPO discussed above and the amortization of share-based compensation expense in 2009, partially offset by a decrease in incentive compensation, including sales incentives, and the amortization of deferred compensation relating to the Principals in 2008 that totaled $8.9 million and did not recur in 2009.

Shareholder Servicing and Marketing

Shareholder servicing and marketing expenses increased $3.2 million for 2010 compared to 2009, due primarily to the increase in the average daily market value of proprietary fund AuM increasing shareholder servicing costs, higher platform and custody fees, as well as increased marketing expenses.

Shareholder servicing and marketing expenses decreased $6.5 million for 2009 compared to 2008, due primarily to a 32% decrease in the average market value of proprietary fund AuM, decreasing shareholder servicing costs.

General and Administrative

General and administrative expenses increased slightly for 2010 compared to 2009, as the higher expenses of being a public company and non-recurring professional fees resulting from the secondary offering in 2010 were partially offset by the costs related to the IPO and licensing fees incurred in 2009, neither of which recurred in 2010.

General and administrative expenses decreased $20.5 million for 2009 compared to 2008, due primarily to lower client related trading errors, lower non-recurring professional fees related to the completion of the IPO, lower licensing fees and lower occupancy costs. The licensing fees associated with the use of the Julius Baer name in our products and marketing strategies were reduced in mid-2008, as we rebranded to the use of the Artio Global name, and ended upon the IPO.

Non-operating Income (Loss)

Non-operating income (loss) primarily results from interest income earned on invested funds, interest expense incurred on borrowings under our term credit facility and mark-to-market gains and losses on investments of the Consolidated Investment Products. The following table sets forth Non-operating income (loss):

	Year Ended December 31,			YE 10/09		YE 09/08
(in thousands, except percentages)	2010	2009	2008	% Change		% Change

Interest income:
Investments of the Consolidated Investment Products	$279	$—	$—	N/A		N/A
Other investments	10	327	3,011	(97)%		(89)%
Interest expense	(2,601)	(1,194)	(63)		*	*
Net gains on investments of the Consolidated Investment Products	677	—	—	N/A		N/A
Net gains (losses) on other investments	336	(528)	252	164		(310)
Other income (loss)	4	—	(19)	N/A		100

Total non-operating income (loss)	$(1,295)	$(1,395)	$3,181	7		(144)

*	Calculation not meaningful, due to the impact of our $60 million borrowing under our term credit facility in the fourth quarter of 2009.

N/A – Not applicable.

Total non-operating loss decreased for 2010 compared to 2009, primarily due to net gains on investments and interest income of the Consolidated Investment Products, mostly offset by an increase in interest expense related to our borrowings under our term credit facility, which occurred in the fourth quarter of 2009, and interest expense related to amended tax returns.

We recorded a non-operating loss for 2009 compared to non-operating income for 2008, primarily due to interest expense related to our borrowings under our term credit facility, accrued interest expense related to the anticipated amendments of prior years’ tax returns, lower invested balances and lower yields on investment securities.

Income Taxes

Investors is organized as a Delaware corporation, and therefore is subject to U.S. Federal, state and local income taxes. As a member of Holdings, Investors incurs U.S. Federal, state and local income taxes on its allocable share of income of Holdings, including its wholly owned subsidiaries.

Our effective tax rates were 40% for 2010, (58)% for 2009 and 47% for 2008. Although we had a pre-tax loss for 2009, we still incurred tax expense as a result of the de-recognition of a deferred tax asset and permanent items associated with the Principals’ ownership interests in connection with the IPO.

Since the IPO, our effective tax rate has been lower, due to the accounting for the Principals’ member interests in Holdings as non-controlling interests, whereas they had been accounted for as compensation expense prior to the IPO. For income tax purposes, the Principals, through their member interests, are taxed on their share of Holdings’ income. Accordingly, we do not account for the U.S. Federal and state income taxes on the income of Holdings allocable to the Principals’ member interests. At the time of the IPO, the Principals non-controlling interests in Holdings were approximately 26%. Subsequent to the Principals’ exchanges of New Class A Units for shares of Class A common stock in 2010, the Principals non-controlling interests are approximately 2% and as a result, our effective tax rate was, and will continue to be, higher.

Our effective tax rate would have been approximately 45% for 2010 had the Principals exchanged all of their New Class A Units at the beginning of the year.

Liquidity and Capital Resources

Working Capital

Below is a table showing our liquid assets.

	As of December 31,
(in thousands, except percentages)	2010	2009	% Change

Cash and cash equivalents	$80,043	$60,842		*%
Less: cash held by the Consolidated Investment Products	(811)	—		*

	79,232	60,842	30
Fees receivable and accrued fees, net of allowance for doubtful accounts	54,373	56,911	(4)

Total liquid assets	$133,605	$117,753	13

*	Calculation not meaningful, due to the impact of our seed money capital investment in the Consolidated Investment Products.

In 2010, we made a seed money capital investment of $19.0 million, paid to GAM a capital distribution declared prior to the IPO of $40.1 million, repurchased one million shares of our Class A common stock for $14.6 million under a share repurchase program and repaid $4.5 million in borrowings under our term credit facility. We may make additional seed capital investments of up to an aggregate of approximately $30.0 million in early 2011. In addition, our term credit facility requires quarterly principal payments of $4.5 million for the next two years, with a final payment of $24.0 million at maturity in 2012. Incentive compensation payments will be paid primarily in the first quarter of 2011.

In December 2010, our Board of Directors authorized a share repurchase program of up to 3.0 million shares of our common stock, which will expire on December 31, 2013. As of December 31, 2010, we have made no share repurchases under this program.

On January 24, 2011, our Board of Directors declared a dividend of $0.06 per share to be paid on February 23, 2011, to holders of record of our Class A and Class C common stock at the close of business on February 14, 2011. To provide funding for the dividend payable to the holders of record of our Class A and Class C common stock, a distribution by Holdings of $0.06 per New Class A Unit (see the “Initial Public Offering, Changes in Principals’ Interests and Exchange of New Class A Units” section of this MD&A) will be paid to all members of Holdings, including the Principals.

Our working capital requirements historically have been met through operating cash flows. In the future, we may rely on both our operating cash flows and borrowing facilities to meet our working capital requirements. We believe our current working capital and, as of January 2011, $100.0 million undrawn revolving credit facility are sufficient to meet our current obligations and support our organic growth initiatives. We did not use the revolving debt facility during 2010.

The Consolidated Investment Products employ leverage with the goal of enhancing investment returns.

Debt

In September 2009, Holdings entered into a $110.0 million credit facility consisting of a $60.0 million three-year term credit facility and a $50.0 million three-year revolving credit facility. In October 2009, we borrowed

$60.0 million under the term credit facility. In December 2010, we repaid $4.5 million on our borrowings under the term credit facility.

The credit facility agreement also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends and fundamental corporate changes. As of December 31, 2010, our consolidated leverage ratio was 0.3:1 and our consolidated interest coverage ratio was 76:1, each in compliance with our debt covenants.

In January 2011, Holdings increased the capacity of its undrawn revolving credit facility from $50.0 million to $100.0 million.

Cash Flows

The following table sets forth our cash flows for 2010, 2009 and 2008:

	Year Ended December 31,			YE 10/09	YE 09/08
(in thousands, except percentages)	2010	2009	2008	% Change	% Change

Cash flow data:
Net cash provided by operating activities	$104,671	$51,707	$100,109	102%	(48)%
Net cash provided by (used in) investing activities	(2,477)	63,762	(29,892)	(104)	313
Net cash used in financing activities	(83,008)	(141,277)	(117,000)	41	(21)
Effect of exchange rate changes on cash	15	87	(101)	(83)	186

Net increase (decrease) in cash and cash equivalents	$19,201	$(25,721)	$(46,884)	175	45

Net cash provided by operating activities increased $53.0 million in 2010 compared to 2009, primarily reflecting higher revenues and a lower effective income tax rate in 2010, and non-recurring payments made to the Principals under the Class B profits interests agreement in 2009.

Net cash provided by operating activities decreased $48.4 million in 2009 compared to 2008, primarily reflecting lower revenues due to lower average AuM.

Net cash used in investing activities was $2.5 million in 2010, compared to Net cash provided by investing activities of $63.8 million in 2009, primarily reflecting the sales of investments in 2009. We liquidated our holdings of investment securities in 2009 to fund distributions to GAM and the Principals.

Net cash provided by investing activities was $63.8 million in 2009 compared to Net cash used in investing activities of $29.9 million in 2008, primarily reflecting the sales of investments in 2009. We liquidated our holdings of investment securities in 2009 to fund distributions to GAM and the Principals.

Net cash used by financing activities decreased $58.3 million in 2010 compared to 2009, primarily reflecting lower dividend payments in 2010 and borrowings of $60.0 million under our term credit facility in 2009, partially offset by the $40.1 million payment to GAM of a capital distribution declared prior to the IPO, higher distributions to non-controlling interests, $14.6 million of share repurchases under our share repurchase program and a $4.5 million repayment of borrowings under the term credit facility in 2010.

Net cash used in financing activities increased $24.3 million in 2009 compared to 2008, reflecting distribution and dividend payments of $194.7 million in 2009, partially offset by borrowings of $60.0 million under our term credit facility.

Deferred Taxes

Concurrent with the IPO, the Principals entered into an exchange agreement which provides that they may exchange their New Class A Units for shares of Investors’ Class A common stock. Upon such exchanges, Holdings has made an election under Section 754 of the Internal Revenue Code of 1986, as amended, to increase the tax basis of its assets. A tax receivable agreement with the Principals entitles each Principal to receive 85% of the tax benefits realized by us in our tax returns as a result of the increases in tax basis created by that Principal’s exchange (see Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 13. Income Taxes: Tax Receivable Agreement).

In 2010 and 2009, the Principals exchanged a total of 16.8 million New Class A Units for an equivalent number of shares of Investors’ Class A common stock (see Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 2. Initial Public Offering, Changes in the Principals’ Interests and Exchange of New Class A Units: Exchange of New Class A Units). The tax benefits arising from the resultant step-up in tax basis became determinable and based on the exchange dates, an aggregate deferred tax asset of $199.6 million was established for the estimated future tax benefits resulting from the amortization of the increased tax basis. Of the deferred tax asset recorded at the time of the exchanges, $169.7 million, representing 85% of the benefits, was recorded in Due under tax receivable agreement, and the remaining 15%, or $29.9 million, was recorded in Additional paid-in capital on the Consolidated Statement of Financial Position.

The majority of our deferred tax assets are recoverable over a 15-year period. Recovery will depend on our ability to generate sufficient taxable income. The step-up in tax basis resulting from the exchanges of New Class A Units resulted in $197.0 million of deferred tax assets, which would require annual average taxable income of $32.8 million (at an estimated effective tax rate of 40%) to be recovered in full. Based on several factors, including historical taxable income and current levels of AuM, we believe that it is more likely than not that there will be sufficient annual taxable income to realize the deferred tax asset and, therefore, no valuation allowance is necessary. We realized $0.4 million of the deferred tax asset in our 2009 income tax return and expect to realize approximately $5.8 million of the deferred tax asset in our 2010 income tax return.

The tax benefits arising from the step-up in tax basis will be shared between us and the Principals under a tax receivable agreement (see Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 13. Income Taxes: Tax Receivable Agreement). If we are unable to utilize all of the tax benefits from the step-up in tax basis, 85% of the unused amount, representing the Principals’ portion of such benefits, will reduce the amounts payable to them, which are classified as Due under tax receivable agreement on the Consolidated Statement of Financial Position, and the remaining 15% will be charged to Income taxes on the Consolidated Statement of Operations.

In 2009, as a result of the Principals’ exchange of their Class B profits interests in Investment Adviser for New Class A Units, the Principals’ ownership interests were reclassified to equity and the related deferred tax asset was de-recognized.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2010.

	Payments Due By Pay Period
(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Borrowings under term credit facility(a)	$55,500	$18,000	$37,500	$—	$—
Operating lease obligations	13,161	3,756	9,405	—	—
Recordkeeping service provider	6,400	1,600	3,200	1,600	—
Other	12,607	8,870	3,737	—	—

Total	$87,668	$32,226	$53,842	$1,600	$—

(a)	Excludes accrued interest expense. Interest is payable at a variable rate.

Off-Balance Sheet Arrangements

The Consolidated Investment Products held credit default swaps and foreign exchange forward contracts as of December 31, 2010. As of December 31, 2010, the notional amount of credit default swaps and foreign exchange forward contracts outstanding was $7.8 million. See Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 8. Derivative Contracts for additional information.

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

In January 2010, the FASB issued an Accounting Standards Update to ASC 820.10, Fair Value Measurements and Disclosures (FAS 157), to improve disclosures about fair value measurements. In the third quarter of 2010, we invested seed money in the Consolidated Investment Products. We have included the applicable expanded disclosure requirements in Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 7. Investments, at Fair Value and Investments Sold, Not Yet Purchased by the Consolidated Investment Products, at Fair Value.

Upon the IPO in 2009, we adopted the provisions of ASC 810.10.65, Noncontrolling Interests in Consolidated Financial Statements, for the Principals’ ownership in Holdings.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this 2010 Annual Report on Form 10-K (“Form 10-K”) that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions, may include projections of our future financial performance, our anticipated growth strategies, descriptions of new business initiatives, investor behavior, our free cash flow and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

Our AuM were $53.4 billion as of December 31, 2010. Assuming a 10% increase or decrease in the value of the AuM and the change being proportionally distributed over all our products, the fair value would increase or decrease by $5.3 billion, which would cause an annualized increase or decrease in Total revenues and other operating income of approximately $33.7 million at our current effective fee rate.

We have not adopted a corporate-level risk management policy regarding the hedging of client assets, nor have we historically attempted to hedge revenue risks that would arise from fluctuations in the fair value of separate client portfolios or our overall AuM.

Investments

We are subject to market risk from a decline in the price of investments that we own to manage our investable cash and fund future deferred compensation liabilities, as well as from a decline in the price of investments held by the Consolidated Investment Products. As of December 31, 2010, the securities we own to fund future deferred compensation liabilities consisted of Artio Global Funds. Management regularly monitors the value of these investments; however, given their nature and relative size, we have not adopted a specific risk management policy to manage the associated market risk. Gains or losses on investments that we own to manage future deferred compensation liabilities correlate with related adjustments to compensation expense over the service period of the deferred compensation. As of December 31, 2010, the securities owned by the Consolidated Investment Products consisted primarily of common stock, corporate bonds, term loans and preferred stock. The fair value of these investments was $24.6 million as of December 31, 2010. Assuming a 10% increase or decrease in the values of these investments, the fair value would increase or decrease by $2.5 million as of December 31, 2010.

Exchange Rate Risk

A substantial portion of the accounts that we advise, or sub-advise, hold investments that are denominated in currencies other than the U.S. dollar. These client portfolios may hold currency forwards or other derivative instruments. The fair value of these investments and instruments are affected by movements in the rate of exchange between the U.S. dollar and the underlying foreign currency. Such movements in exchange rates affect the fair value of assets held in accounts we manage, thereby affecting the amount of revenue we earn. The fair value of the assets we manage was $53.4 billion as of December 31, 2010. The U.S. dollar fair value of AuM would decrease, with an increase in the value of the U.S. dollar, or increase, with a decrease in the value of the U.S. dollar. Our exposure to foreign currencies may change significantly on a daily basis, therefore, our average daily foreign currency exposure may be significantly different than at period end. A 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of the AuM by $4.1 billion, which would cause an annualized increase or decrease in Total revenues and other operating income of $25.8 million. As of December 31, 2010, approximately 76% of our AuM were denominated in currencies other than the U.S. dollar.

Our AuM were predominantly denominated in foreign currencies as follows:

As of December 31,
2010

Euro	15%
British pound	14
Hong Kong dollar	10
Japanese yen	7
Canadian dollar	5
Other (representing approximately 40 currencies)	25

76%

The investments held as of December 31, 2010, were primarily denominated in U.S. dollars. The investments held in relation to the deferred compensation plan include Artio Global Funds whose underlying assets are primarily non-dollar denominated. The effect of a 10% change in exchange rates on such securities would not have a material effect on the financial statements.

Interest Rate Risk

The Consolidated Investment Products and certain of the accounts we advise or sub-advise own fixed income securities. Further, from time to time, we may invest our excess cash balances in short-term U.S. government fixed income securities. Interest rate changes affect the fair value of such investments or the revenue we earn from them.

Assuming a 100 basis point increase or decrease in interest rates, we estimate that the value of the fixed income securities we manage or sub-advise would change by approximately $370.9 million. The impact of such changes would not be material to our revenues or net income.

In connection with borrowings under our $60 million term credit facility, assuming a 100 basis point increase or decrease in the LIBOR rate, the impact of such a change would not be material to our net income.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Artio Global Investors Inc.:

We have audited the accompanying consolidated statements of financial position of Artio Global Investors Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Artio Global Investors Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Artio Global Investors Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

New York, New York
February 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Artio Global Investors Inc.:

We have audited Artio Global Investors Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Artio Global Investors Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Artio Global Investors Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 25, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

New York, New York
February 25, 2011

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Securities Exchange Act of 1934, Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of the Chief Executive Officer and Principal Financial and Accounting Officer, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The Company’s independent auditors, KPMG LLP, have issued an audit report on the effectiveness of our internal control over financial reporting, which is included herein.

/s/  Richard Pell
Richard Pell
Chairman, Chief Executive Officer and Chief Investment Officer
(Principal Executive Officer)

/s/  Francis Harte
Francis Harte
Chief Financial Officer
(Principal Financial and Accounting Officer)

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Consolidated Statements of Financial Position

	As of December 31,
(in thousands, except for share amounts)	2010	2009

ASSETS
Cash and cash equivalents	$80,043	$60,842
Investments, at fair value:
Artio Global funds held for deferred compensation and other investments	10,405	7,910
Investments owned by the Consolidated Investment Products	24,642	—
Fees receivable and accrued fees, net of allowance for doubtful accounts	54,373	56,911
Deferred taxes	198,863	46,316
Income taxes receivable	8,586	10,983
Other assets	11,535	12,992

Total assets	$388,447	$195,954

LIABILITIES AND EQUITY
Debt:
Term loan	$55,500	$60,000
Due to prime broker by the Consolidated Investment Products	1,959	—
Due to GAM Holding AG	—	40,100
Accrued compensation and benefits	39,256	31,478
Accounts payable and accrued expenses	7,761	9,093
Investments sold, not yet purchased by the Consolidated Investment Products, at fair value	1,288	—
Accrued income taxes payable	4,749	13,017
Due under tax receivable agreement	167,058	33,655
Other liabilities	4,593	4,630

Total liabilities	282,164	191,973

Commitments and contingencies (Notes 13, 15 and 16)

Common stock:
Class A common stock (500,000,000 shares authorized, 2010 – 41,552,328 shares issued and outstanding; 2009 – 27,658,799 shares issued and outstanding )	42	28
Class B common stock (50,000,000 shares authorized, 2010 – 1,200,000 shares issued and outstanding; 2009 – 15,600,000 shares issued and outstanding)	1	15
Class C common stock (210,000,000 shares authorized, 2010 and 2009 – 16,755,844 shares issued and outstanding)	168	168
Additional paid-in capital	613,065	586,956
Accumulated deficit	(509,629)	(580,275)

Total stockholders’ equity	103,647	6,892
Non-controlling interests in Holdings	1,505	(2,911)
Non-controlling interests in the Consolidated Investment Products	1,131	—

Total equity	106,283	3,981

Total liabilities and equity	$388,447	$195,954

See accompanying notes to consolidated financial statements.

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except per share information)	2010	2009	2008

Revenues and other operating income:
Investment management fees	$334,037	$305,335	$425,003
Net gains (losses) on funds held for deferred compensation	1,077	1,970	(2,857)
Foreign currency gains (losses)	15	87	(101)

Total revenues and other operating income	335,129	307,392	422,045

Expenses:
Employee compensation and benefits:
Salaries, incentive compensation and benefits	98,981	79,035	92,487
Allocation of Class B profits interests	—	33,663	76,074
Change in redemption value of Class B profits interests	—	266,110	54,557
Tax receivable agreement	—	97,909	—

Employee compensation and benefits	98,981	476,717	223,118
Shareholder servicing and marketing	20,125	16,886	23,369
General and administrative	42,807	42,317	62,833

Total expenses	161,913	535,920	309,320

Operating income (loss) before income tax expense	173,216	(228,528)	112,725
Non-operating income (loss):
Interest income:
Investments of the Consolidated Investment Products	279	—	—
Other investments	10	327	3,011
Interest expense	(2,601)	(1,194)	(63)
Net gains (losses):
Investments of the Consolidated Investment Products	677	—	—
Other investments	336	(528)	252
Other income (loss)	4	—	(19)

Total non-operating income (loss)	(1,295)	(1,395)	3,181

Income (loss) before income tax expense	171,921	(229,923)	115,906
Income taxes	68,193	134,287	54,755

Net income (loss)	103,728	(364,210)	61,151
Net income attributable to non-controlling interests in Holdings	20,123	14,104	—
Net income attributable to non-controlling interests in the Consolidated Investment Products	44	—	—

Net income (loss) attributable to Artio Global Investors	$83,561	$(378,314)	$61,151

Per share information:
Basic net income (loss) attributable to Artio Global Investors	$1.58	$(8.88)	$1.46

Diluted net income (loss) attributable to Artio Global Investors	$1.58	$(8.88)	$1.46

Weighted average shares used to calculate per share information:
Basic	52,830	42,620	42,000

Diluted	53,003	42,620	42,000

See accompanying notes to consolidated financial statements.

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity

								Non-
								controlling
	Class A	Class B	Class C					Interests
	Common	Common	Common		Retained	Total	Non-	in the
	Stock	Stock	Stock	Additional	Earnings	Stock-	controlling	Consolidated
(in thousands, except per	(par value	(par value	(par value	Paid-in	(Accumulated	holders’	Interests in	Investment	Total
share information)	$0.001)	$0.001)	$0.01)	Capital	Deficit)	Equity	Holdings	Products	Equity

Balance as of January 1, 2008	$—	$—	$420	$17,930	$70,744	$89,094			$89,094
Net income	—	—	—	—	61,151	61,151			61,151
Dividends ($2.79 per share)	—	—	—	—	(117,000)	(117,000)			(117,000)

Balance as of December 31, 2008	—	—	420	17,930	14,895	33,245			33,245
Net income	—	—	—	—	(378,314)	(378,314)	$14,104		(364,210)
Reclassification of liability awards (see Note 2)	—	—	—	565,909	—	565,909	—		565,909
Issuance of Class B common stock (see Note 2 )	—	18	—	—	—	18	—		18
Net benefit from step-up in tax basis (see Note 13)	—	—	—	5,762	—	5,762	—		5,762
Initial public offering	25	—	—	614,875	—	614,900	—		614,900
Underwriters’ option exercise	3	—	—	65,033	—	65,036	—		65,036
Holdings units exchanged for Class A common stock and cancelation of Class B common stock (see Note 2)	3	(3)	—	—	—	—	—		—
Stock repurchases	(3)	—	(252)	(679,681)	—	(679,936)	—		(679,936)
Establishment of non-controlling interests	—	—	—	10,425	—	10,425	(10,425)		—
Distribution to GAM Holding AG, including dividends ($5.16 per share)	—	—	—	(17,950)	(216,856)	(234,806)	—		(234,806)
Share-based payments:
Directors’ awards	—	—	—	360	—	360	—		360
Amortization	—	—	—	4,319	—	4,319	—		4,319
Forfeitures	—	—	—	(26)	—	(26)	—		(26)
Distribution to non-controlling interests	—	—	—	—	—	—	(6,590)		(6,590)

Balance as of December 31, 2009	28	15	168	586,956	(580,275)	6,892	(2,911)		3,981
Net income	—	—	—	—	83,561	83,561	20,123	$44	103,728
Holdings units exchanged for Class A common stock and cancelation of Class B common stock (see Note 2)	14	(14)	—	3,253	—	3,253	(3,253)	—	—
Net benefit from step-up in tax basis (see Note 13)	—	—	—	24,176	—	24,176	—	—	24,176
Shares issued to the public (see Note 2)	4	—	—	69,286	—	69,290	—	—	69,290
Stock repurchases (see Note 2)	(4)	—	—	(83,931)	—	(83,935)	—	—	(83,935)
Share-based payments:
Directors’ awards	—	—	—	180	—	180	—	—	180
Amortization	—	—	—	12,811	—	12,811	—	—	12,811
Forfeiture	—	—	—	(185)	—	(185)	—	—	(185)
RSU dividend equivalents	—	—	—	523	(523)	—	—	—	—
Forfeited dividend equivalents	—	—	—	(4)	4	—	—	—	—
Capital contributions from non-controlling interests	—	—	—	—	—	—	—	1,087	1,087
Distribution to non-controlling interests	—	—	—	—	—	—	(12,454)	—	(12,454)
Cash dividends paid ($0.24 per share)	—	—	—	—	(12,396)	(12,396)	—	—	(12,396)

Balance as of December 31, 2010	$42	$1	$168	$613,065	$(509,629)	$103,647	$1,505	$1,131	$106,283

See accompanying notes to consolidated financial statements.

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2010	2009	2008

Cash flows from operating activities:
Net income (loss)	$103,728	$(364,210)	$61,151
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,918	3,029	2,904
Deferred compensation	4,258	269,904	57,001
Share-based compensation	12,806	4,653	—
Deferred income taxes	5,380	85,803	(21,520)
Interest accrued on investments and accretion and amortization of premium and discount	(49)	269	(60)
(Gains)/losses on investments	(2,090)	(1,442)	2,605
Changes in assets and liabilities:
Purchase of investments owned by the Consolidated Investment Products	(29,438)	—	—
Proceeds from sales or maturities of investments owned by the Consolidated Investment Products	6,809	—	—
Due to prime broker by the Consolidated Investment Products	1,959	—	—
Fees receivable and accrued fees, net of allowance for doubtful accounts	2,538	(2,112)	32,578
Due to/from GAM Holding AG	—	(1,307)	5,288
Income taxes receivable	2,397	(9,699)	(1,284)
Other assets	(65)	(2,397)	(407)
Accrued compensation and benefits	3,520	58,558	(33,322)
Accounts payable and accrued expenses	(1,347)	(366)	(4,750)
Accrued income taxes payable	(8,268)	11,778	(2,551)
Due under tax receivable agreement	(348)	—	—
Other liabilities	(37)	(754)	2,476

Net cash provided by operating activities	104,671	51,707	100,109

Cash flows from investing activities:
Purchase of Artio Global funds held for deferred compensation and other investments	(5,519)	(2,529)	(120,807)
Proceeds from sales or maturities of Artio Global funds held for deferred compensation and other investments	4,438	67,122	94,400
Purchase of fixed assets	(1,396)	(831)	(3,485)

Net cash provided by (used in) investing activities	(2,477)	63,762	(29,892)

Cash flows from financing activities:
Proceeds from borrowing under term credit facility	—	60,000	—
Repayments of borrowing under term credit facility	(4,500)	—	—
Distribution paid to GAM Holding AG	(40,100)	—	—
Proceeds from secondary offering	69,290	—	—
Proceeds from initial public offering	—	614,900	—
Proceeds from underwriters’ option exercise	—	65,036	—
Repurchase and retirement of Class A common stock	(83,935)	(59,030)	—
Repurchase and retirement of Class C common stock	—	(620,905)	—
Issuance of Class B common stock	—	18	—
Distributions paid to non-controlling interests in Holdings	(12,454)	(6,590)	—
Contributions from non-controlling interests in the Consolidated Investment Products	1,087	—	—
Cash dividends paid	(12,396)	(194,706)	(117,000)

Net cash used in financing activities	(83,008)	(141,277)	(117,000)

See accompanying notes to consolidated financial statements.

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31,
(in thousands)	2010	2009	2008

Effect of exchange rates on cash	15	87	(101)

Net increase (decrease) in cash and cash equivalents	19,201	(25,721)	(46,884)
Cash and cash equivalents:
Beginning of period	60,842	86,563	133,447

End of period	$80,043	$60,842	$86,563

Cash paid during period for:
Income taxes, net of refunds	$69,023	$47,248	$80,110
Interest expense	2,027	—	—
Supplementary information:
Non-cash transactions:
Deferred taxes from step-up in tax basis	$161,173	$39,417	$—
Due under tax receivable agreement	(136,997)	(33,655)	—
Net benefit from step-up in tax basis	(24,176)	(5,762)	—
Exchange of New Class A Units for Shares of Class A common stock	(3,267)	—	—
Cancelation of Class B common stock	14	3	—
Dividend equivalents	(74)	—	—
Declared distribution to GAM Holding AG	—	40,100	—
Reclassification of liability awards	—	565,909	—

See accompanying notes to consolidated financial statements.

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1. Organization and Description of Business

Artio Global Investors Inc. (“Investors” or the “Company”) and subsidiaries (collectively, “we,” “us” or “our”) comprises Investors and its four subsidiaries, Artio Global Holdings LLC (“Holdings”), an intermediate holding company, Artio Global Management LLC (“Investment Adviser”), a registered investment adviser under the Investment Advisers Act of 1940, Artio Global Institutional Services LLC (formerly known as Artio Capital Management LLC) and Artio Alpha Investment Funds, LLC (“Alpha,” the consolidated investment vehicle that includes the Artio Global Credit Opportunities Fund). We refer to our consolidated investment vehicles as the “Consolidated Investment Products.” As of December 31, 2010, Holdings was approximately 98% owned by Investors, 1% owned by Richard Pell, our Chairman, Chief Executive Officer and Chief Investment Officer (“Pell”), and 1% owned by Rudolph-Riad Younes, our Head of International Equity (“Younes,” together with Pell, the “Principals”). (See Note 2. Initial Public Offering, Changes in Principals’ Interests and Exchange of New Class A Units: Exchange of New Class A Units.) The Principals’ interests are reflected in the consolidated financial statements as non-controlling interests. Investment Adviser and Artio Global Institutional Services LLC are wholly owned subsidiaries of Holdings. As of December 31, 2010, Alpha was 95% owned by Holdings as a result of a seed money investment and the remaining 5% was owned by employees.

Investment Adviser is our primary operating entity and provides investment management services to institutional and mutual fund clients. It manages and advises the Artio Global Funds (the “Funds”), which are U.S. registered investment companies; commingled institutional investment vehicles; separate accounts; sub-advisory accounts; and the Consolidated Investment Products. A substantial portion of our assets under management (“AuM”) are invested outside of the U.S. Our clients are primarily U.S.-based.

Note 2. Initial Public Offering, Changes in the Principals’ Interests and Exchange of New Class A Units

Initial Public Offering and Changes in the Principals’ Interests

Prior to September 29, 2009, Investors was a wholly owned subsidiary of GAM Holding AG (formerly known as Julius Baer Holding Ltd.), a Swiss corporation (“GAM”). On September 29, 2009, we completed an initial public offering (“IPO”) of 25.0 million shares of Investors’ Class A common stock at a price of $26.00 per share, before the underwriting discount, for net proceeds of $614.9 million. We used all of the net proceeds to repurchase and retire 22.6 million shares of Investors’ Class C common stock from GAM, and to repurchase 1.2 million shares of Class A common stock from each of the Principals. On October 5, 2009, the underwriters exercised their option to purchase additional shares of Class A common stock at the IPO price, net of the underwriting discount, resulting in the issuance of 2,644,156 shares of Class A common stock. We used all of the net proceeds to repurchase and retire 2,644,156 shares of Class C common stock from GAM.

After the IPO and the exercise of the underwriters’ option, GAM owns approximately 28% of the outstanding shares of our capital stock through its ownership of all the outstanding shares of Class C common stock.

Before the IPO, each Principal had a 15% Class B profits interest in Investment Adviser (see Note 10. Class B Profits Interests and Unfunded Deferred Compensation Plan: Class B Profits Interests), which was accounted for as compensation. Immediately prior to the IPO, each Principal exchanged his Class B profits interest for a 15% non-voting Class A member interest in Holdings (“New Class A Units”). Each Principal also purchased, at par value, nine million shares of voting, non-participating, Investors’ Class B common stock. In addition, the Principals entered into a tax receivable agreement with the Company (see Note 13. Income Taxes: Tax Receivable Agreement). Upon the exchange of their Class B profits interests for New Class A Units, the fair value of the Class B profits interests was adjusted to reflect the offering price of Class A common stock, and totaled $468.0 million. This resulted in an additional compensation charge related to the redemption value of the Class B profits interests of $215.8 million that was recorded concurrent with the IPO and represents the difference between the fair value of $468.0 million and the related liability immediately prior to the IPO of $252.2 million. In addition, we recorded a compensation charge of $97.9 million relating to the estimated present value of the tax receivable agreement (see Note 13. Income Taxes: Tax Receivable Agreement).

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

As the Principals’ new economic interests are accounted for as equity, the adjusted liability of $565.9 million was reclassified into Additional paid-in capital on the Consolidated Statement of Financial Position. The related deferred tax asset of $110.3 million was de-recognized and charged to expense. The Principals’ New Class A Units, which then represented approximately 26% of Holdings, were accounted for as non-controlling interests.

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

Exchange of New Class A Units

In 2010, each Principal exchanged 7.2 million New Class A Units for 7.2 million restricted shares of Class A common stock in accordance with the terms of the exchange agreement. At the time of each exchange, an equivalent number of shares of Class B common stock were surrendered by the Principals and canceled.

To enable the Principals to sell shares of Class A common stock to cover their taxes payable, as defined in the exchange agreement, on the exchanges discussed above, in 2010, we completed a synthetic secondary offering (the “secondary offering”) of approximately 3.8 million shares of Class A common stock at $17.33 per share, before the underwriting discount, for net proceeds of $62.1 million. We used all of the net proceeds to purchase at the same price and retire approximately 1.9 million shares of Class A common stock from each Principal. Also in 2010, the underwriters exercised a portion of their option to purchase additional shares of Class A common stock at the secondary offering price, net of the underwriting discount, resulting in the issuance of approximately 0.4 million shares of Class A common stock. We used all of the net proceeds to repurchase at the same price and retire approximately 0.2 million shares of Class A common stock from each of the Principals.

After the exchanges in 2010, each Principal continues to own 600,000 shares of Class B common stock and 600,000 New Class A Units, representing approximately 1% of the outstanding New Class A Units of Holdings. The Principals’ ownership of New Class A Units are accounted for as non-controlling interests.

The table below sets forth the effect of the change in our ownership of Holdings as of December 31, 2010, after the exchange by the Principals of New Class A Units for shares of Class A common stock.

(in thousands)

Net income attributable to Artio Global Investors for the year ended December 31, 2010	$83,561
Increase in Additional paid-in capital due to exchange by the Principals of New Class A Units for shares of Class A common stock	3,253

As of December 31, 2010	$86,814

As a result of the exchanges of New Class A Units, we increased the tax basis of Holdings’ assets. This resulted in a $161.2 million increase in deferred tax assets. (See Note 13. Income Taxes: Tax Receivable Agreement.)

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

As part of the preparation of the consolidated financial statements, we performed an evaluation of subsequent events occurring after the Consolidated Statement of Financial Position date of December 31, 2010, through to the date the consolidated financial statements were issued.

Consolidation

The consolidated financial statements include the accounts of Investors and its subsidiaries. All material inter-company balances have been eliminated in consolidation.

Investment vehicles through which we provide investment management services are evaluated for consolidation. From time to time, we may make investments in the investment vehicles we manage, primarily as seed money. We also evaluate these investment vehicles for consolidation. These investment vehicles are consolidated if (i) they are variable interest entities (“VIEs”), and we are the primary beneficiary, or (ii) they are voting interest entities, and we have a controlling interest. The net gains and losses of these investment vehicles are included in Net income in the Consolidated Statement of Operations. The assessment for consolidation occurs at the inception date of the investment vehicle. The conclusion is reassessed only when certain events take place.

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

As of December 31, 2010 and 2009, we did not consolidate any of the other investment vehicles, due primarily to the following reasons:

•	Artio Global Funds (the “Funds”) are considered voting interest entities and are controlled by their independent Boards of Directors or Trustees.

•	Certain of the commingled investment vehicles are trusts and are considered variable interest entities (“VIEs”). We are not the primary beneficiary of these trusts.

•	Other investment vehicles are membership organizations and are considered voting interest entities. Although our interests in these vehicles are nominal and do not meet the ownership threshold for consolidation, we are the managing member of these organizations. Each operating agreement of the organizations provides to its unaffiliated non-managing members substantive rights to remove us as managing member. As a result, we do not have a controlling financial interest in these organizations.

Cash and Cash Equivalents

Cash equivalents are composed of money market and other highly liquid instruments with remaining maturities of less than three months as of the acquisition date.

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Investments, at Fair Value

Investments are carried at fair value. We elected the fair value option for investments made to achieve certain stated investment objectives.

Investments, at fair value, includes the Consolidated Investment Products’ investments in securities, loans and other investments. Such investments are carried at fair value. Gains or losses on such investments, together with related interest income, accretion and amortization, are reported in Non-operating income on the Consolidated Statements of Operations. The investments owned by the Consolidated Investment Products, for which market quotations are readily available, are valued at fair value on the basis of quotations furnished by a pricing service or provided by securities dealers. Equity securities are generally valued using the last sale price or official closing price taken from the primary market in which each security trades, or if no sales occurred during the day, at the mean of the current quoted bid and asked prices. Fixed income investments are generally valued using prices provided directly by independent third party services or provided directly from one or more broker dealers or market makers. The pricing services and broker dealers or market makers may use valuation models or matrix pricing, which considers yield or price with respect to comparable bonds, quotations from bond dealers or by reference to other securities that are considered comparable in such characteristics as rating, interest rate and maturity date, to determine current value. Inputs other than quoted prices that are observable for the assets or liabilities, include such factors as interest rates, yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates, or other market corroborated inputs (i.e. debt securities, government securities, swap contracts, foreign currency exchange contracts, foreign securities utilizing international fair value). Derivative products are generally valued using prices provided directly by independent third party services or one or more broker dealers or market makers. Assets and liabilities initially expressed in foreign currency values are converted into U.S. dollar values. Investments in net asset value-based investment vehicles are valued at the net asset value of the underlying fund.

Excess cash may be invested for current yield, not for capital gains. Gains and losses on such investments, together with related interest income, accretion and amortization, are reported in Non-operating income on the Consolidated Statements of Operations.

Certain unvested deferred bonuses due employees are invested in the Funds (see Note 3. Summary of Significant Accounting Principles: Compensation Plans), which are valued at their net asset values. Over the vesting period, the principal and any gains or losses are reflected as liabilities in the Consolidated Statement of Financial Position. Expenses are reported in Employee compensation and benefits and the realized and unrealized gains or losses on these securities are reported in Net gains (losses) on funds held for deferred compensation on the Consolidated Statements of Operations.

We carry our investment portfolios at fair value using a valuation hierarchy based on the transparency of the inputs to the valuation techniques used to measure fair value. Classification within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The valuation hierarchy contains three levels: (i) valuation inputs comprising unadjusted quoted market prices for identical assets or liabilities in active markets (“Level 1”); (ii) valuation inputs comprising quoted prices for identical assets or liabilities in markets that are not active, quoted market prices for similar assets and liabilities in active markets, and other observable inputs directly or indirectly related to the asset or liability being measured (“Level 2”); and (iii) valuation inputs that are unobservable and are significant to the fair value measurement (“Level 3”). Unobservable inputs are inputs that reflect our own assumptions about the assumptions participants would use in pricing the asset or liability, developed based on the best information available in the circumstances.

Fees Receivable and Accrued Fees, Net of Allowance for Doubtful Accounts

Fees receivable and accrued fees, net of allowance for doubtful accounts represent fees earned that have been, or will be, billed to our clients. We review receivables and provide an allowance for doubtful accounts when appropriate.

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Due Under Tax Receivable Agreement

Certain tax benefits are shared with the Principals (see Note 13. Income Taxes: Tax Receivable Agreement). When we record a deferred tax asset for these benefits, the benefits are recorded as follows:

•	The benefits payable to the Principals, which amount to 85% of such deferred tax asset, are recorded as Due under tax receivable agreement on the Consolidated Statement of Financial Position. If we adjust the deferred tax asset, we adjust the payable for 85% of the adjustment.

•	The remaining 15% is recorded in Additional paid-in capital on the Consolidated Statement of Financial Position. If we adjust the deferred tax asset, as noted above, 15% of the adjustment is recorded in Income taxes on the Consolidated Statement of Operations.

Investment Management Fees

Investment management fees are recognized as earned.  Fees on the Funds are computed and billed monthly as a percentage of average daily fair value of the Funds’ AuM. Fees on other vehicles and on separate accounts are computed and billed in accordance with the provisions of the applicable investment management agreements.

The investment management agreements for a small number of accounts and an insignificant amount of assets provide for performance fees. Performance fees, if earned, are recognized on the contractually determined measurement date. Performance fee clawback provisions, if any, are recognized when the amount is probable and estimable.

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

Compensation Plans

Certain of our employees participate in the Artio Global Investors Inc. 2009 Stock Incentive Plan (see Note 12. Share-Based Payments). The cost of the Artio Global Investors Inc. 2009 Stock Incentive Plan is accrued over the vesting period of the awards on a straight-line basis.

Certain of our employees also participate in a deferred compensation plan. Deferred compensation expense is recognized using a straight-line method over the vesting period (generally over a three-year period). Some deferred bonuses are funded at the time of deferral through the purchase of shares of the Artio Global Funds. Such investment assets are included in Investments, at fair value. Realized and unrealized gains and losses related to these assets are recognized in Net gains (losses) on funds held for deferred compensation. Employees who participate in the deferred compensation plan also receive a portion of their compensation in the form of restricted stock units under the 2009 Stock Incentive Plan.

Prior to the IPO, the Principals had Class B profits interests in Investment Adviser, which entitled them to a combined 30% of profits, as well as a combined 30% of the increase in the value of the business, both of which were defined in Investment Adviser’s operating agreement. (See Note 10. Class B Profits Interests and Unfunded Deferred Compensation Plan: Class B Profits Interests.) The allocation of the profits associated with this plan was expensed on an accrual basis. We recorded the obligation associated with these profits interests as a liability at fair value.

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Uncertainty in income tax positions is accounted for by recognizing in the consolidated financial statements the impact of a tax position when it is more likely than not that the tax position would be sustained upon examination by the tax authorities based on the technical merits of the position. Management considers the facts and circumstances available as of the reporting date in order to determine the appropriate tax benefit to recognize including tax legislation and statutes, legislative intent, regulations, rulings and case law. Differences could exist between the ultimate outcome of the examination of a tax position and management’s estimate. These differences could have a material impact on our effective tax rate, results of operations, financial position and/or cash flows.

Interest expense relating to unrecognized tax benefits, as well as actual tax liabilities, is included in Interest expense on the Consolidated Statement of Operations. Penalties relating to unrecognized tax benefits and actual tax liabilities are included in General and administrative on the Consolidated Statement of Operations.

Contingencies

Investors accrues for estimated costs, including, if applicable, legal costs, when it is probable that a loss has been incurred and the costs can be reasonably estimated. The status of contingencies is reviewed at least quarterly and accruals, if any, are adjusted to reflect the impact of current developments. Differences could exist between the actual outcome of a contingency and management’s estimate.

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 4. Stockholders’ Equity

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

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below sets forth the number of shares of Class A, Class B and Class C common stock issued and outstanding as of December 31, 2009 and 2010.

	Class A	Class B	Class C
(in thousands)	Common Stock	Common Stock	Common Stock

As of January 1, 2009	—	—	42,000
Activity:
Shares issued to the Principals(a)	—	18,000	—
Shares issued to the public(b)	27,644	—	—
Shares issued to the independent directors(c)	15	—	—
Exchange by the Principals(d)	2,400	(2,400)	—
Repurchase from the Principals(d)	(2,400)	—	—
Repurchase from GAM(g)	—	—	(25,244)

As of December 31, 2009(i)	27,659	15,600	16,756
Activity:
Exchange by the Principals(e)	14,400	(14,400)	—
Shares issued to the public(b)	4,209	—	—
Repurchase from the Principals(f)	(4,209)	—	—
Share repurchase program(h)	(1,000)	—	—
Shares issued pursuant to vesting of RSUs(i)	485	—	—
Shares issued to the independent directors(c)	8	—	—

As of December 31, 2010(i)	41,552	1,200	16,756

(a)	Represents the effect of 9.0 million shares of non-participating Class B common stock issued to each of the Principals (see Note 2. Initial Public Offering, Changes in the Principals’ Interests and Exchange of New Class A Units) in 2009.

(b)	Represents the 27.6 million shares of Class A common stock that were issued to the public in connection with the IPO, including 2.6 million shares issued to the underwriters in connection with exercising their option to purchase shares of Class A common stock in 2009, and the 4.2 million shares of Class A common stock that were issued to the public in connection with the secondary offering in 2010, including 0.4 million shares issued to the underwriters in connection with exercising a portion of their option to purchase additional shares of Class A common stock.

(c)	Represents the 6,924 shares of fully-vested Class A common stock (subject to transfer restrictions) that were awarded to our independent directors in connection with the IPO and 7,719 shares of fully-vested Class A common stock (subject to transfer restrictions) granted to our independent directors in 2009, and the 8,376 shares of fully-vested Class A common stock (subject to transfer restrictions) that were awarded to our independent directors in 2010.

(d)	Represents the issuance of 1.2 million shares of Class A common stock to each of the Principals upon exchange of an equivalent number of New Class A Units and subsequent repurchase of such Class A common stock by us with a portion of the net proceeds from the IPO. Upon the exchange of New Class A Units for Class A common stock, corresponding shares of Class B common stock were canceled.

(e)	Represents the issuance of 7.2 million shares of Class A common stock to each of the Principals upon exchange of an equivalent number of New Class A Units in 2010. Upon the exchange of New Class A Units for Class A common stock, corresponding shares of Class B common stock were canceled.

(f)	Represents the effect of the retirement of Class A common stock repurchased by us from the Principals with the net proceeds of the secondary offering and the shares issued pursuant to the underwriters exercising a portion of their option to purchase additional shares of Class A common stock in 2010.

(g)	Represents the 25.2 million shares of Class C common stock we repurchased from GAM and retired with a portion of the net proceeds from the IPO and the shares issued pursuant to the underwriters exercising their option in 2009.

(h)	In July 2010, our Board of Directors authorized a share repurchase program of up to 1.0 million shares of our common stock. As of December 31, 2010, we have purchased and retired 1.0 million shares of our common stock for approximately $14.6 million under this share repurchase program.

(i)	The table does not reflect 2.1 million in 2009 and 1.9 million in 2010 of unvested restricted stock units (see Note 12. Share-Based Payments) awarded to certain employees (other than the Principals), each of which represents the right to receive one share of Class A common stock upon vesting.

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In December 2010, our Board of Directors authorized a share repurchase program of up to 3.0 million shares of our common stock, which will expire on December 31, 2013. As of December 31, 2010, we have made no share repurchases under this program.

Note 5.	Consolidated Investment Products

A condensed consolidating statement of financial position as of December 31, 2010, including balances attributable to the Consolidated Investment Products, is as follows:

				Artio Global
	Before	Consolidated		Investors Inc. and
	Consolidation	Investment		Subsidiaries
(in thousands)	(a)	Products	Eliminations	Consolidated

Assets:
Cash and cash equivalents	$79,232	$811	$—	$80,043
Investments, at fair value	10,405	24,642	—	35,047
Investment in the Consolidated Investment Products	19,912	—	(19,912)	—
Other assets	273,107	250	—	273,357

Total assets	$382,656	$25,703	$(19,912)	$388,447

Liabilities and Equity:
Debt	$55,500	$1,959	$—	$57,459
Investments sold, not yet purchased by the Consolidated Investment Products, at fair value	—	1,288	—	1,288
Other liabilities	222,004	1,413	—	223,417

Total liabilities	277,504	4,660	—	282,164

Members’ equity of the Consolidated Investment Products		21,043	(21,043)	—
Common stock	211		—	211
Additional paid-in capital	613,065		—	613,065
Retained earnings (deficit)	(509,629)		—	(509,629)

Total stockholders’ equity	103,647	21,043	(21,043)	103,647
Non-controlling interests	1,505		1,131	2,636

Total equity	105,152	21,043	(19,912)	106,283

Total liabilities and equity	$382,656	$25,703	$(19,912)	$388,447

(a)	Represents Artio Global Investors Inc. and Subsidiaries with the investment in the Consolidated Investment Products accounted for under the equity method.

We did not have balances attributable to the Consolidated Investment Products as of December 31, 2009.

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

A condensed consolidating statement of operations for 2010, including amounts attributable to the Consolidated Investment Products, is as follows:

				Artio Global
	Before	Consolidated		Investors Inc.
	Consolidation	Investment		and Subsidiaries
(in thousands)	(a)	Products	Eliminations	Consolidated

Total revenues and other operating income	$335,129	$—	$—	$335,129
Total expenses	161,913	—	—	161,913

Operating income before income tax expense	173,216	—	—	173,216
Non-operating income (loss):
Equity in earnings of the Consolidated Investment Products	912		(912)	—
Interest income	10	279	—	289
Interest expense	(2,601)	—	—	(2,601)
Net gains on investments	336	677	—	1,013
Other income	4	—	—	4

Total non operating income (loss)	(1,339)	956	(912)	(1,295)

Income before income tax expense	171,877	956	(912)	171,921
Income taxes	68,193	—	—	68,193

Net income	103,684	956	(912)	103,728
Net income attributable to non-controlling interests	20,123	—	44	20,167

Net income, excluding non-controlling interests	$83,561	$956	$(956)	$83,561

(a)	Represents Artio Global Investors Inc. and Subsidiaries with the investment in the Consolidated Investment Products accounted for under the equity method.

We did not have amounts attributable to the Consolidated Investment Products for 2009 and 2008.

Note 6. Related Party Activities

Prior to the IPO, we engaged in transactions with GAM and other affiliates, as well as our mutual funds, in the ordinary course of business. Currently, we continue to engage in transactions with our mutual funds and with affiliates of GAM.

Affiliate Transactions – Mutual and Offshore Funds

We earn management fees from the Funds, as Investment Adviser provides investment management services to the Funds pursuant to investment management agreements with the Funds and makes investment decisions for the Funds, which are subject to review and approval by their boards. Investment Adviser also derives investment management revenue from sub-advising certain offshore funds sponsored by affiliates of GAM. Revenues related to these services are included in Investment management fees in the Consolidated Statement of Operations as follows:

	Year Ended December 31,
(in thousands)	2010	2009	2008

Funds investment management fees	$189,057	$173,336	$253,926
Sub-advisory investment management fees on GAM-sponsored funds	2,665	1,925	2,376

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Fees receivable related to investment management fees are included in Fees receivable and accrued fees, net of allowance for doubtful accounts in the Consolidated Statement of Financial Position as follows:

	As of December 31,
(in thousands)	2010	2009

Funds investment management fees	$15,850	$17,190
Advisory and sub-advisory investment management fees on GAM-sponsored funds	802	615

Other Related Party Transactions

In 2010, we made a $40.1 million payment to GAM, a capital distribution declared prior to the IPO. There is no remaining balance related to such capital distributions.

Prior to the IPO, we had a licensing fee arrangement with GAM for the use of the Julius Baer name in our products and marketing strategies. These licensing fees were $2.7 million for 2009 and $6.4 million for 2008. This arrangement was terminated in September of 2009.

Investors manages, at no cost to the plans, the assets of the Qualified and Non-Qualified Plans (as defined in Note 11. Benefit Plans and Deferred Compensation).

In 2010, we completed the secondary offering, the net proceeds of which were used to purchase and retire shares of Class A common stock from each Principal. In 2009, we completed the IPO, the net proceeds of which were used to purchase and retire shares of Class A common stock from each Principal and shares of Class C common stock from GAM. (See Note 2. Initial Public Offering, Changes in the Principals’ Interests and Exchange of New Class A Units: Exchange of New Class A Units.)

In 2009, we entered into a tax receivable agreement with the Principals. (See Note 13. Income Taxes: Tax Receivable Agreement.)

Note 7. Investments, at Fair Value and Investments Sold, Not Yet Purchased by the Consolidated Investment Products, at Fair Value

Investments as of December 31, 2010 and 2009, consist of the following:

	As of December 31,
(in thousands)	2010	2009

Artio Global funds held for deferred compensation and other investments:
Artio Global funds	$9,069	$7,892
Equity securities	1,317	—
Other investments	19	18

Total Artio Global funds held for deferred compensation and other investments	$10,405	$7,910

Investments owned by the Consolidated Investment Products:
Equity securities	$3,142
Fixed income investments:
Corporate bonds	17,075
Term loans	4,425

Total investments owned by the Consolidated Investment Products	$24,642

Investments sold, not yet purchased by the Consolidated Investment Products
Equity	$(62)
Corporate bonds	(1,226)

Total investments sold, not yet purchased by the Consolidated Investments Products	$(1,288)

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

We did not have investments owned by, or sold, not yet purchased by, the Consolidated Investment Products as of December 31, 2009.

Net gains (losses) for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Year Ended December 31,
(in thousands)	2010	2009	2008

Net gains (losses) in the year on Artio Global funds held for deferred compensation	$1,077	$1,970	$(2,857)
Less: Net gains (losses) in the year on Artio Global funds held for deferred compensation sold during the year	122	(157)	(173)

Unrealized gains (losses) in the year on Artio Global funds held for deferred compensation as of December 31,	$955	$2,127	$(2,684)

Net gains in the year on investments of the Consolidated Investment Products	$677
Less: Net gains in the year on investments of the Consolidated Investment Products sold during the year	40

Unrealized gains in the year on investments of the Consolidated Investment Products held as of December 31,	$637

Net gains (losses) in the year on other investments	$336	$(528)	$252
Less: Net gains (losses) in the year on other investments sold during the year	104	7	(291)

Unrealized gains (losses) in the year on other investments held as of December 31,	$232	$(535)	$543

The Consolidated Investment Products’ investment income, including income from derivative contracts, is recorded in Non-operating income (loss): Net gains (losses): Investments of the Consolidated Investment Products on the Consolidated Statement of Operations and is derived from the following investment categories:

Year Ended
December 31,
(in thousands)	2010

Equity securities	$310
Fixed income investments:
Corporate bonds	478
Term loans	47
Credit default swaps	(152)
Foreign currency	(6)

Total	$677

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Our investments as of December 31, 2010 and 2009, are valued using prices as follows:

			Level 2	Level 3
		Level 1	Other Observable	Significant
(in thousands)	Total	Quoted Prices	Inputs	Unobservable Inputs

As of December 31, 2010:
Artio Global funds held for deferred compensation and other investments:
Artio Global funds	$9,069	$9,069	$—	$—
Equity securities	1,317	1,317	—	—
Other investments	19	—	—	19

Total Artio Global funds held for deferred compensation and other investments	$10,405	$10,386	$—	$19

Investments owned by the Consolidated Investment Products:
Equity securities	$3,142	$2,367	$629	$146
Fixed income investments:
Corporate bonds	17,075	—	17,075	—
Term loans	4,425	—	3,470	955

Total investments owned by the Consolidated Investment Products	$24,642	$2,367	$21,174	$1,101

Investments sold, not yet purchased by the Consolidated Investment Products:
Equity securities	$(62)	$(62)	$—	$—
Fixed income investments:
Corporate bonds	(1,226)	—	(1,226)	—

Total investments sold, not yet purchased by the Consolidated Investment Products	$(1,288)	$(62)	$(1,226)	$—

As of December 31, 2009:
Artio Global funds held for deferred compensation and other investments:
Artio Global funds	$7,892	$7,892	$—	$—
Other investments	18	—	—	18

Total Artio Global funds held for deferred compensation and other investments	$7,910	$7,892	$—	$18

Derivative contracts, which are included in Other assets and Other liabilities on the Consolidated Statement of Financial Position, are valued using Level 2 inputs.

There were no transfers between Level 1 and Level 2 securities.

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The change in Level 3 securities is as follows:

	As of December 31,
(in thousands)	2010	2009

Artio Global funds held for deferred compensation and other investments:
Beginning of year	$18	$15
Unrealized gains	1	3

End of period	$19	$18

Investments owned by the Consolidated Investment Products:
At inception	$—
Purchases	1,095
Net unrealized gains	6

End of period	$1,101

Unrealized gains are included in Non-operating income (loss): Net gains (losses): Other investments on the Consolidated Statement of Operations.

Note 8. Derivative Contracts

The Consolidated Investment Products employ credit default swaps and foreign exchange forward contracts as part of their trading strategies and are accounted for as trading products.

Notional Amount
As of
December 31,
(in thousands)	2010

Credit default swaps	$5,200
Foreign exchange forward contracts	2,582

The notional amount as of December 31, 2010, reflects trading volume for only a limited period, as the Consolidated Investment Products were active for only a short period at the end of 2010.

Fair value of derivative contracts as of December 31, 2010, is as follows:

	Assets		Liabilities
	Statement of		Statement of
	Financial Position		Financial Position
(in thousands)	Location	Fair Value	Location	Fair Value

Credit default swaps	Other assets	$21	Other assets	$107
Foreign exchange forward contracts			Other liabilities	58

Please see Note 7. Investments, at Fair Value and Investments Sold, Not Yet Purchased by the Consolidated Investment Products, at Fair Value for income from derivative contracts that is included in investment income by investment categories.

Note 9. Debt

Term Loan

In September 2009, Holdings entered into a $110.0 million credit facility consisting of a $60.0 million three-year term credit facility and a $50.0 million three-year revolving credit facility.

In October 2009, Holdings borrowed $60.0 million under the term credit facility. The interest associated with the $60.0 million borrowing was 3.52% (LIBOR plus 300 basis points) as of December 31, 2010. The

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

amortization schedule requires quarterly principal payments of $4.5 million in both years two and three, beginning on December 31, 2010, with a final payment of $24 million at maturity. In 2009, a portion of the $60.0 million borrowing was used to fund distributions to GAM and the Principals. As of December 31, 2010, $55.5 million is outstanding under the term credit facility.

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

The covenants in the credit facility agreement require compliance with the following financial ratios (each in accordance with the definitions, including earnings before interest, taxes, depreciation and amortization (“EBITDA”), in the credit facility agreement), to be calculated on a consolidated basis at the end of each fiscal quarter:

•	maintenance of a maximum consolidated leverage ratio of less than or equal to 2.00x (calculated as the ratio of consolidated funded indebtedness to consolidated EBITDA for the last six months multiplied by two); and

•	maintenance of a minimum consolidated interest coverage ratio of greater than or equal to 4.00x (calculated as the ratio of consolidated EBITDA for the last six months to consolidated interest charges for such period).

The credit facility agreement also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends and fundamental corporate changes. As of December 31, 2010, Holdings was in compliance with all such covenants.

Due to Prime Broker

The Consolidated Investment Products employs leverage to finance its investments. Interest is payable on such loans at the Fed Funds rate plus a range of 40 to 125 basis points. The loans are collateralized by securities held by the Consolidated Investment Products.

Note 10. Class B Profits Interests and Unfunded Deferred Compensation Plan

Class B Profits Interests

In 2004, each Principal was granted a Class B, non-voting profits interest in Investment Adviser, which entitled each of them to receive 15% of the profits (30% in the aggregate) of our asset management business, as defined in Investment Adviser’s then-effective operating agreement. The allocation of such profits interests was expensed as incurred and included in Employee compensation and benefits on the Consolidated Statement of Operations. Each Principal exchanged his Class B profits interests for an equivalent percentage of New Class A Units in connection with the IPO (see Note 2. Initial Public Offering, Changes in Principals’ Interests and Exchange of New Class A Units) and the remaining balance of undistributed Class B profits interests was paid to each of the Principals in the fourth quarter of 2009.

Unfunded Deferred Compensation Plan

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

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Expenses related to the Unfunded Plan were $8.9 million in 2008 and are included in Salaries, incentive compensation and benefits on the Consolidated Statement of Operations. There were no expenses related to the Unfunded Plan in 2010 or 2009.

Note 11.	Benefit Plans and Funded Deferred Compensation

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

Earnings on an individual’s account in both plans are limited to the performance of the underlying plan investments in the account.

Investors sponsors a deferred compensation plan for employees whose annual discretionary bonus award exceeds certain predefined amounts (the “Funded Plan”). Amounts contributed to this plan vest ratably over a three-year period. We purchase shares in the Funds equal to the amount of deferred compensation at the time the bonuses are deferred. The shares are sold when the deferred bonus vests, or when the employee forfeits the shares. Assets related to the Funded Plan are included in Artio Global funds held for deferred compensation and other investments and liabilities related to this plan are included in Accrued compensation and benefits on the Consolidated Statement of Financial Position, as follows:

	As of December 31, 2010		As of December 31, 2009
(in thousands)	Assets	Liabilities	Assets	Liabilities

Funded Plan	$9,069	$3,168	$7,892	$3,742

Expenses related to the plans are included in Salaries, incentive compensation and benefits on the Consolidated Statement of Operations as follows:

	Year Ended December 31,
(in thousands)	2010	2009	2008

Qualified Plan	$2,698	$2,381	$2,848
Non-qualified Plan	11	148	223
Funded Plan	5,828	3,794	2,444

	$8,537	$6,323	$5,515

Employees who participate in the Funded Plan may also participate in our share-based payment plan (see Note 12. Share-Based Payments).

Note 12.	Share-Based Payments

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

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Activity under the Plan was as follows:

Units

Available for grant at inception	9,700,000
RSUs granted and unvested as of December 31, 2010	(1,856,997)
RSUs vested as of December 31, 2010	(481,070)
RSU dividend equivalents vested as of December 31, 2010	(4,111)
RSU dividend equivalents outstanding as of December 31, 2010	(27,225)
Fully-vested shares of restricted stock granted to independent directors	(23,019)

Available for grant as of December 31, 2010	7,307,578

A summary of restricted stock unit (“RSU”) activity follows:

	Weighted-Average
	Grant Date Fair		RSU Dividend
	Value(a)	Number of RSUs	Equivalents

Granted and unvested as of January 1, 2009	$—	—	—
Grants:
Unvested RSUs granted to certain officers and employees in connection with the IPO	26.25	2,147,758
Forfeitures:
Unvested RSUs granted to certain officers and employees in connection with the IPO	26.25	(1,000)

Granted and unvested as of December 31, 2009		2,146,758	—
Grants:
Unvested RSUs granted to certain officers and employees	21.86	232,983
Dividend equivalents			31,542
Vesting:
RSUs	26.25	(481,070)
Dividend equivalents			(4,111)
Forfeitures:
Unvested RSUs granted to certain officers and employees	26.10	(41,674)
Dividend equivalents			(206)

Granted and unvested as of December 31, 2010		1,856,997	27,225

(a)	Weighted-average grant date fair value for grants are based on closing price on the grant date.

We also granted approximately 450,000 RSUs in February 2011 in connection with annual awards under the Plan.

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

Compensation expense related to share-based payments is recognized using a straight-line method over the requisite service period (generally over a three- or five-year period from the date of the grant for the entire award). Compensation expense related to the amortization of RSU grants, included in Salaries, incentive

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

compensation and benefits on the Consolidated Statement of Operations, was $12.6 million in 2010 and $4.3 million in 2009.

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

Income taxes reflect not only the portion attributable to our stockholders but also the portion of New York City UBT attributable to non-controlling interests. A summary of the provisions for income taxes is as follows:

	Year Ended December 31,
(in thousands)	2010	2009	2008

Current:
Federal	$43,033	$43,529	$54,128
State and local	19,780	4,955	22,147

Total	62,813	48,484	76,275

Deferred:
Federal	3,997	59,401	(17,381)
State and local	1,383	26,402	(4,139)

Total	5,380	85,803	(21,520)

Income tax expense	$68,193	$134,287	$54,755

Net deferred tax assets comprise the following:

	As of December 31,
(in thousands)	2010	2009

Deferred tax assets:
Deferred compensation – other	$4,466	$3,605
Depreciation and amortization	1,708	1,161
Provisions and other	1,909	2,417
Step-up of tax basis(a)	190,780	39,133

Total deferred tax assets	198,863	46,316
Less: valuation allowance	—	—

Net deferred tax asset	$198,863	$46,316

(a)	Under the tax receivable agreement, 85% of the future tax benefit is payable to the Principals.

The exchange by the Principals of a portion of their New Class A Units for 2.4 million shares of Class A common stock in 2009 (see Note 13. Income Taxes: Tax Receivable Agreement) allowed Holdings to make an election to step up our tax basis in accordance with Section 754 of the Code. The amortization expense resulting from this step-up is deductible for tax purposes generally over a 15-year period. Based on the exchange date, in 2009, this election gave rise to a $38.4 million deferred tax asset and a corresponding $32.7 million liability to the Principals under the tax receivable agreement. In 2010, the Principals exchanged 14.4 million shares of the New Class A Units for an equivalent number of Investors’ Class A common stock (see Note 2. Initial Public Offering, Changes in Principals’ Interests and Exchange of New Class A Units: Exchange of New Class A Units). At the time of the exchanges in 2010, an aggregate deferred tax asset of $161.2 million was established for the estimated future tax benefits, resulting from the amortization of the

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

increased tax basis. Of the aggregate $199.6 million deferred tax asset recorded at the time of the exchanges in 2010 and 2009, $169.7 million, representing 85% of the benefits, was recorded in Due under tax receivable agreement, and the remaining 15%, or $29.9 million, was recorded in Additional paid-in capital on the Consolidated Statement of Financial Position. These amounts are adjusted periodically for changes to effective tax rates. Based on several factors, including historical taxable income and current levels of AuM, we believe that it is more likely than not that there will be sufficient annual taxable income to realize the deferred tax asset and, therefore, no valuation allowance is necessary.

A reconciliation between the Federal statutory tax rate of 35% and the effective tax rates are as follows:

	Year Ended December 31,
(in percentages)	2010	2009	2008

Federal statutory rate	35%	35%	35%
State and local, net of Federal benefit, and other	8	7	10
Anticipated amendment to prior year tax returns	—	3	—
Non-controlling interests	(5)	3	—
Permanent differences:
Compensation expenses – fully vested Class B profits interests	—	(49)	—
Compensation expenses – tax receivable agreement	—	(18)	—
De-recognition of deferred tax asset	—	(38)	—
Other, net	2	(1)	2

Total	40%	(58)%	47%

In connection with the filing of our 2008 tax returns, we changed our methodology for apportioning receipts to state jurisdictions. The impact of the change in methodology for 2008, 2007 and 2006 was recorded in the fourth quarter of 2009.

Holdings is subject to New York City UBT, of which a substantial portion is credited against Investors’ tax liability.

As of December 31, 2010, $3.0 million of unrecognized tax benefits, if recognized, would affect the effective tax rate.

A reconciliation of the change in unrecognized tax benefits is as follows:

(in thousands)

Balance, January 1, 2009	$—
Additions (reductions) for tax provisions of prior years	—
Additions based on tax provisions related to current year	3,282
Reductions for settlements with taxing authorities	—
Lapse of statute of limitations	—

Balance, December 31, 2009	3,282
Additions (reductions) for tax provisions of prior years	(308)
Additions based on tax provisions related to current year	—
Reductions for settlements with taxing authorities	—
Lapse of statute of limitations	—

Balance, December 31, 2010	$2,974

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

We believe that the total amount of unrecognized tax benefits will not materially change over the next 12 months.

In 2010, 2009 and 2008, there were no material charges related to interest and penalties for unrecognized tax benefits.

Tax years 2007 to the present are open for examination by Federal, state and local tax authorities. We are currently under examination by New York State tax authorities for the years 2006 through 2008 and by New York City tax authorities for Investment Adviser for the years 2006 and 2007. There are waivers extending the statute of limitations to examine and assess tax on our 2006 New York State and New York City tax returns to September 2011.

Tax Receivable Agreement

Concurrent with IPO, the Principals entered into an exchange agreement with us which provides that they may exchange their New Class A Units for shares of Class A common stock. Holdings has made an election pursuant to Section 754 of the Internal Revenue Code of 1986, as amended, upon such an exchange, to increase the tax basis of its assets. The amortization of the increased basis is available to reduce future taxable income generally over a 15-year period. We entered into a tax receivable agreement with the Principals under which each Principal is entitled to receive 85% of the tax benefits realized by us in our tax returns as a result of the increases in tax basis created by that Principal’s exchange. Amounts due to the Principals under the tax receivable agreement are payable approximately 60 days after we file our income tax returns. Should the deductions resulting from the increased depreciation and amortization be subsequently disallowed by the taxing authorities, we would not be able to recover amounts already paid to the Principals.

In 2009, we recorded compensation expense of $97.9 million representing the present value of the future tax benefits that would have been realized had the Principals exchanged all of their shares at the IPO price, and assuming that we have future taxable income to utilize the increased tax deductions.

Although the tax receivable agreement payments are calculated based on annual tax savings, for 2010, the payments which would have been made pursuant to the tax receivable agreement, if such period was calculated by itself, are estimated to be $5.2 million.

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 14.	Earnings Per Share (“EPS”)

Basic and diluted EPS were calculated using the following:

	Year Ended December 31,
(in thousands)	2010	2009	2008

Net income (loss) attributable to Artio Global Investors – Basic	$83,561	$(378,314)	$61,151

Net income attributable to non-controlling interests(a)	—	—	—
Income tax related to non-controlling interests(a)	—	—	—

Net income (loss) – Diluted	$83,561	$(378,314)	$61,151

Weighted average shares for basic EPS	52,830	42,620	42,000
Dilutive potential shares from exchange of New Class A Units by the Principals(a)	—	—	—
Dilutive potential shares from grants of RSUs(b)	173	—	—

Weighted average shares for diluted EPS	53,003	42,620	42,000

(a)	The potential impact of the exchange of New Class A Units by the Principals, and cancelation of corresponding shares of Class B common stock, for Class A common stock of 7.1 million weighted average shares for 2010 was antidilutive. The exchanges of New Class A Units were antidilutive for 2009.

(b)	The potential impact of an additional 1.8 million granted RSUs was antidilutive for 2010. The RSUs were antidilutive for 2009.

On January 24, 2011, our Board of Directors declared a dividend of $0.06 per share to be paid on February 23, 2011, to holders of record of our Class A and Class C common stock at the close of business on February 14, 2011. To provide funding for the dividend payable to the holders of record of our Class A and Class C common stock, a distribution by Holdings of $0.06 per New Class A Unit will be paid to all members of Holdings, including the Principals.

Note 15.	Leases

We lease office space under non-cancelable agreements that expire in June 2014. Minimum annual rental payments under the lease as of December 31, 2010, are as follows:

Years ending December 31,	(in thousands)

2011	$3,756
2012	3,762
2013	3,762
2014	1,881

$13,161

In addition to the minimum annual rentals, the lease also includes provisions for escalations. The lease provides for a rent holiday and leasehold improvement incentives. These concessions are recognized on a straight-line basis as reductions in rent expense over the term of the lease.

Rent expense was $2.6 million in 2010, $2.5 million in 2009 and $3.3 million in 2008.

In December 2008, we decided not to use a portion of our office space and activity related to the preparation of that space was terminated. We recorded a liability related to this exit activity at fair value in the period in which the liability was incurred. The total liability related to this space is included in Other liabilities on the Consolidated Statement of Financial Position and the amortization of the liability is included in General and administrative on the Consolidated Statement of Operations. In May 2010, Investment Adviser entered into an

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

agreement to sublet a portion of the unused office space. The sublet arrangement did not result in a material additional charge to expense.

The following table represents the liability related to the exit activity discussed above.

(in thousands)

Balance, January 1, 2008	$2,869
2009 disbursements	(889)
Fair value adjustment	622

Balance, December 31, 2009	2,602
2010 disbursements	(1,070)
2010 sublet rent receipts	219
Fair value adjustment	(140)

Balance, December 31, 2010	$1,611

In 2010 and 2009, we reassessed the fair value of the liability based on current market conditions.

Note 16.	Commitments and Contingencies

There are no claims against us that are considered probable or reasonably possible of having a material effect on our cash flows, results of operations or financial position.

Although we may not have an explicit obligation to do so, we have, at our discretion, reimbursed client accounts for certain operational losses incurred.

Note 17.	Segment information

Operations are classified as one segment: investment advisory and management services. Management evaluates performance and allocates resources for the management of each type of investment vehicle on a combined basis. Fees from the largest fund as a percentage of Investment management fees were 26% in 2010, 30% in 2009 and 39% in 2008. Clients are primarily based in the U.S.

Note 18.	Recently Issued Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (the “FASB”) issued an Accounting Standards Update (“ASU”), which defers the effective date of ASC 810.10, Amendments to FASB Interpretation No. 46(R), for companies, such as ours, that have interests in certain investment entities. ASC 810.10 gives additional guidance on determining whether an entity is a variable interest entity and requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity.

In January 2010, the FASB issued an ASU to ASC 820.10, Fair Value Measurements and Disclosures (FAS 157), to improve disclosures about fair value measurements. In 2010, we invested seed money in the Consolidated Investment Products. We have included the expanded disclosure requirements, if applicable in Note 7. Investments, at Fair Value and Investments Sold, Not Yet Purchased by the Consolidated Investment Products, at Fair Value.

Note 19.	Subsequent Events

In January 2011, Holdings increased the capacity of its undrawn revolving credit facility from $50.0 million to $100.0 million.

In February 2011, we adopted a long-term incentive plan (the “LTIP”) under the Plan (see Note 12. Share-Based Payments). Also in February 2011, we granted two million RSUs under the LTIP. They include certain performance and market criteria and have 3-year cliff vesting to the extent targets have been achieved.

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 20.	Selected Quarterly Information (Unaudited)

	2010
(in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter(a)	4th Quarter

Total revenues and other operating income	$85,631	$83,335	$80,930	$85,233
Operating income before income tax expense	45,629	42,645	39,903	45,039
Net income attributable to Artio Global Investors	18,868	18,955	19,999	25,739

Basic EPS, net income (loss) attributable to Artio Global Investors(a)(b)(c)	$0.42	$0.38	$0.34	$0.44
Diluted EPS, net income (loss) attributable to Artio Global Investors(d)	$0.42	$0.38	$0.34	$0.44

Dividends per basic share declared	$0.06	$0.06	$0.06	$0.06

Common stock price per share:
High	$26.50	$25.65	$16.98	$17.70
Low	$22.30	$15.74	$13.70	$12.91
Close	$24.74	$15.74	$15.30	$14.75

(a)	In the second quarter of 2010, each Principal exchanged 7.2 million New Class A Units for 7.2 million shares of our Class A common stock; 4.2 million shares of our Class A common stock were issued to the public in connection with a secondary offering; and the proceeds from the secondary offering were used to purchase and retire 2.1 million shares of our Class A common stock from each Principal.

(b)	In the third quarter of 2010, we purchased and retired 531,200 shares of our Class A common stock.

(c)	In the fourth quarter of 2010, we purchased and retired 468,800 shares of our Class A common stock.

(d)	Second-quarter and fourth-quarter 2010 diluted EPS assumes the full exchange of the Principals’ New Class A Units, and cancelation of corresponding shares of Class B common stock, to shares of Class A common stock and reflects the elimination of non-controlling interests and resulting increase in the effective tax rate.

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	2009
(in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter(a)	4th Quarter

Total revenues and other operating income	$62,527	$70,793	$84,488	$89,584
Operating income (loss) before income tax expense(a)	6,003	10,604	(298,304)	53,169
Net income (loss) attributable to Artio Global Investors(a)	3,045	5,354	(412,423)	25,710

Basic EPS, net income (loss) attributable to Artio Global Investors(a)	$0.07	$0.13	$(9.81)	$0.58
Diluted EPS, net income (loss) attributable to Artio Global Investors(a)(b)(d)	$0.07	$0.13	$(9.81)	$0.56

Dividends per basic share declared(e)	$0.33	$—	$4.83	$—

Common stock price per share(c):
High	N/A	N/A	$27.25	$26.54
Low	N/A	N/A	$25.50	$22.66
Close	N/A	N/A	$26.15	$25.49

N/A – Not applicable

(a)	The third quarter of 2009 includes non-recurring compensation charges of $313.8 million in connection with the IPO.

(b)	RSUs were granted in connection with the IPO in the third quarter of 2009. The RSUs were anti-dilutive for both the third and fourth quarters of 2009.

(c)	On September 29, 2009, we completed an IPO of 25.0 million shares of Class A common stock.

(d)	Fourth-quarter 2009 diluted EPS assumes the full exchange of the Principals’ New Class A Units, and cancelation of corresponding shares of Class B common stock, to shares of Class A common stock and reflects the elimination of non-controlling interests and resulting increase in the effective tax rate.

(e)	Represents dividends declared prior to the IPO.

Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the total for the year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

Item 9A. Controls and Procedures.

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

Management’s Report on Internal Control Over Financial Reporting and KPMG LLP’s Report of Independent Registered Public Accounting Firm are included in Item 8 of Part II, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information relating to our executive officers and directors, including our audit committee and audit committee financial experts and the procedures by which stockholders can recommend director nominees, and our executive officers will be in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 6, 2011, which will be filed within 120 days of the end of our fiscal year ended December 31, 2010, (“2011 Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation.

Information required by this item will be in the 2011 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be in the 2011 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be in the 2011 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by this item will be in the 2011 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this Report:

1)  Consolidated Financial Statements
i)   Consolidated Statements of Financial Position as of December 31, 2010 and 2009
ii)  Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008

iii)	Consolidated Statements of Changes in Equity for the years ended December 31, 2010, 2009 and 2008
iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008
v)	Notes to Consolidated Financial Statements

(b) Exhibit Index:

Exhibit
Number	Description

3.1	Form of Amended and Restated Certificate of Incorporation of Artio Global Investors Inc. (incorporated by reference to Amendment No. 7 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 3.1).

3.2	Form of Amended and Restated Bylaws of Artio Global Investors Inc. (incorporated by reference to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 3.2).

4.1	Form of Class A common stock certificate (incorporated by reference to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 4.1.).

10.1	Form of Amended and Restated Limited Liability Company Agreement of Artio Global Holdings LLC (incorporated by reference to Amendment No. 7 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 10.1).

10.2	Form of Registration Rights Agreement (incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 10.2).

10.3	Form of Exchange Agreement (incorporated by reference to Amendment No. 7 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 10.3).

10.4	Form of Tax Receivable Agreement (incorporated by reference to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 10.4.).

10.5	Form of Transition Services Agreement among Julius Baer Group Ltd., Bank Julius Baer & Co. Ltd. and Artio Global Management LLC (incorporated by reference to Amendment No. 7 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 10.5).

10.6	Julius Baer Holding Ltd. Shareholders Agreement (incorporated by reference to Amendment No. 7 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 10.7).

10.7	Form of Younes Shareholders Agreement (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 10.8).

10.8	Form of Employment Agreement with Richard Pell (incorporated by reference to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 10.9.).

10.9	Form of Employment Agreement with Glen Wisher (incorporated by reference to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 10.10).

10.10	Form of Employment Agreement with Francis Harte (incorporated by reference to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 10.11).

10.11	Form of Employment Agreement with Tony Williams (incorporated by reference to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 10.12).

10.12	Form of Employment Agreement with Rudolph-Riad Younes (incorporated by reference to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 10.13).

10.13	Form of Stock Repurchase Agreement (incorporated by reference to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 10.14).

10.14	Form of Pell Shareholders Agreement (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 10.15).

10.15	Artio Global Investors Inc. 2009 Stock Incentive Plan (incorporated by reference to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 10.16).

10.16	Artio Global Investors Inc. Management Incentive Plan (incorporated by reference to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 10.17).

10.17	Forms of Restricted Stock Unit Award Agreements under the Artio Global Investors Inc. 2009 Stock Incentive Plan (incorporated by reference to Amendment No. 7 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 10.18).

10.18	Form of Independent Director Stock Award Agreement under the Artio Global Investors Inc. 2009 Stock Incentive Plan (incorporated by reference to Amendment No. 7 to the Company’s Registration Statement on Form S-1/A (File No. 333-149178) Exhibit 10.19).

10.19	Credit Facility dated as of September 4, 2009 among Artio Global Holdings LLC, the Guarantors party thereto and Bank of America, N.A., as Administrative Agent and L/C Issuer and the other lenders party thereto (incorporated by reference to Amendment No. 7 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 10.20).

10.20	Form of Indemnification Agreement (incorporated by reference to Amendment No. 7 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 10.21).

10.21	Form of Indemnification and Co-operation Agreement between Artio Global Management LLC and Julius Baer Holding Ltd. (incorporated by reference to Amendment No. 7 to the Company’s Registration Statement on Form S-1/A (File No. 333-149178) Exhibit 10.22).

21	Subsidiaries of the Company (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1/A (File No. 333-149178) Exhibit 21).

23.1	Consent of KPMG LLP

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTIO GLOBAL INVESTORS INC.

By:	/s/ Francis Harte
Name:     Francis Harte

Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Date: February 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Richard Pell Richard Pell	Director, Chairman, Chief Executive Officer and Chief Investment Officer (Principal Executive Officer)	February 25, 2011

/s/ Glen Wisher Glen Wisher	Director, President	February 25, 2011

/s/ Elizabeth Buse Elizabeth Buse	Director	February 25, 2011

/s/ Duane Kullberg Duane Kullberg	Director	February 25, 2011

/s/ Francis Ledwidge Francis Ledwidge	Director	February 25, 2011