Form 10-Q
period 2011-03-31
Artio Global Investors Inc.
filed 2011-05-06
CIK 1419178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
☒ Yes  ☐ No
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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No
As of April 30, 2011, there were 59,584,681 shares outstanding of the registrant’s Class A common stock, par value $0.001 per share, Class B common stock, par value $0.001 per share and Class C common stock, par value $0.01 per share.

Artio Global Investors Inc.
1   Artio Global Investors Inc. First Quarter 2011 Form 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Consolidated Statements of Financial Position
(Unaudited)

	As of
(in thousands, except for share amounts)	March 31, 2011	December 31, 2010

ASSETS
Cash and cash equivalents	$71,774	$80,043
Investments, at fair value:
Artio Global funds held for deferred compensation and other investments	13,635	10,405
Investments owned by the Consolidated Investment Products	36,461	24,642
Fees receivable and accrued fees, net of allowance for doubtful accounts	51,940	54,373
Deferred taxes	196,153	198,863
Income taxes receivable	11,314	8,586
Other assets	13,686	11,535

Total assets	$394,963	$388,447

LIABILITIES AND EQUITY
Debt:
Term loan	$51,000	$55,500
Due to prime broker by the Consolidated Investment Products	5,405	1,959
Accrued compensation and benefits	12,697	39,256
Accounts payable and accrued expenses	6,228	7,761
Investments sold, not yet purchased by the Consolidated Investment Products, at fair value	4,494	1,288
Accrued income taxes payable	14,118	4,749
Due under tax receivable agreement	162,092	167,058
Other liabilities	6,827	4,593

Total liabilities	262,861	282,164

Commitments and contingencies (Note 11)

Class A common stock (500,000,000 shares authorized, 2011 – 41,628,837 shares issued and outstanding; 2010 – 41,552,328 shares issued and outstanding)	42	42
Class B common stock (50,000,000 shares authorized, 2011 and 2010 – 1,200,000 shares issued and outstanding)	1	1
Class C common stock (210,000,000 shares authorized, 2011 and 2010 – 16,755,844 shares issued and outstanding)	168	168
Additional paid-in capital	617,725	613,065
Accumulated deficit	(491,219)	(509,629)

Total stockholders’ equity	126,717	103,647
Non-controlling interests in Holdings	1,744	1,505
Non-controlling interests in the Consolidated Investment Products	3,641	1,131

Total equity	132,102	106,283

Total liabilities and equity	$394,963	$388,447

See accompanying notes to unaudited consolidated financial statements.
Artio Global Investors Inc. First Quarter 2011 Form 10-Q   2

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share information)	2011	2010
Revenues and other operating income:
Investment management fees	$81,776	$85,287
Net gains on funds held for deferred compensation	419	321
Foreign currency gains (losses)	(18)	23

Total revenues and other operating income	82,177	85,631

Expenses:
Employee compensation and benefits	28,018	25,169
Shareholder servicing and marketing	4,865	4,548
General and administrative	10,172	10,285

Total expenses	43,055	40,002

Operating income before income tax expense	39,122	45,629
Non-operating income (loss):
Interest income:
Investments of the Consolidated Investment Products	567	—
Other investments	—	1
Interest expense	(526)	(661)
Net gains (losses):
Investments of the Consolidated Investment Products	351	—
Other investments	181	(1)
Other income (loss)	(8)	—

Total non-operating income (loss)	565	(661)

Income before income tax expense	39,687	44,968
Income taxes	16,751	14,767

Net income	22,936	30,201
Net income attributable to non-controlling interests in Holdings	769	11,333
Net income attributable to non-controlling interests in the Consolidated Investment Products	135	—

Net income attributable to Artio Global Investors	$22,032	$18,868

Per share information:
Basic net income attributable to Artio Global Investors	$0.38	$0.42

Diluted net income attributable to Artio Global Investors	$0.38	$0.42

Weighted average shares used to calculate per share information:
Basic	58,354	44,460

Diluted	58,404	44,629

Dividends per basic share declared	$0.06	$0.06

See accompanying notes to unaudited consolidated financial statements.
3   Artio Global Investors Inc. First Quarter 2011 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
(Unaudited)

								Non-
								controlling
								Interests in
	Class A	Class B	Class C					the
	Common	Common	Common				Non-	Consoli-
	Stock	Stock	Stock	Additional	Retained	Stock-	controlling	dated
(in thousands, except	(par value	(par value	(par value	Paid-in	Earnings	holders’	Interests in	Investment	Total
per share information)	$0.001)	$0.001)	$0.01)	Capital	(Deficit)	Equity	Holdings	Products	Equity
Balance as of January 1, 2010	$28	$15	$168	$586,956	$(580,275)	$6,892	$(2,911)		$3,981
Net income	—	—	—	—	18,868	18,868	11,333		30,201
Share-based payments:
Amortization	—	—	—	3,418	—	3,418	—		3,418
Forfeiture	—	—	—	(13)	—	(13)	—		(13)
RSU dividend equivalents	—	—	—	137	(137)	—	—		—
Distribution to non-controlling interests	—	—	—	—	—	—	(936)		(936)
Cash dividends paid ($0.06 per share)	—	—	—	—	(2,669)	(2,669)	—		(2,669)

Balance as of March 31, 2010	$28	$15	$168	$590,498	$(564,213)	$26,496	$7,486		$33,982

Balance as of January 1, 2011	$42	$1	$168	$613,065	$(509,629)	$103,647	$1,505	$1,131	$106,283
Net income	—	—	—	—	22,032	22,032	769	135	22,936
Share-based payments:
Directors’ awards	—	—	—	71	—	71	—	—	71
Amortization	—	—	—	4,470	—	4,470	—	—	4,470
RSU dividend equivalents	—	—	—	119	(119)	—	—	—	—
Capital contributions from non-controlling interests	—	—	—	—	—	—	—	2,375	2,375
Distribution to non-controlling interests	—	—	—	—	—	—	(530)	—	(530)
Cash dividends paid ($0.06 per share)	—	—	—	—	(3,503)	(3,503)	—	—	(3,503)

Balance as of March 31, 2011	$42	$1	$168	$617,725	$(491,219)	$126,717	$1,744	$3,641	$132,102

See accompanying notes to unaudited consolidated financial statements.
Artio Global Investors Inc. First Quarter 2011 Form 10-Q   4

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2011	2010
Cash flows from operating activities:
Net income	$22,936	$30,201
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	629	676
Deferred compensation	1,723	723
Share-based compensation	4,541	3,405
Deferred income taxes	2,710	(513)
Interest accrued on investments and accretion and amortization of discount and premium	(268)	—
Gains on investments	(951)	(321)
Changes in assets and liabilities:
Purchase of investments owned by the Consolidated Investment Products	(30,279)	—
Proceeds from sales or maturities of investments owned by the Consolidated Investment Products	22,285	—
Due to prime broker by the Consolidated Investment Products	3,446	—
Fees receivable and accrued fees, net of allowance for doubtful accounts	2,433	1,847
Income taxes receivable	(2,728)	(686)
Other assets	(2,041)	(844)
Accrued compensation and benefits	(28,282)	(21,305)
Accounts payable and accrued expenses	(1,515)	(1,970)
Accrued income taxes payable	9,369	6,989
Due under tax receivable agreement	(4,966)	—
Other liabilities	2,234	(338)

Net cash provided by operating activities	1,276	17,864

Cash flows from investing activities:
Purchase of Artio Global funds held for deferred compensation and other investments	(7,700)	(3,608)
Proceeds from sales or maturities of Artio Global funds held for deferred compensation and other investments	5,070	3,585
Purchase of fixed assets	(739)	(330)

Net cash used in investing activities	(3,369)	(353)

Cash flows from financing activities:
Repayments of borrowing under term credit facility	(4,500)	—
Distributions paid to non-controlling interests in Holdings	(530)	(936)
Contributions from non-controlling interests in the Consolidated Investment Products	2,375	—
Cash dividends paid	(3,503)	(2,669)

Net cash used in financing activities	(6,158)	(3,605)

Effect of exchange rates on cash	(18)	23

Net increase (decrease) in cash and cash equivalents	(8,269)	13,929
Cash and cash equivalents:
Beginning of period	80,043	60,842

End of period	$71,774	$74,771

Cash paid during period for:
Income taxes, net of refunds	$7,412	$9,138
Interest expense	808	498

See accompanying notes to unaudited consolidated financial statements.
5   Artio Global Investors Inc. First Quarter 2011 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Background and Basis of Presentation
Artio Global Investors Inc. (“Investors” or the “Company”) and subsidiaries (collectively, “we,” “us” or “our”) comprises Investors and its four subsidiaries, Artio Global Holdings LLC (“Holdings”), an intermediate holding company, Artio Global Management LLC (“Investment Adviser”), a registered investment adviser under the Investment Advisers Act of 1940, Artio Global Institutional Services LLC (“AGIS”), and Artio Alpha Investment Funds, LLC (“Alpha,” the consolidated investment vehicle that includes the Artio Global Credit Opportunities Fund). We refer to the consolidated investment vehicles as the “Consolidated Investment Products.” As of March 31, 2011, Holdings was approximately 98% owned by Investors, 1% owned by Richard Pell, our Chairman, Chief Executive Officer and Chief Investment Officer (“Pell”), and 1% owned by Rudolph-Riad Younes, our Head of International Equity (“Younes,” together with Pell, the “Principals”). The Principals’ interests are reflected in the consolidated financial statements as non-controlling interests. Investment Adviser and Artio Global Institutional Services LLC are wholly owned subsidiaries of Holdings. As of March 31, 2011, Alpha was 85% owned by Holdings as a result of a seed money investment and the remaining 15% was owned by employees.
Investment Adviser is our primary operating entity and provides investment management services to institutional and mutual fund clients. It manages and advises the Artio Global Funds (the “Funds”), which are primarily U.S. registered investment companies; commingled institutional investment vehicles; separate accounts; sub-advisory accounts; and the Consolidated Investment Products. A substantial portion of our assets under management (“AuM”) are invested outside of the U.S. Our clients are primarily U.S.-based.
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
As part of the preparation of the interim consolidated financial statements, we performed an evaluation of subsequent events occurring after the Consolidated Statement of Financial Position date of March 31, 2011, through to the date the interim consolidated financial statements were issued.
These statements should be read in conjunction with our consolidated financial statements and related notes as of December 31, 2010, and for the three years then ended, included in our 2010 Annual Report on Form 10-K.
Artio Global Investors Inc. First Quarter 2011 Form 10-Q   6

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 2. Stockholders’ Equity
The table below sets forth the number of shares of Class A, Class B and Class C common stock issued and outstanding as of March 31, 2011.

	Class A	Class B	Class C
(in thousands)	Common Stock	Common Stock	Common Stock
As of December 31, 2009	27,659	15,600	16,756
Activity:
Exchange by the Principals(a)	14,400	(14,400)	—
Shares issued to the public(b)	4,209	—	—
Repurchase from the Principals(b)	(4,209)	—	—
Share repurchase program(c)	(1,000)	—	—
Restricted stock units vested	485	—	—
Shares issued to the independent directors(d)	8	—	—

As of December 31, 2010(e)	41,552	1,200	16,756
Restricted stock units vested	72	—	—
Shares issued to independent directors(d)	5	—	—

As of March 31, 2011(e)	41,629	1,200	16,756

(a)	Represents the issuance of 7.2 million shares of Class A common stock to each of the Principals upon exchange of an equivalent number of non-voting member interests in Holdings (“New Class A Units”) in 2010. Upon the exchange of New Class A Units for Class A common stock, corresponding shares of Class B common stock were canceled.

(b)	Represents the 4.2 million shares of Class A common stock that were issued to the public in connection with a synthetic secondary offering (the “secondary offering”) in 2010, including 0.4 million shares issued to the underwriters in connection with exercising a portion of their option to purchase additional shares of Class A common stock, and which were subsequently repurchased and retired by us with the net proceeds.

(c)	In July 2010, our Board of Directors authorized a share repurchase program of up to 1.0 million shares of our common stock. As of December 31, 2010, we have purchased and retired 1.0 million shares of our common stock under this repurchase program. In December 2010, our Board of Directors authorized a share repurchase program of up to 3.0 million shares of our common stock, which will expire on December 31, 2013. As of March 31, 2011, we have not repurchased any shares under this program.

(d)	Represents the 8,376 shares of fully-vested Class A common stock (subject to transfer restrictions) that were awarded to our independent directors in 2010 and 4,520 shares of fully-vested Class A common stock (subject to transfer restrictions) that were awarded to an independent director in the first quarter of 2011.

(e)	The table does not reflect 1.9 million in 2010 and 4.3 million in the first quarter of 2011 of unvested restricted stock units (see Note 8. Share-Based Payments) awarded to certain employees, each of which represents the right to receive one share of Class A common stock upon vesting.
Note 3. Consolidated Investment Products
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
We have a controlling financial interest in the Consolidated Investment Products, which are therefore included in our consolidated financial statements. The assets and liabilities of the Consolidated Investment Products are included in their respective accounts in the Consolidated Statement of Financial Position, and the results of operations are included in Non-operating income (loss) in the Consolidated Statement of Operations.
7   Artio Global Investors Inc. First Quarter 2011 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
A condensed consolidating statement of financial position as of March 31, 2011, including balances attributable to the Consolidated Investment Products, is as follows:

				Artio Global
		Consolidated		Investors Inc. and
	Before	Investment		Subsidiaries
(in thousands)	Consolidation (a)	Products	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$71,020	$754	$—	$71,774
Investments, at fair value	13,635	36,461	—	50,096
Investment in the Consolidated Investment Products	20,695		(20,695)	—
Other assets	272,106	987	—	273,093

Total assets	$377,456	$38,202	$(20,695)	$394,963

Liabilities and Equity:
Debt	$51,000	$5,405	$—	$56,405
Investments sold, not yet purchased by the Consolidated Investment Products, at fair value	—	4,494	—	4,494
Other liabilities	197,995	3,967	—	201,962

Total liabilities	248,995	13,866	—	262,861

Members’ equity		24,336	(24,336)	—
Common stock	211		—	211
Additional paid-in capital	617,725		—	617,725
Retained earnings (deficit)	(491,219)		—	(491,219)

Total stockholders’ equity	126,717	24,336	(24,336)	126,717
Non-controlling interests	1,744		3,641	5,385

Total equity	128,461	24,336	(20,695)	132,102

Total liabilities and equity	$377,456	$38,202	$(20,695)	$394,963

(a)	Represents Artio Global Investors Inc. and subsidiaries with the investment in the Consolidated Investment Products accounted for under the equity method.
Artio Global Investors Inc. First Quarter 2011 Form 10-Q   8

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
A condensed consolidating statement of financial position as of December 31, 2010, including balances attributable to the Consolidated Investment Products, is as follows:

				Artio Global
		Consolidated		Investors Inc. and
	Before	Investment		Subsidiaries
(in thousands)	Consolidation (a)	Products	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$79,232	$811	$—	$80,043
Investments, at fair value	10,405	24,642	—	35,047
Investment in the Consolidated Investment Products	19,912	—	(19,912)	—
Other assets	273,107	250	—	273,357

Total assets	$382,656	$25,703	$(19,912)	$388,447

Liabilities and Equity:
Debt	$55,500	$1,959	$—	$57,459
Investments sold, not yet purchased by the Consolidated Investment Products, at fair value	—	1,288	—	1,288
Other liabilities	222,004	1,413	—	223,417

Total liabilities	277,504	4,660	—	282,164

Members’ equity		21,043	(21,043)	—
Common stock	211		—	211
Additional paid-in capital	613,065		—	613,065
Retained earnings (deficit)	(509,629)		—	(509,629)

Total stockholders’ equity	103,647	21,043	(21,043)	103,647
Non-controlling interests	1,505		1,131	2,636

Total equity	105,152	21,043	(19,912)	106,283

Total liabilities and equity	$382,656	$25,703	$(19,912)	$388,447

(a)	Represents Artio Global Investors Inc. and subsidiaries with the investment in the Consolidated Investment Products accounted for under the equity method.
9   Artio Global Investors Inc. First Quarter 2011 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
A condensed consolidating statement of operations for the three months ended March 31, 2011, including amounts attributable to the Consolidated Investment Products, is as follows:

				Artio Global
		Consolidated		Investors Inc. and
	Before	Investment		Subsidiaries
(in thousands)	Consolidation (a)	Products	Eliminations	Consolidated
Total revenues and other operating income	$82,177	$—	$—	$82,177
Total expenses	43,055	—	—	43,055

Operating income before income tax expense	39,122	—	—	39,122
Non-operating income (loss):
Equity in earnings of the Consolidated Investment Products	783		(783)	—
Interest income	—	567	—	567
Interest expense	(526)	—	—	(526)
Net gains on investments	181	351	—	532
Other income	(8)	—	—	(8)

Total non operating income (loss)	430	918	(783)	565

Income before income tax expense	39,552	918	(783)	39,687
Income taxes	16,751	—	—	16,751

Net income	22,801	918	(783)	22,936
Net income attributable to non-controlling interests	769	—	135	904

Net income, excluding non-controlling interests	$22,032	$918	$(918)	$22,032

(a)	Represents Artio Global Investors Inc. and subsidiaries with the investment in the Consolidated Investment Products accounted for under the equity method.
We did not have amounts attributable to the Consolidated Investment Products for the three months ended March 31, 2010.
Artio Global Investors Inc. First Quarter 2011 Form 10-Q   10

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 4. Related Party Activities
We engage in transactions with our mutual funds and with affiliates of our former parent, GAM Holding AG (“GAM”), a Swiss corporation.
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

	Three Months Ended March 31,
(in thousands)	2011	2010
Funds’ investment management fees	$46,470	$48,900
Sub-advisory investment management fees on GAM-sponsored funds	641	592

Fees receivable related to investment management fees are included in Fees receivable and accrued fees, net of allowance for doubtful accounts in the Consolidated Statement of Financial Position as follows:

	As of
	March 31,	December 31,
(in thousands)	2011	2010
Funds’ investment management fees	$15,546	$15,850
Sub-advisory investment management fees on GAM-sponsored funds	710	802

Tax Receivable Agreement
We have a tax receivable agreement that shares certain tax benefits with our Principals. Although the payments under the tax receivable agreement are calculated based on annual tax savings, for the three months ended March 31, 2011, the payments which would have been made pursuant to the tax receivable agreement, if such period was calculated by itself, are estimated to be $1.9 million.
Other Related Party Transactions
Investors manages, at no cost to the plans, the assets of the non-contributory qualified defined contribution retirement plan, which covers most employees, and the supplemental non-qualified defined contribution plan sponsored by Investors.
11   Artio Global Investors Inc. First Quarter 2011 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 5. Investments, at Fair Value and Investments Sold, Not Yet Purchased by the Consolidated Investment Products, at Fair Value
Investments as of March 31, 2011, and December 31, 2010, consist of the following:

	As of
	March 31,	December 31,
(in thousands)	2011	2010
Artio Global funds held for deferred compensation and other investments:
Artio Global Funds	$12,113	$9,069
Equity securities	1,502	1,317
Other	20	19

Total Artio Global funds held for deferred compensation and other investments	$13,635	$10,405

Investments owned by the Consolidated Investment Products:
Equity securities	$3,854	$3,142
Fixed income investments:
Corporate bonds	25,420	17,075
Term loans	6,974	4,425
Asset backed securities	213	—

Total investments owned by the Consolidated Investment Products	$36,461	$24,642

Investments sold, not yet purchased by the Consolidated Investment Products:
Equity securities	$(211)	$(62)
Corporate bonds	(4,283)	(1,226)

Total investments sold, not yet purchased by the Consolidated Investment Products	$(4,494)	$(1,288)

Net gains (losses) for the three months ended March 31, 2011 and 2010, are as follows:

	Three months ended March 31,
(in thousands)	2011	2010
Net gains on Artio Global funds held for deferred compensation	$419	$321
Less: Net gains (losses) on Artio Global funds held for deferred compensation sold	829	(50)

Unrealized gains (losses) on Artio Global funds held for deferred compensation	$(410)	$371

Net gains on investments of the Consolidated Investment Products	$351
Less: Net gains on investments of the Consolidated Investment Products sold	582

Unrealized losses on investments of the Consolidated Investment Products	$(231)

Net gains (losses) on other investments	$181	$(1)
Less: Net gains on other investments sold	122	—

Unrealized gains (losses) on other investments	$59	$(1)

Artio Global Investors Inc. First Quarter 2011 Form 10-Q   12

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The Consolidated Investment Products’ investment income, including income from derivative contracts, is recorded in Non-operating income (loss): Net gains (losses): Investments of the Consolidated Investment Products in the Consolidated Statement of Operations and is derived from the following investment categories:

Three months
ended
(in thousands)	March 31, 2011
Equity securities	$94
Fixed income investments:
Corporate bonds	405
Term loans	23
Credit default swaps	(148)
Foreign exchange forward contracts	(20)
Options	(1)
Other	(2)

Total	$351

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
13   Artio Global Investors Inc. First Quarter 2011 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Our investments as of March 31, 2011, and December 31, 2010, are valued using prices as follows:

			Level 2	Level 3
			Other	Significant
		Level 1	Observable	Unobservable
(in thousands)	Total	Quoted Prices	Inputs	Inputs
As of March 31, 2011:
Artio Global funds held for deferred compensation and other investments:
Artio Global Funds	$12,113	$12,113	$—	$—
Equity securities	1,502	1,502	—	—
Other investments	20	—	—	20

Total Artio Global funds held for deferred compensation and other investments	$13,635	$13,615	$—	$20

Investments owned by the Consolidated Investment Products:
Equity securities	$3,854	$2,713	$986	$155
Fixed income investments:
Corporate bonds	25,420	—	25,420	—
Term loans	6,974	—	6,341	633
Asset-backed securities	213	—	213	—

Total investments owned by the Consolidated Investment Products	$36,461	$2,713	$32,960	$788

Investments sold, not yet purchased by the Consolidated Investment Products:
Equity securities	$(211)	$(211)	$—	$—
Fixed income investments:
Corporate bonds	(4,283)	—	(4,283)	—

Total investments sold, not yet purchased by the Consolidated Investment Products	$(4,494)	$(211)	$(4,283)	$—

As of December 31, 2010:
Artio Global funds held for deferred compensation and other investments:
Artio Global Funds	$9,069	$9,069	$—	$—
Equity securities	1,317	1,317	—	—
Other investments	19	—	—	19

Total Artio Global funds held for deferred compensation and other investments	$10,405	$10,386	$—	$19

Investments owned by the Consolidated Investment Products:
Equity securities	$3,142	$2,367	$629	$146
Fixed income investments:
Corporate bonds	17,075	—	17,075	—
Term loans	4,425	—	3,470	955

Total investments owned by the Consolidated Investment Products	$24,642	$2,367	$21,174	$1,101

Investments sold, not yet purchased by the Consolidated Investment Products:
Equity securities	$(62)	$(62)	$—	$—
Fixed income investments:
Corporate bonds	(1,226)	—	(1,226)	—

Total investments sold, not yet purchased by the Consolidated Investment Products	$(1,288)	$(62)	$(1,226)	$—

Derivative contracts, which are included in Other assets and Other liabilities in the Consolidated Statement of Financial Position, are valued using Level 2 inputs.
Artio Global Investors Inc. First Quarter 2011 Form 10-Q   14

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
There were no transfers between Level 1 and Level 2 securities.
Significant changes in Level 3 securities are as follows:

As of
(in thousands)	March 31, 2011
Equity investments owned by the Consolidated Investment Products:
Beginning of period	$146
Net gains (losses) during the period	9

End of period	$155

Equity investments – total gains for the period attributable to the change in unrealized gains or losses relating to assets still held as of March 31, 2011	$9

Term loan investments owned by the Consolidated Investment Products:
Beginning of period	$955
Purchases	571
Sales	(758)
Transfers to level 2	(118)
Net gains (losses) during the period	(17)

End of period	$633

Term loan investments – total gains for the period attributable to the change in unrealized gains or losses relating to assets still held as of March 31, 2011	$6

Unrealized gains are included in Non-operating income (loss): Net gains (losses): Investments of the Consolidated Investment Products in the Consolidated Statement of Operations.
Note 6. Derivative Contracts
The Consolidated Investment Products employ credit default swaps and foreign exchange contracts as part of their trading strategies and are accounted for as trading products.

	Notional/Nominal Amount as of
(in thousands)	March 31, 2011	December 31, 2010
Credit default swaps	$5,700	$5,200
Foreign exchange forward contracts	9,156	2,582
Spot contracts	413	—
Options	10,500	—

During the three months ended March 31, 2011, we had an average notional amount outstanding of $8.5 million related to foreign exchange forward contracts and $5.0 million related to credit default swaps.
15   Artio Global Investors Inc. First Quarter 2011 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Fair value of derivative contracts as of March 31, 2011, and December 31, 2010, is as follows:

	Assets		Liabilities
	Statement of		Statement of
	Financial		Financial
(in thousands)	Position Location	Fair Value	Position Location	Fair Value
As of March 31, 2011:
Credit default swaps	Other assets	$3	Other liabilities	$95
Foreign exchange forward contracts	Other liabilities	1	Other liabilities	5
Options	Other assets	132

As of December 31, 2010:
Credit default swaps	Other assets	$21	Other assets	$107
Foreign exchange forward contracts			Other liabilities	58

Please see Note 5. Investments, at Fair Value and Investments Sold, Not Yet Purchased by the Consolidated Investment Products, at Fair Value for income from derivative contracts that is included in investment income by investment categories.
Note 7. Debt
Term Loan
In September 2009, Holdings entered into a $110.0 million credit facility consisting of a $60.0 million three-year term credit facility and a $50.0 million three-year revolving credit facility. In January 2011, Holdings increased the capacity of its undrawn revolving credit facility from $50.0 million to $100.0 million.
In October 2009, Holdings borrowed $60.0 million under the term credit facility. The interest rate associated with the $60.0 million borrowing was 3.31% (LIBOR plus 300 basis points) as of March 31, 2011. The amortization schedule requires quarterly principal payments of $4.5 million in both years two and three, which began on December 31, 2010, with a final payment of $24.0 million at maturity. As of March 31, 2011, $51.0 million is outstanding under the term credit facility. Holdings has made no borrowings under the revolving credit facility.
The covenants in the credit facility agreement require compliance with certain financial ratios. As of March 31, 2011, Holdings was in compliance with all such debt covenants.
Due to Prime Broker
The Consolidated Investment Products employ leverage to finance its investments. Interest is payable on such loans at the Fed Funds rate plus a range of 40 to 125 basis points. The loans are collateralized by securities held by the Consolidated Investment Products.
Artio Global Investors Inc. First Quarter 2011 Form 10-Q   16

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 8. Share-Based Payments
Activity under the Artio Global Investors Inc. 2009 Stock Incentive Plan (the “Plan”) was as follows:

Units/Shares
Available for grant at inception	9,700,000
Restricted stock units (“RSUs”) granted and unvested as of March 31, 2011	(2,233,970)
RSUs vested as of March 31, 2011	(552,044)
RSU dividend equivalents unvested as of March 31, 2011	(34,913)
RSU dividend equivalents vested as of March 31, 2011	(5,098)
Fully-vested restricted stock granted to independent directors	(27,539)
Long-term incentive program RSUs granted and unvested as of March 31, 2011	(2,042,467)
Long-term incentive program RSU dividend equivalents unvested as of March 31, 2011	(7,932)

Available for grant as of March 31, 2011	4,796,037

Certain of the RSUs we have granted have service conditions, while other awards contain both a service condition and either a performance or market condition.
Awards Having Only Service Conditions
A summary of RSU activity under the Plan for the three months ended March 31, 2011 and 2010, follows:

	Weighted-Average
	Grant Date Fair		RSU Dividend
	Value(a)	Number of RSUs	Equivalents
Granted and unvested as of December 31, 2010		1,856,997	27,225
Grants:
RSUs	$14.81	450,976
Dividend equivalents			8,789
Vesting:
RSUs	23.58	(70,974)
Dividend equivalents			(1,044)
Forfeitures:
RSUs	25.48	(3,029)
Dividend equivalents			(57)

Granted and unvested as of March 31, 2011		2,233,970	34,913

Granted and unvested as of December 31, 2009		2,146,758	—
Grants:
RSUs	$23.58	215,398
Dividend equivalents			5,704
Vesting:
RSUs	26.25	(74,500)
Forfeitures:
RSUs	26.25	(500)

Granted and unvested as of March 31, 2010		2,287,156	5,704

(a)	Weighted-average grant date fair value for grants is based on the closing price on the grant date.
Compensation expense related to awards with only service conditions is recognized using a straight-line method over the requisite service period (generally over a three- or five-year period from the date of the grant for the entire award), unless an award meets retirement eligibility requirements, if applicable. Compensation expense related to the amortization of RSU grants is included in Employee compensation and benefits in the Consolidated Statement
17   Artio Global Investors Inc. First Quarter 2011 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
of Operations and was $3.5 million for the three months ended March 31, 2011, and $3.4 million for the three months ended March 31, 2010.
Awards Having Additional Performance or Market Conditions

	Number of	LTIP RSU Dividend
	LTIP RSUs	Equivalents
Granted and unvested as of December 31, 2010	—	—
Grants:
Unvested long-term incentive program RSUs granted to certain officers and employees	2,042,467
Dividend equivalents		7,932

Granted and unvested as of March 31, 2011	2,042,467	7,932

During the three months ended March 31, 2011, we adopted a long-term incentive program (the “LTIP”). Awards issued pursuant to the LTIP were in the form of RSU’s and within the overall Plan. Awards granted under the LTIP contain either a performance- or market-based condition in addition to a service requirement. The conditions of the performance-based awards correspond with the responsibilities of the individual recipient and are either linked to investment performance or sales targets, while the conditions associated with the market-based awards relate to increasing the price/earnings multiple of our Class A common stock as compared to our peer group. The awards have 3-year cliff vesting to the extent the performance or market conditions are achieved. The fair value of the awards with performance conditions is based on the expected outcome of the performance target and is amortized over the 3-year service period. In some cases, the performance targets may be set on an annual basis and communicated to the employee after the initial grant date. In such cases, the amortization period begins when the performance targets are set and communicated. The assumptions used by management to derive the fair value of the performance-based awards will be reviewed on a quarterly basis. Any changes to the fair value of such awards will be reflected within compensation expense. The fair value of the awards with market conditions was determined at grant date and is being amortized over the 3-year service period. As the awards contain market-based conditions, the entire expense will be recognized unless the service condition is not met.
Compensation expense related to the LTIP RSU grants is included in Employee compensation and benefits in the Consolidated Statement of Operations and was $1.0 million for the three months ended March 31, 2011. There was no LTIP during the three months ended March 31, 2010.
Note 9. Income Taxes
A summary of the provisions for income taxes is as follows:

	Three Months Ended March 31,
(in thousands)	2011	2010
Current:
Federal	$10,746	$10,713
State and local	3,295	4,567

Total	14,041	15,280

Deferred:
Federal	1,672	(368)
State and local	1,038	(145)

Total	2,710	(513)

Income tax expense	$16,751	$14,767

Tax years 2007 to the present are open for examination by Federal, state and local tax authorities. We are currently under examination by New York State tax authorities for the years 2006 through 2008 and by New York City tax authorities for Investment Adviser for the years 2006 and 2007. There are waivers to extend our 2006 New York State and New York City tax years to September 2011.
Artio Global Investors Inc. First Quarter 2011 Form 10-Q   18

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
A reconciliation between the Federal statutory tax rate of 35% and the effective tax rates is as follows:

	Three Months Ended March 31,
(in percentages)	2011	2010
Federal statutory rate	35%	35%
State and local, net of Federal benefit, and other	6	9
Non-controlling interests	(1)	(11)
Permanent differences:
Other	2	—

Total	42%	33%

Note 10. Earnings Per Share (“EPS”)
Basic and diluted EPS from continuing operations were calculated using the following:

	Three Months Ended March 31,
(in thousands)	2011	2010
Net income attributable to Artio Global Investors – Basic	$22,032	$18,868

Net income attributable to non-controlling interests(a)	—	—
Income tax related to non-controlling interests(a)	—	—

Net income – Diluted	$22,032	$18,868

Weighted average shares for basic EPS	58,354	44,460
Dilutive potential shares from exchange of New Class A Units by the Principals(a)	—	—
Dilutive potential shares from grants of RSUs(b)	50	169

Weighted average shares for diluted EPS	58,404	44,629

(a)	The potential impact of the exchange of New Class A Units by the Principals, and cancelation of corresponding shares of Class B common stock, for Class A common stock of 1.2 million weighted average shares for the three months ended March 31, 2011, and 15.6 million weighted average shares for the three months ended March 31, 2010, was antidilutive.

(b)	The potential impact of an additional 2.1 million granted RSUs for the three months ended March 31, 2011, and an additional 1.7 million granted RSUs for the three months ended March 31, 2010, was antidilutive.
On April 25, 2011, our Board of Directors declared a dividend of $0.06 per share to be paid on May 25, 2011, to holders of record of our Class A and Class C common stock at the close of business on May 11, 2011. To provide funding for the dividend payable to the holders of record of our Class A and Class C common stock, a distribution by Holdings of $0.06 per New Class A Unit will be paid to all members of Holdings, including the Principals.
Note 11. Commitments and Contingencies
There are no claims against us that are considered probable or reasonably possible of having a material effect on our cash flows, results of operations or financial position.
Although we may not have an explicit legal obligation to do so, we have, at our discretion, reimbursed client accounts for certain operational losses incurred.
Note 12. Subsequent Events
In April 2011, AGIS was licensed as a broker-dealer. Certain distribution activities currently conducted by Investment Adviser will henceforth be conducted by AGIS.
19   Artio Global Investors Inc. First Quarter 2011 Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).
Introduction
Artio Global Investors Inc. (“Investors” or the “Company”) and subsidiaries (collectively, “we,” “us” or “our”) comprises Investors and its four subsidiaries, Artio Global Holdings LLC (“Holdings”), an intermediate holding company, Artio Global Management LLC (“Investment Adviser”), a registered investment adviser under the Investment Advisers Act of 1940, Artio Global Institutional Services LLC (formerly known as Artio Capital Management LLC) and Artio Alpha Investment Funds, LLC (“Alpha,” the consolidated investment vehicle that includes the Artio Global Credit Opportunities Fund). We refer to the consolidated investment vehicles as the “Consolidated Investment Products.” As of March 31, 2011, Holdings was approximately 98% owned by Investors, 1% owned by Richard Pell, our Chairman, Chief Executive Officer and Chief Investment Officer (“Pell”), and 1% owned by Rudolph-Riad Younes, our Head of International Equity (“Younes,” together with Pell, the “Principals”). The Principals’ interests are reflected in the Consolidated Financial Statements as non-controlling interests. Investment Adviser and Artio Global Institutional Services LLC are wholly owned subsidiaries of Holdings. As of March 31, 2011, Alpha was 85% owned by Holdings as a result of a seed money investment and the remaining 15% was owned by employees.
Our MD&A is provided in addition to the accompanying consolidated financial statements and footnotes to assist readers in understanding our results of operations and liquidity and capital resources. The MD&A is organized as follows:
•	General Overview. Beginning on page 21, we provide a summary of our overall business and the economic environment.
•	Key Performance Indicators. Beginning on page 22, we discuss some of the operating and financial indicators that guide management’s review of our performance.
•	Assets Under Management. Beginning on page 24, we provide a detailed discussion of our assets under management (“AuM”), which is a major driver of our operating revenues and key performance indicators.
•	Revenues and Other Operating Income. Beginning on page 28, we compare our revenue and other operating income to the corresponding period a year ago.
•	Operating Expenses. Beginning on page 29, we compare our operating expenses to the corresponding period a year ago.
•	Non-operating Income (Loss). Beginning on page 29, we compare our non-operating income (loss) to the corresponding period a year ago.
•	Income Taxes. Beginning on page 30, we compare our effective tax rates to the corresponding period a year ago.
•	Liquidity and Capital Resources. Beginning on page 30, we discuss our working capital as of March 31, 2011, and December 31, 2010, and cash flows for the first three months of 2011 and 2010. Also included is a discussion of the amount of financial capacity available to help fund our future activities.
•	Cautionary Note Regarding Forward-Looking Statements. Beginning on page 32, we describe the risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements set forth in this Form 10-Q relating to our financial results, operations, business plans and prospects. Such forward-looking statements are based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances.
Artio Global Investors Inc. First Quarter 2011 Form 10-Q   20

General Overview
Business
We are an asset management company that provides investment management services to institutional and mutual fund clients. We manage and advise proprietary funds; commingled institutional investment vehicles; institutional separate accounts; sub-advisory accounts; and the Consolidated Investment Products. While our operations are based principally in the U.S. and our clients are primarily U.S.-based, a substantial portion of our AuM are invested outside of the U.S. Historically, our distribution activities have been primarily focused within North America. During the first quarter of 2011, we opened an office in London, England, to expand our distribution activities to Europe and the Middle East. Our revenues are primarily billed in U.S. dollars and are calculated based on the U.S. dollar value of the investment assets we manage for clients, which can fluctuate with changes in foreign currency exchange rates. As of March 31, 2011, 76% of our AuM were exposed to currencies other than the U.S. dollar. Consequently, changes in foreign currency exchange rates may have a material impact on our revenues. Our expenses are primarily billed and paid in U.S. dollars and not significantly impacted by foreign currency exchange rates, although certain of our shareholder servicing expenses are driven by the average daily market value of proprietary fund AuM and therefore, indirectly impacted by foreign currency exchange rates.
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
The first quarter of 2011 was a period marked by significant global events. Protest movements and uprisings in the Middle East and North Africa were initially ignited by the revolt in Tunisia. This unrest spread to Egypt with protests leading to the resignation of that nation’s President and the announcement of a new interim constitution. Elsewhere in the region, fighting in Libya, anti-government demonstrations in Bahrain, Yemen and Syria continues to unfold. The quarter also witnessed the devastating effects of the Japanese earthquake and tsunami and the ongoing crisis with the country’s nuclear reactors.
Against these world events, financial markets were resilient. With few exceptions, equity markets posted positive returns, with developed markets outpacing emerging markets. Japanese equities posted negative returns for the quarter, but did regain part of the lost ground by quarter’s end. Despite ongoing sovereign debt worries, Europe, across both developed and emerging markets outperformed the rest of the world. The euro was off to a solid start to the year, advancing by approximately 5.8% versus the U.S. dollar, providing added benefit to U.S. dollar-based investors holding euro-denominated investments. Near the end of the quarter, Europe’s parliament approved the formation of a permanent European Stability Mechanism (“ESM”) which goes into effect in mid-2013. This ESM will make loans to fiscally strained governments under strict conditions. This was met with a second downgrade to Portugal in March by Standard & Poor’s, who cited fears that the country may have to restructure its debt and force bond holders to accept losses after 2013. Greece was also pushed lower into junk status by the rating agency. At the end of the quarter, Ireland agreed to inject up to 24 billion euros into four of its banks, serving as a reminder that the sovereign debt crisis is far from over. Elsewhere, emerging Asian markets exhibited lackluster returns driven primarily by declines in India, Taiwan and the Philippines. However, from a low in February, India managed to recover a large portion of its declines at the end of March. Concerns over mounting inflationary pressures within the Asia region, met with interest rate hikes in China and India, depressed returns for most of the quarter. Within fixed income markets, global high yield products exceeded their investment grade counterparts, although the pace of outperformance began to slow in March.
21   Artio Global Investors Inc. First Quarter 2011 Form 10-Q

Key Performance Indicators
Our management reviews our performance on a monthly basis, focusing on the indicators described below.

	Three Months Ended March 31,
(in millions, except basis points, percentages and per share amounts)	2011	2010
Operating indicators
AuM at end of period	$51,328	$56,417
Average AuM for period(a)	52,659	54,711
Net client cash flows	(3,230)	95

Financial indicators
Investment management fees	82	85
Effective fee rate (basis points)(b)	63.0	63.2
Adjusted operating income(c)	42	49
Adjusted operating margin(d)	50.8%	57.0%
EBITDA(c)	44	50
EBITDA margin(d)	53.8%	58.1%
Adjusted compensation ratio(c)(e)	30.9%	25.7%
Adjusted net income attributable to Artio Global Investors(c)	24	27
Diluted earnings per share	$0.38	$0.42
Adjusted diluted earnings per share(f)	$0.41	$0.46

(a)	Average AuM for a period is computed on the beginning-of-first-month balance and all end-of-month balances within the period.

(b)	The effective fee rate is computed by dividing annualized investment management fees (normalized for the number of days in the period) by average AuM for the period.

(c)	See the “Adjusted Performance Measures” section of this MD&A for reconciliations of Employee compensation and benefits to Adjusted compensation; Operating income before income tax expense to Adjusted operating income; Net income attributable to Artio Global Investors to Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”); and Net income attributable to Artio Global Investors to Adjusted net income attributable to Artio Global Investors.

(d)	Adjusted operating and EBITDA margins are calculated by dividing Adjusted operating income and EBITDA by Total revenues and other operating income.

(e)	Calculated as Adjusted compensation(c) divided by Total revenues and other operating income.

(f)	Adjusted diluted earnings per share is calculated by dividing Adjusted net income attributable to Artio Global Investors by Adjusted weighted average diluted shares (see the “Adjusted Performance Measures” section of this MD&A).
Operating Indicators
Our revenues are driven by the amount and composition of our AuM, as well as by our fee structure. As a result, management closely monitors our AuM. We believe average AuM is important as most of our fees are calculated based on daily or monthly AuM, rather than quarter-end balances of AuM.
Net client cash flows represent sales either to new clients or existing clients, less redemptions. Our net client cash flows are driven primarily by the performance of our investment strategies relative to their respective benchmark and/or peers, absolute levels of performance, competitiveness of our fee rates, the success of our marketing and client service efforts, and the state of the overall equity and fixed income markets. In addition, our net client cash flows reflect client-specific actions, such as portfolio rebalancing or decisions to change investment portfolio managers. Our net client cash outflows of $3.2 billion in the three months ended March 31, 2011, include gross client cash outflows of $5.5 billion that in our view reflect a variety of contributing factors, including underperformance in our International Equity strategies, client rebalancing decisions, asset reallocations, and clients adopting a different investment approach.
As of March 31, 2011, AuM of $51.3 billion had decreased 9% from March 31, 2010, as market appreciation was more than offset by net client cash outflows.
Industry commentators have recently identified several industry trends that may affect our client cash flows in the future, including: growing interest from U.S. institutions in cross-border investing across asset classes; growing
Artio Global Investors Inc. First Quarter 2011 Form 10-Q   22

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
While the strength of financial markets seen in second half of 2010 continued into the first quarter of 2011, renewed concerns over sovereign debt within the eurozone and the sustainability of the global economic recovery may continue to support a cautious stance by investors, impacting the level of equity search activity in 2011. In addition, underperformance in our International Equity strategies may continue to negatively impact our net client cash flows.
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
Our effective fee rate of 63.0 basis points for the three months ended March 31, 2011, decreased slightly compared to the corresponding period in 2010.
Our Adjusted operating income and EBITDA margins in the three months ended March 31, 2011, decreased compared to the corresponding period in 2010, as expenses increased while revenue decreased. Although the economic events since the latter part of 2008 severely impacted our business in the last few years, we continued to generate strong Adjusted operating income and EBITDA margins, which we believe reflects the strength of our franchise and the variability of a portion of our expense base.
Adjusted Performance Measures
Certain of our financial indicators are adjusted versions of balances in our consolidated financial statements and are not prepared in conformity with GAAP. We believe these adjusted financial indicators are meaningful as they are more representative of our ongoing organizational structure. We exclude the amortization expense associated with equity awards granted to employees at the time of our initial public offering (“IPO”) in 2009. We have adjusted Income taxes to reflect the appropriate effective tax rate for each period after taking into consideration this non-GAAP adjustment. We also present Adjusted net income attributable to Artio Global Investors per diluted share, which assumes the full exchange of our Principals’ non-controlling interests for Class A common stock at the beginning of each period presented. These adjustments are reflected in Adjusted operating income, Adjusted operating margin, EBITDA, EBITDA margin, Adjusted compensation ratio, Adjusted net income attributable to Artio Global Investors and Adjusted diluted earnings per share.
23   Artio Global Investors Inc. First Quarter 2011 Form 10-Q

The following table provides reconciliations of Employee compensation and benefits to Adjusted compensation, Operating income before income tax expense to Adjusted operating income, Net income attributable to Artio Global Investors to EBITDA, and Net income attributable to Artio Global Investors to Adjusted net income attributable to Artio Global Investors.

	Three Months Ended March 31,
(in millions)	2011	2010
Employee compensation and benefits	$28	$25
Less compensation adjustments:
Amortization expense of IPO-related restricted stock unit grants	3	3

Total compensation adjustments	3	3

Adjusted compensation	$25	$22

Operating income before income tax expense	$39	$46
Add: total compensation adjustments	3	3

Adjusted operating income	$42	$49

Net income attributable to Artio Global Investors	$22	$19
Add: net income attributable to non-controlling interests	—	11
Add: income taxes	17	15
Add: amortization of share-based compensation	4	3
Add: interest expense, net	—	1
Add: depreciation and amortization	1	1

EBITDA	$44	$50

Net income attributable to Artio Global Investors	$22	$19
Add: net income attributable to non-controlling interests	—	11
Add: total compensation adjustments	3	3
Tax impact of adjustments	(1)	(6)

Adjusted net income attributable to Artio Global Investors	$24	$27

Weighted average diluted shares	58	45
Adjusted weighted average diluted shares(a)	60	60

(a)	Adjusted weighted average diluted shares assumes that the Principals had exchanged all of their non-voting Class A member interests in Holdings (“New Class A Units”) for Class A common stock.
Assets under Management (“AuM”)
Changes to our AuM, the distribution of our AuM among our investment products and investment strategies, and the effective fee rates on our products, all affect our operating results from one period to another.
The amount and composition of our AuM are, and will continue to be, influenced by a variety of factors including, among other things:
•	investment performance, including our investment decisions and fluctuations in both the financial markets and foreign currency exchange rates;

•	client cash flows into and out of our investment products;

•	the mix of AuM among our various strategies; and

•	our introduction or closure of investment strategies and products.
Artio Global Investors Inc. First Quarter 2011 Form 10-Q   24

Our core investment strategies are:
•	International Equity;

•	Global Equity;

•	U.S. Equity;

•	High Grade Fixed Income; and

•	High Yield.
Investors have invested in our strategies through the investment vehicles set forth in the following table.
The following table sets forth a summary of our AuM by investment vehicle type as of March 31, 2011 and 2010.

	As of March 31,		As a % of AuM as of March 31,
(in millions, except percentages)	2011	2010	2011	2010

Proprietary Funds(a)
A shares	$7,073	$7,851
I shares(b)	15,781	16,900

Total	22,854	24,751	44.5%	43.9%
Institutional commingled funds	9,374	9,256	18.3	16.4
Separate accounts	14,768	17,786	28.8	31.5
Sub-advisory accounts	4,332	4,624	8.4	8.2

Ending AuM	$51,328	$56,417	100.0%	100.0%

(a)	Proprietary Funds include both SEC-registered funds and private offshore funds. SEC-registered mutual funds within our proprietary funds are: Artio International Equity Fund; Artio International Equity Fund II; Artio Total Return Bond Fund; Artio Global High Income Fund; Artio Global Equity Fund Inc.; Artio U.S. Microcap Fund; Artio U.S. Midcap Fund; Artio U.S. Multicap Fund; and Artio U.S. Smallcap Fund.

(b)	Amounts invested in private offshore funds are categorized as “I” shares.
The different fee structures associated with each type of investment vehicle make the composition of our AuM an important determinant of the investment management fees we earn. We typically earn higher effective investment management fee rates from our proprietary funds and institutional commingled funds as compared to our separate and sub-advised accounts.
25   Artio Global Investors Inc. First Quarter 2011 Form 10-Q

The following table sets forth the changes in AuM by investment vehicle type.

	Three Months Ended March 31,
(in millions, except percentages)	2011	2010	% Change
Proprietary Funds:
Beginning AuM	$23,013	$24,482	(6)%
Gross client cash inflows	1,788	2,021	(12)
Gross client cash outflows	(2,473)	(1,995)	(24)

Net client cash flows	(685)	26	*
Transfers between investment vehicles	—	—	—

Total client cash flows	(685)	26	*
Market appreciation	526	243	116

Ending AuM	22,854	24,751	(8)

Institutional Commingled Funds:
Beginning AuM	9,236	9,198	—
Gross client cash inflows	153	302	(49)
Gross client cash outflows	(424)	(262)	(62)

Net client cash flows	(271)	40	*
Transfers between investment vehicles	210	—	—

Total client cash flows	(61)	40	*
Market appreciation	199	18	*

Ending AuM	9,374	9,256	1

Separate Accounts:
Beginning AuM	16,801	17,854	(6)
Gross client cash inflows	135	418	(68)
Gross client cash outflows	(2,240)	(567)	*

Net client cash flows	(2,105)	(149)	*
Transfers between investment vehicles	(210)	—	—

Total client cash flows	(2,315)	(149)	*
Market appreciation	282	81	*

Ending AuM	14,768	17,786	(17)

Sub-advisory Accounts:
Beginning AuM	4,357	4,459	(2)
Gross client cash inflows	151	313	(52)
Gross client cash outflows	(320)	(135)	(137)

Net client cash flows	(169)	178	(195)
Transfers between investment vehicles	—	—	—

Total client cash flows	(169)	178	(195)
Market appreciation (depreciation)	144	(13)	*

Ending AuM	4,332	4,624	(6)

Total AuM:
Beginning AuM	53,407	55,993	(5)
Gross client cash inflows	2,227	3,054	(27)
Gross client cash outflows	(5,457)	(2,959)	(84)

Net client cash flows	(3,230)	95	*
Transfers between investment vehicles	—	—	—

Total client cash flows	(3,230)	95	*
Market appreciation	1,151	329	*

Ending AuM	$51,328	$56,417	(9)

*Calculation not meaningful.
Artio Global Investors Inc. First Quarter 2011 Form 10-Q   26

Net client cash flows across all investment vehicles decreased $3.3 billion during the three months ended March 31, 2011, compared to the corresponding period in 2010, mainly as a result of:
•	a $1.3 billion increase in our International Equity II strategy’s net client cash outflows;

•	a $1.1 billion increase in our International Equity I strategy’s net client cash outflows;

•	a $0.8 billion decrease in our High Yield strategy’s net client cash inflows; and

•	a $0.3 billion decrease in our Global Equity strategy’s net client cash inflows.
Market appreciation for the three months ended March 31, 2011, compared to the corresponding period in 2010, was primarily attributable to the following strategies:

	Three Months Ended March 31,
(in millions, except percentages)	2011	2010	% Change
Market appreciation (depreciation):
International Equity I	$347	$60	*	%
International Equity II	451	(12)	*
Other strategies	353	281	26

Total market appreciation	$1,151	$329	*

*Calculation not meaningful.
The MSCI AC World ex USA Index increased 3.4% during the three months ended March 31, 2011, and increased by 1.6% during the three months ended March 31, 2010. In the three months ended March 31, 2011, the gross performances of our International Equity I and International Equity II strategies each trailed the index by 1.2%. In the three months ended March 31, 2010, the gross performances of our International Equity I strategy trailed the index by 1.0% and our International Equity II strategy trailed the index by 1.5%.
Absolute returns for our International Equity strategies and the index were positive for the first quarter of 2011, as the major international indices moved higher with the exception of Japan. The euro staged a solid recovery and contributed to Europe’s strong showing in U.S. dollar terms. The returns of our International Equity strategies trailed the index for the full quarter, but relative underperformance was narrowed in the month of March as the strategies outperformed. Returns for the quarter were negatively impacted by stock selection decisions in developed markets, primarily within the financial and consumer discretionary sectors, and to a lesser extent, sector allocation within developed markets, mainly the underweight to financials and overweight to materials. The underweight to Japan and positioning within emerging markets positively impacted results.
Proprietary Funds
Net client cash flows related to proprietary funds decreased $0.7 billion during the three months ended March 31, 2011, compared to the corresponding period in 2010, mainly as a result of:
•	a $0.4 billion decrease in our Global High Income Fund’s net client cash inflows;

•	a $0.1 billion increase in our International Equity I Fund’s net client cash outflows; and

•	a $0.1 billion increase in our International Equity II Fund’s net client cash outflows.
Institutional Commingled Funds
Net client cash flows related to institutional commingled funds decreased $0.3 billion during the three months ended March 31, 2011, compared to the corresponding period in 2010, mainly as a result of:
•	a $0.1 billion increase in our International Equity I vehicles’ net client cash outflows; and

•	a $0.1 billion increase in our International Equity II vehicles’ net client cash outflows.
27   Artio Global Investors Inc. First Quarter 2011 Form 10-Q

Separate Accounts
Net client cash flows related to separate accounts decreased $2.0 billion during the three months ended March 31, 2011, compared to the corresponding period in 2010, mainly as a result of:
•	a $0.9 billion increase in our International Equity II strategy’s net client cash outflows;

•	a $0.8 billion increase in our International Equity I strategy’s net client cash outflows;

•	a $0.2 billion decrease in our High Yield strategy’s net client cash flows, as the three months ended March 31, 2011, had net client cash outflows compared to net client cash inflows in the three months ended March 31, 2010; and

•	a $0.2 billion decrease in our Global Equity strategy’s net client cash inflows, partially offset by:
•	a $0.1 billion increase in our High Grade Fixed Income strategy’s net client cash flows as the three months ended March 31, 2011, had net client cash inflows compared to net client cash outflows in the three months ended March 31, 2010.
Sub-advisory Accounts
Net client cash flows related to sub-advised accounts decreased $0.3 billion during the three months ended March 31, 2011, compared to the corresponding period in 2010, mainly as a result of:
•	a $0.2 billion decrease in our High Yield strategy’s net client cash inflows; and

•	a $0.2 billion increase in our International Equity II strategy’s net client cash outflows.
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
The following table sets forth average AuM, the effective fee rate and Total revenues and other operating income for the three months ended March 31, 2011.

	Three Months Ended March 31,
(in thousands, except for Average AuM, effective fee rate and percentages)	2011	2010	% Change
Average AuM (in millions)	$52,659	$54,711	(4)%

Effective fee rate (basis points)	63.0	63.2	(0.2	)bp

Investment management fees	$81,776	$85,287	(4)%
Net gains on funds held for deferred compensation	419	321	31
Foreign currency gains (losses)	(18)	23	(178)

Total revenues and other operating income	$82,177	$85,631	(4)

Total revenues and other operating income decreased by $3.5 million for the three months ended March 31, 2011, compared to the corresponding period in 2010, due primarily to a 4% decline in average AuM.
There were no performance fees in the three months ended March 31, 2011 and 2010.
Artio Global Investors Inc. First Quarter 2011 Form 10-Q   28

Operating Expenses

	Three Months Ended March 31,
(in thousands, except percentages)	2011	2010	% Change

Employee compensation and benefits	$28,018	$25,169	11%
Shareholder servicing and marketing	4,865	4,548	7
General and administrative	10,172	10,285	(1)

Total operating expenses	$43,055	$40,002	8

Operating expenses increased by $3.1 million for the three months ended March 31, 2011, compared to the corresponding period in 2010, mainly due to higher incentive compensation and higher shareholder servicing costs.
Employee Compensation and Benefits
Employee compensation and benefits increased $2.8 million for the three months ended March 31, 2011, compared to the corresponding period in 2010, due primarily to an increase in incentive compensation accruals, increased amortization expense of prior year deferred incentive compensation awards, accruals associated with our new long-term incentive program, and an increase in salary and benefit costs resulting from our decision to selectively increase headcount during 2010.
Shareholder Servicing and Marketing
Shareholder servicing and marketing expenses increased $0.3 million for the three months ended March 31, 2011, compared to the corresponding period in 2010, due primarily to higher platform charges, partially offset by lower marketing expenses.
General and Administrative
General and administrative expenses were relatively unchanged as compared to the corresponding period in 2010.
Non-operating Income (Loss)
Non-operating income (loss) primarily results from income on the Consolidated Investment Products and interest expense incurred on borrowings under our term credit facility. The following table sets forth Non-operating income (loss).

	Three Months Ended March 31,
(in thousands, except percentages)	2011	2010	% Change
Interest income:
Investments of the Consolidated Investment Products	$567	$—	*	%
Other investments	—	1	(100)
Interest expense	(526)	(661)	20
Net gains on investments of the Consolidated Investment Products	351	—	*
Net gains (losses) on other investments	181	(1)	*
Other income	(8)	—	—

Total non-operating income (loss)	$565	$(661)	185

*   Calculation not meaningful.
We recorded non-operating income for the three months ended March 31, 2011, compared to a non-operating loss in the corresponding period in 2010, primarily due to net gains on investments and interest income of the Consolidated Investment Products, and lower interest expense on our borrowing under our term credit facility, resulting from the partial pay-down of the debt.
29   Artio Global Investors Inc. First Quarter 2011 Form 10-Q

Income Taxes
Investors is organized as a Delaware corporation, and therefore is subject to U.S. Federal, state and local income taxes. As a member of Holdings, Investors incurs U.S. Federal, state and local income taxes on its allocable share of income of Holdings, including its wholly owned subsidiaries.
Our effective tax rates were 42% for the three months ended March 31, 2011, and 33% for the three months ended March 31, 2010. For tax purposes, the Principals, through their member interests, are taxed on their share of Holdings’ income. Accordingly, we do not account for the U.S. Federal and state income taxes on the income of Holdings allocable to the Principals’ member interests. As of March 31, 2011, the Principals’ non-controlling interests in Holdings are approximately 2% and as of March 31, 2010, the Principals’ non-controlling interests were approximately 26% and as a result, our effective tax rate is higher in 2011.
Our effective tax rate would have been approximately 43% for the three months ended March 31, 2011, had the Principals exchanged all of their New Class A Units at the beginning of the period.
Liquidity and Capital Resources
Working Capital
Below is a table showing our liquid assets.

	As of March 31,	As of December 31,
(in thousands, except percentages)	2011	2010	% Change
Cash and cash equivalents	$71,774	$80,043	(10)%
Less: cash held by the Consolidated Investment Products	(754)	(811)	7

	71,020	79,232	(10)

Fees receivable and accrued fees, net of allowance for doubtful accounts	51,940	54,373	(4)

Total liquid assets	$122,960	$133,605	(8)

In the first quarter of 2011, we paid $5.0 million to our principals under the tax receivable agreement, repaid $4.5 million in borrowings under our term credit facility and paid 2010 incentive compensation awards, which were accrued during 2010. Our term credit facility requires quarterly principal payments of $4.5 million for two years, which began in December 2010, with a final payment of $24.0 million at maturity in 2012. We expect to make seed capital investments of up to an aggregate of $30.0 million in 2011.
In December 2010, our Board of Directors authorized a share repurchase program of up to 3.0 million shares of our common stock, which will expire on December 31, 2013. As of March 31, 2011, we have not repurchased any shares under this program.
On April 25, 2011, our Board of Directors declared a dividend of $0.06 per share to be paid on May 25, 2011, to holders of record of our Class A and Class C common stock at the close of business on May 11, 2011. To provide funding for the dividend payable to the holders of record of our Class A and Class C common stock, a distribution by Holdings of $0.06 per New Class A Unit will be paid to all members of Holdings, including the Principals.
Our working capital requirements historically have been met through operating cash flows. In the future, we may rely on both our operating cash flows and borrowing facilities to meet our working capital requirements. We believe our current working capital and $100.0 million revolving credit facility are sufficient to meet our current obligations and support our organic growth initiatives. We did not use the revolving credit facility during the three months ended March 31, 2011 or 2010.
The Consolidated Investment Products employ leverage with the goal of enhancing investment returns.
Artio Global Investors Inc. First Quarter 2011 Form 10-Q   30

Debt
In September 2009, Holdings entered into a $110.0 million credit facility consisting of a $60 million three-year term credit facility and a $50.0 million three-year revolving credit facility. In January 2011, Holdings increased the capacity of its revolving credit facility from $50.0 million to $100.0 million. In October 2009, we borrowed $60 million under the term credit facility and began quarterly repayments in December 2010. As of March 31, 2011, we have repaid $9.0 million on our borrowings under the term credit facility.
The credit facility agreement also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends and fundamental corporate changes. As of March 31, 2011, our consolidated leverage ratio was 0.3:1 and our consolidated interest coverage ratio was 79:1, each in compliance with our debt covenants.
Our average outstanding borrowings under the term credit facility were $55.5 million in the quarter ended March 31, 2011. We had no borrowings under the revolving credit facility.
Cash Flows
The following table sets forth our cash flows for the first three months of 2011 and 2010.

	Three Months Ended March 31,
(in thousands, except percentages)	2011	2010	% Change
Cash flow data:
Net cash provided by operating activities	$1,276	$17,864	(93)%
Net cash used in investing activities	(3,369)	(353)	*
Net cash used in financing activities	(6,158)	(3,605)	(71)
Effect of exchange rate changes on cash	(18)	23	(178)

Net increase (decrease) in cash and cash equivalents	$(8,269)	$13,929	(159)

* Calculation not meaningful.
Net cash provided by operating activities decreased $16.6 million in the three months ended March 31, 2011, compared to the corresponding period in 2010, primarily reflecting $5.0 million paid to the Principals under the tax receivable agreement, higher incentive compensation payments, and investment purchases by the Consolidated Investment Products. Since we pay bonuses in the first quarter of the year, it is the period of our highest use of cash.
Net cash used in investing activities increased $3.0 million in the three months ended March 31, 2011, compared to the corresponding period in 2010, primarily reflecting deferred compensation investments.
Net cash used by financing activities increased $2.6 million in the three months ended March 31, 2011, compared to the corresponding period in 2010, primarily a reflecting a $4.5 million repayment of the borrowing under the term credit facility in 2011, partially offset by capital contributions to the Consolidated Investment Products.
Deferred Taxes
The majority of our deferred tax assets are recoverable over a 15-year period and recovery will depend on our ability to generate sufficient taxable income. The step-up in tax basis resulting from the exchanges of New Class A Units resulted in $197.0 million of deferred tax assets, which would require annual average taxable income of $32.8 million (at an estimated effective tax rate of 40%) to be recovered in full. Based on several factors, including historical taxable income and current levels of AuM, we believe that it is more likely than not that there will be sufficient annual taxable income to realize the deferred tax asset and, therefore, no valuation allowance is necessary. We realized $5.8 million of the deferred tax asset in our 2010 income tax return and expect to realize approximately $8.8 million of the deferred tax asset in our 2011 income tax return.
The tax benefits arising from the step-up in tax basis are shared between us and the Principals under a tax receivable agreement. If we are unable to utilize all of the tax benefits from the step-up in tax basis, 85% of the unused amount,
31   Artio Global Investors Inc. First Quarter 2011 Form 10-Q

representing the Principals’ portion of such benefits, will reduce the amounts payable to them, which are classified as Due under tax receivable agreement in the Consolidated Statement of Financial Position, and the remaining 15% will be charged to Income taxes in the Consolidated Statement of Operations.
Off-Balance Sheet Arrangements
The Consolidated Investment Products held credit default swaps, foreign exchange forward contracts and options as of March 31, 2011. As of March 31, 2011, the aggregate notional/nominal amount of credit default swaps and foreign exchange forward contracts and options outstanding was $25.8 million. (See Notes to the Consolidated Financial Statements, Note 6. Derivative Contracts.)
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
Our 2010 Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 25, 2011 (“Form 10-K”), pursuant to the provisions of the Securities Act of 1934, listed various important factors that could cause actual results to differ materially from projected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You can find them in our Form 10-K under the heading “Risk Factors.” We incorporate that section of the Form 10-K in this filing and readers of this Report on Form 10-Q should refer to it. It is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.
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
Our AuM was $51.3 billion as of March 31, 2011. Assuming a 10% increase or decrease in the value of the AuM and the change being proportionally distributed over all our products, the fair value would increase or decrease by
Artio Global Investors Inc. First Quarter 2011 Form 10-Q   32

$5.1 billion, which would cause an annualized increase or decrease in Total revenues and other operating income of approximately $32.3 million at our current effective fee rate.
We have not adopted a corporate-level risk management policy regarding the hedging of client assets, nor have we historically attempted to hedge revenue risks that would arise from fluctuations in the fair value of separate client portfolios or our overall AuM.
Investments
We are subject to market risk from a decline in the price of investments that we own to fund future deferred compensation liabilities, as well as from changes in the price of investments held by the Consolidated Investment Products. As of March 31, 2011, the securities we own to fund future deferred compensation liabilities consisted of Artio Global Funds. Management regularly monitors the value of these investments; however, given their nature and relative size, we have not adopted a specific risk management policy to manage the associated market risk. Gains or losses on investments that we own to manage future deferred compensation liabilities correlate with related adjustments to compensation expense over the service period of the deferred compensation.
As of March 31, 2011, the securities owned by the Consolidated Investment Products, net of investments sold, not yet purchased, consisted primarily of equity securities, corporate bonds, term loans and asset-backed securities. The fair value of these investments was $32.0 million as of March 31, 2011. Assuming a 10% increase or decrease in the values of these investments, the fair value would increase or decrease by $3.2 million as of March 31, 2011.
Exchange Rate Risk
A substantial portion of the accounts that we advise, or sub-advise, hold investments that are exposed to currencies other than the U.S. dollar. These client portfolios may hold currency forwards or other derivative instruments. The fair value of these investments and instruments are affected by movements in the rate of exchange between the U.S. dollar and the underlying foreign currency. Such movements in exchange rates affect the fair value of assets held in accounts we manage, thereby affecting the amount of revenue we earn. The fair value of the assets we manage was $51.3 billion as of March 31, 2011. The U.S. dollar fair value of AuM would decrease, with an increase in the value of the U.S. dollar, or increase, with a decrease in the value of the U.S. dollar. Our exposure to foreign currencies may change significantly on a daily basis, therefore, our average daily foreign currency exposure may be significantly different than at period end. A 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of the AuM by $3.9 billion, which would cause an annualized increase or decrease in Total revenues and other operating income of $24.6 million. As of March 31, 2011, approximately 76% of our AuM had exposure to currencies other than the U.S. dollar.
The composition of the exposure within our AuM approximates:

As of
March 31, 2011
Euro	17%
British pound	12
Japanese yen	8
Hong Kong dollar	7
Canadian dollar	5
Other (representing approximately 40 currencies)	27

76%

The investments held as of March 31, 2011, were primarily denominated in U.S. dollars. The investments held in relation to the deferred compensation plan include Artio Global Funds whose underlying assets are primarily non-dollar denominated. The effect of a 10% change in exchange rates on such securities would not have a material effect on the financial statements.
33   Artio Global Investors Inc. First Quarter 2011 Form 10-Q

Interest Rate Risk
The Consolidated Investment Products and certain of the accounts we advise or sub-advise own fixed income securities. Further, from time to time, we may invest our excess cash balances in short-term U.S. government fixed income securities. Interest rate changes affect the fair value of such investments or the revenue we earn from them.
Assuming a 100 basis point increase or decrease in interest rates, we estimate that the value of the fixed income securities we manage or sub-advise would change by approximately $405.9 million. The impact of such changes would not be material to our revenues or net income.
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
Item 1A. Risk Factors.
Our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2011 (“Form 10-K”), contains a section entitled “Risk Factors.” We incorporate that section of the Form 10-K in this filing and readers should refer to it.
Artio Global Investors Inc. First Quarter 2011 Form 10-Q   34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Investors’ share repurchase activity for each of the three months in the period ended March 31, 2011, was as follows:

			Total Number of	Approximate Shares
			Shares Purchased	that May Yet be
	Total Number of		as Part of Publicly	Purchased Under
	Shares	Average Price Paid	Announced Plans	the Plans or
Period	Repurchased(a)	Per Share	or Programs(a)	Programs(a)
January 1, 2011 through January 31, 2011	—	$—	—	3,000,000
February 1, 2011 through February 28, 2011	—	—	—	3,000,000
March 1, 2011 through March 31, 2011	—	—	—	3,000,000

For the quarter ended March 31, 2011	—	—	—	3,000,000

(a)	In December 2010, our Board of Directors authorized a share repurchase program of up to 3.0 million shares of our common stock, which expires on December 31, 2013. As of March 31, 2011, we have not repurchased any shares under this program.
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
35   Artio Global Investors Inc. First Quarter 2011 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on May 6, 2011.

Artio Global Investors Inc.
By:	/s/ Francis Harte
	Name:	Francis Harte
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Artio Global Investors Inc. First Quarter 2011 Form 10-Q   36