Form 10-Q
period 2011-06-30
Artio Global Investors Inc.
filed 2011-08-08
CIK 1419178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of July 31, 2011, there were 41,651,126 shares outstanding of the registrant’s Class A common stock, par value $0.001 per share, 1,200,000 shares outstanding of the registrant’s Class B common stock, par value $0.001 per share and 16,755,844 shares outstanding of the registrant’s Class C common stock, par value $0.01 per share.

Artio Global Investors Inc.
1   Artio Global Investors Inc. Second Quarter 2011 Form 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Consolidated Statements of Financial Position
(Unaudited)

	As of
(in thousands, except for share amounts)	June 30, 2011	December 31, 2010

ASSETS
Cash and cash equivalents	$68,808	$80,043
Investments, at fair value:
Artio Global funds held for deferred compensation	11,840	9,069
Investments owned by the Consolidated Investment Products, and other seed money investments	69,238	25,959
Fees receivable and accrued fees, net of allowance for doubtful accounts	48,566	54,373
Deferred taxes	196,417	198,863
Income taxes receivable	12,106	8,586
Other assets	12,682	11,554

Total assets	$419,657	$388,447

LIABILITIES AND EQUITY
Debt:
Term loan	$46,500	$55,500
Due to prime broker by the Consolidated Investment Products	3,827	1,959
Accrued compensation and benefits	21,311	39,256
Accounts payable and accrued expenses	7,224	7,761
Investments sold, not yet purchased by the Consolidated Investment Products, at fair value	5,086	1,288
Accrued income taxes payable	3,698	4,749
Due under tax receivable agreement	162,092	167,058
Other liabilities	6,602	4,593

Total liabilities	256,340	282,164

Commitments and contingencies (Note 11)

Common stock:
Class A common stock (500,000,000 shares authorized, 2011 – 41,651,126 shares issued and outstanding; 2010 – 41,552,328 shares issued and outstanding)	42	42
Class B common stock (50,000,000 shares authorized, 2011 and 2010 – 1,200,000 shares issued and outstanding)	1	1
Class C common stock (210,000,000 shares authorized, 2011 and 2010 – 16,755,844 shares issued and outstanding)	168	168
Additional paid-in capital	622,988	613,065
Accumulated deficit	(473,970)	(509,629)

Total stockholders’ equity	149,229	103,647
Non-controlling interests in Holdings	1,632	1,505
Non-controlling interests in the Consolidated Investment Products	12,456	1,131

Total equity	163,317	106,283

Total liabilities and equity	$419,657	$388,447

See accompanying notes to unaudited consolidated financial statements.
Artio Global Investors Inc. Second Quarter 2011 Form 10-Q   2

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,
(in thousands, except per share information)	2011	2010
Revenues and other operating income:
Investment management fees	$78,209	$83,841
Net losses on funds held for deferred compensation	(56)	(461)
Foreign currency losses	(2)	(45)

Total revenues and other operating income	78,151	83,335

Expenses:
Employee compensation and benefits	25,812	24,647
Shareholder servicing and marketing	5,163	5,598
General and administrative	10,357	10,445

Total expenses	41,332	40,690

Operating income before income tax expense	36,819	42,645
Non-operating income (loss):
Interest income – the Consolidated Investment Products	728	—
Interest expense	(501)	(659)
Net losses – the Consolidated Investment Products and other seed money investments	(290)	—
Expenses of the Consolidated Investment Products and other seed money investments	(93)	—
Other income	—	11

Total non-operating loss	(156)	(648)

Income before income tax expense	36,663	41,997
Income taxes	14,869	15,892

Net income	21,794	26,105
Net income attributable to non-controlling interests in Holdings	719	7,150
Net loss attributable to non-controlling interests in the Consolidated Investment Products	(75)	—

Net income attributable to Artio Global Investors	$21,150	$18,955

Per share information:
Basic net income attributable to Artio Global Investors	$0.36	$0.38

Diluted net income attributable to Artio Global Investors	$0.36	$0.38

Weighted average shares used to calculate per share information:
Basic	58,393	49,425

Diluted	58,577	60,323

Dividends per basic share declared	$0.06	$0.06

See accompanying notes to unaudited consolidated financial statements.
3   Artio Global Investors Inc. Second Quarter 2011 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Six Months Ended June 30,
(in thousands, except per share information)	2011	2010
Revenues and other operating income:
Investment management fees	$159,985	$169,128
Net gains (losses) on funds held for deferred compensation	363	(140)
Foreign currency losses	(20)	(22)

Total revenues and other operating income	160,328	168,966

Expenses:
Employee compensation and benefits	53,830	49,816
Shareholder servicing and marketing	10,028	10,146
General and administrative	20,529	20,730

Total expenses	84,387	80,692

Operating income before income tax expense	75,941	88,274
Non-operating income (loss):
Interest income – the Consolidated Investment Products	1,295	—
Interest expense	(1,027)	(1,320)
Net gains – the Consolidated Investment Products and other seed money investments	242	—
Expenses of the Consolidated Investment Products and other seed money investments	(102)	—
Other income	1	11

Total non-operating income (loss)	409	(1,309)

Income before income tax expense	76,350	86,965
Income taxes	31,620	30,659

Net income	44,730	56,306
Net income attributable to non-controlling interests in Holdings	1,488	18,483
Net income attributable to non-controlling interests in the Consolidated Investment Products	60	—

Net income attributable to Artio Global Investors	$43,182	$37,823

Per share information:
Basic net income attributable to Artio Global Investors	$0.74	$0.81

Diluted net income attributable to Artio Global Investors	$0.74	$0.80

Weighted average shares used to calculate per share information:
Basic	58,373	46,956

Diluted	58,475	47,152

Dividends per basic share declared	$0.12	$0.12

See accompanying notes to unaudited consolidated financial statements.
Artio Global Investors Inc. Second Quarter 2011 Form 10-Q   4

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
(Unaudited)

								Non-
								controlling
								Interests in
	Class A	Class B	Class C					the
	Common	Common	Common				Non-	Consoli-
	Stock	Stock	Stock	Additional	Accum-	Stock-	controlling	dated
(in thousands, except	(par value	(par value	(par value	Paid-in	ulated	holders’	Interests in	Investment	Total
per share information)	$0.001)	$0.001)	$0.01)	Capital	(Deficit)	Equity	Holdings	Products	Equity
Balance as of January 1, 2010	$28	$15	$168	$586,956	$(580,275)	$6,892	$(2,911)		$3,981
Net income	—	—	—	—	37,823	37,823	18,483		56,306
Holdings units exchanged for Class A common stock and cancelation of Class B common stock	14	(14)	—	3,253	—	3,253	(3,253)		—
Net benefit from step- up in tax basis	—	—	—	24,181	—	24,181	—		24,181
Shares issued to the public	4	—	—	69,286	—	69,290	—		69,290
Stock repurchases	(4)	—	—	(69,286)	—	(69,290)	—		(69,290)
Share-based payments:
Directors’ awards	—	—	—	180	—	180	—		180
Amortization	—	—	—	6,517	—	6,517	—		6,517
Forfeiture	—	—	—	(61)	—	(61)	—		(61)
RSU dividend equivalents	—	—	—	273	(273)	—	—		—
Distribution to non- controlling interests	—	—	—	—	—	—	(11,826)		(11,826)
Cash dividends paid ($0.12 per share)	—	—	—	—	(5,339)	(5,339)	—		(5,339)

Balance as of June 30, 2010	$42	$1	$168	$621,299	$(548,064)	$73,446	$493		$73,939

Balance as of January 1, 2011	$42	$1	$168	$613,065	$(509,629)	$103,647	$1,505	$1,131	$106,283
Net income	—	—	—	—	43,182	43,182	1,488	60	44,730
Share-based payments:
Directors’ awards	—	—	—	311	—	311	—	—	311
Amortization	—	—	—	9,096	—	9,096	—	—	9,096
Forfeiture	—	—	—	(1)	—	(1)	—	—	(1)
RSU dividend equivalents	—	—	—	517	(517)	—	—	—	—
Capital contributions from non- controlling interests	—	—	—	—	—	—	—	11,265	11,265
Distribution to non- controlling interests	—	—	—	—	—	—	(1,361)	—	(1,361)
Cash dividends paid ($0.12 per share)	—	—	—	—	(7,006)	(7,006)	—	—	(7,006)

Balance as of June 30, 2011	$42	$1	$168	$622,988	$(473,970)	$149,229	$1,632	$12,456	$163,317

See accompanying notes to unaudited consolidated financial statements.
5   Artio Global Investors Inc. Second Quarter 2011 Form 10-Q

ARTIO GLOBAL INVESTORS AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Uuaudited)

	Six Months Ended June 30,
(in thousands)	2011	2010
Cash flows from operating activities:
Net income	$44,730	$56,306
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,271	1,367
Deferred compensation	3,388	1,685
Share-based compensation	9,406	6,636
Deferred income taxes	2,446	(1,389)
Interest accrued on investments and accretion and amortization of discount and premium	(100)	—
(Gains) losses on investments and derivatives	(605)	142
Changes in assets and liabilities:
Purchases by the Consolidated Investment Products and of other seed money investments	(77,912)	—
Proceeds from sales or maturities by the Consolidated Investment Products and from other seed money investments	39,371	—
Due to prime broker by the Consolidated Investment Products	1,868	—
Fees receivable and accrued fees, net of allowance for doubtful accounts	5,807	2,682
Income taxes receivable	(3,520)	(1,781)
Other assets	(1,888)	242
Accrued compensation and benefits	(21,333)	(13,050)
Accounts payable and accrued expenses	(517)	720
Accrued income taxes payable	(1,051)	(3,538)
Due under tax receivable agreement	(4,966)	—
Other liabilities	2,009	(770)

Net cash provided by (used in) operating activities	(1,596)	49,252

Cash flows from investing activities:
Purchase of Artio Global funds held for deferred compensation	(7,115)	(3,908)
Proceeds from redemptions of Artio Global funds held for deferred compensation	4,707	3,638
Purchase of fixed assets	(1,109)	(871)

Net cash used in investing activities	(3,517)	(1,141)

Cash flows from financing activities:
Repayments of borrowing under term credit facility	(9,000)	—
Proceeds from secondary offering	—	69,290
Repurchase and retirement of Class A common stock	—	(69,290)
Contributions from non-controlling interests in the Consolidated Investment Products	11,265	—
Distributions paid to non-controlling interests in Holdings	(1,361)	(11,826)
Cash dividends paid	(7,006)	(5,339)

Net cash used in financing activities	(6,102)	(17,165)

Effect of exchange rates on cash	(20)	(22)

Net increase (decrease) in cash and cash equivalents	(11,235)	30,924
Cash and cash equivalents:
Beginning of period	80,043	60,842

End of period	$68,808	$91,766

Cash paid during period for:
Income taxes, net of refunds	$33,772	$37,624
Interest expense	1,243	986

Artio Global Investors Inc. Second Quarter 2011 Form 10-Q   6

ARTIO GLOBAL INVESTORS AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2011	2010
Supplementary information:
Non-cash transactions:
Deferred taxes from step-up in tax basis	$—	$161,173
Due under tax receivable agreement	—	(136,997)
Net benefit from step-up in tax basis	—	(24,181)
Exchange of New Class A Units for shares of Class A common stock	—	(3,267)
Cancelation of Class B common stock	—	14

See accompanying notes to unaudited consolidated financial statements.
7   Artio Global Investors Inc. Second Quarter 2011 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Background and Basis of Presentation
Artio Global Investors Inc. (“Investors” or the “Company”) and subsidiaries (collectively, “we,” “us” or “our”) comprises Investors and its subsidiaries, including Artio Global Holdings LLC (“Holdings”), an intermediate holding company that owns Artio Global Management LLC (“Investment Adviser”), a registered investment adviser under the Investment Advisers Act of 1940; Artio Global Institutional Services LLC, which was licensed as a limited-purpose broker-dealer in April 2011; Artio Alpha Investment Funds, LLC (a consolidated investment vehicle that includes the Artio Global Credit Opportunities Fund, a hedge fund); and the Artio Local Emerging Markets Debt Fund, an SEC-registered mutual fund launched in the second quarter of 2011, which is categorized as a consolidated investment vehicle. We refer to the consolidated investment vehicles as the “Consolidated Investment Products.” As of June 30, 2011, Holdings was approximately 98% owned by Investors, 1% owned by Richard Pell, our Chairman, Chief Executive Officer and Chief Investment Officer (“Pell”), and 1% owned by Rudolph-Riad Younes, our Head of International and Global Equities (“Younes,” together with Pell, the “Principals”). The Principals’ interests are reflected in the consolidated financial statements as Non-controlling interests in Holdings. The Consolidated Investment Products have investors whose interests are reflected as Non-controlling interests in the Consolidated Investment Products.
Investment Adviser is our primary operating entity and provides investment management services to institutional and mutual fund clients. It manages and advises the Artio Global Funds (the “Funds”), which are primarily U.S. registered investment companies; commingled institutional investment vehicles; separate accounts; sub-advisory accounts; and a hedge fund. A substantial portion of our assets under management (“AuM”) are invested outside of the U.S., while our clients are primarily U.S.-based.
For select new product initiatives, we invest in the related investment vehicles in order to provide critical asset mass. We refer to these investments as “seed money investments.” If a seed money investment is required to be consolidated, it is reflected within our Consolidated Investment Products. In order to maintain consistency of accounting among all seed money investments, we elect the fair value option if a seed money investment is required to be carried under the equity method.
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
Certain comparative amounts for prior periods have been reclassified to conform to the current period’s presentation.
Our interim consolidated financial statements are unaudited. Interim results reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results. Revenues and other operating income, Total non-operating income (loss) and Net income can vary significantly from quarter to quarter due to the nature of our business activities. The financial results of interim periods may not be indicative of the financial results for the entire year.
As part of the preparation of the interim consolidated financial statements, we performed an evaluation of subsequent events occurring after the Consolidated Statement of Financial Position date of June 30, 2011, through to the date the interim consolidated financial statements were issued.
These statements should be read in conjunction with our consolidated financial statements and related notes as of December 31, 2010, and for the three years then ended, included in our 2010 Annual Report on Form 10-K.
Artio Global Investors Inc. Second Quarter 2011 Form 10-Q   8

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 2. Stockholders’ Equity
The table below sets forth the number of shares of Class A, Class B and Class C common stock issued and outstanding as of June 30, 2011.

	Class A	Class B	Class C
(in thousands)	Common Stock	Common Stock	Common Stock
As of December 31, 2009	27,659	15,600	16,756
Activity:
Exchange by the Principals(a)	14,400	(14,400)	—
Shares issued to the public(b)	4,209	—	—
Repurchase from the Principals(b)	(4,209)	—	—
Share repurchase program(c)	(1,000)	—	—
Restricted stock units vested	485	—	—
Shares issued to the independent directors(d)	8	—	—

As of December 31, 2010(e)	41,552	1,200	16,756
Restricted stock units vested	78	—	—
Shares issued to independent directors(d)	21	—	—

As of June 30, 2011(e)	41,651	1,200	16,756

(a)	Represents the issuance of 7.2 million shares of Class A common stock to each of the Principals upon exchange of an equivalent number of non-voting member interests in Holdings (“New Class A Units”) in 2010. Upon the exchange of New Class A Units for Class A common stock, corresponding shares of Class B common stock were canceled.

(b)	Represents the 4.2 million shares of Class A common stock that were issued to the public in connection with a synthetic secondary offering (the “secondary offering”) in 2010, including 0.4 million shares issued to the underwriters in connection with exercising a portion of their option to purchase additional shares of Class A common stock, and which we subsequently purchased from the Principals with the net proceeds, and retired.

(c)	In July 2010, our Board of Directors authorized a share repurchase program of up to 1.0 million shares of our common stock. As of December 31, 2010, we had purchased and retired 1.0 million shares of our common stock under this repurchase program. In December 2010, our Board of Directors authorized a share repurchase program of up to 3.0 million shares of our common stock. This authority will expire on December 31, 2013. As of June 30, 2011, we had not repurchased any shares under this program.

(d)	Represents the 8,376 shares of fully-vested Class A common stock (subject to transfer restrictions) that were awarded to our independent directors in 2010 and 20,848 shares of fully-vested Class A common stock (subject to transfer restrictions) that were awarded to our independent directors in the first six months of 2011.

(e)	The table does not reflect unvested restricted stock units awarded to certain employees of 1.9 million as of December 31, 2010 and 4.2 million as of June 30, 2011 (see Note 8. Share-Based Payments). Each restricted stock unit represents the right to receive one share of Class A common stock upon vesting.
Note 3. Consolidated Investment Products
From time to time, we make seed money investments in the investment vehicles we manage. We evaluate these investment vehicles for consolidation. They are consolidated if they are (i) variable interest entities (“VIEs”), and we are the primary beneficiary, or (ii) voting interest entities, and we have a controlling interest.
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
9   Artio Global Investors Inc. Second Quarter 2011 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
A condensed consolidating statement of financial position as of June 30, 2011, including balances attributable to the Consolidated Investment Products, is as follows:

				Artio Global
		Consolidated		Investors Inc.
	Before	Investment		and Subsidiaries
(in thousands)	Consolidation (a)	Products	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$67,882	$926	$—	$68,808
Investments, at fair value	15,254	65,824	—	81,078
Investment in the Consolidated Investment Products	43,239		(43,239)	—
Other assets	267,895	1,876	—	269,771

Total assets	$394,270	$68,626	$(43,239)	$419,657

Liabilities and Equity:
Debt	$46,500	$3,827	$—	$50,327
Investments sold, not yet purchased by the Consolidated Investment Products, at fair value	—	5,086	—	5,086
Other liabilities	196,909	4,018	—	200,927

Total liabilities	243,409	12,931	—	256,340

Members’ equity		32,094	(32,094)	—
Net asset value		23,601	(23,601)	—
Common stock	211		—	211
Additional paid-in capital	622,988		—	622,988
Accumulated deficit	(473,970)		—	(473,970)

Total stockholders’ equity	149,229	55,695	(55,695)	149,229
Non-controlling interests	1,632		12,456	14,088

Total equity	150,861	55,695	(43,239)	163,317

Total liabilities and equity	$394,270	$68,626	$(43,239)	$419,657

(a)	Represents Artio Global Investors Inc. and subsidiaries with the investment in the Consolidated Investment Products accounted for under the equity method.
Artio Global Investors Inc. Second Quarter 2011 Form 10-Q   10

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
A condensed consolidating statement of financial position as of December 31, 2010, including balances attributable to the Consolidated Investment Products, is as follows:

				Artio Global
		Consolidated		Investors Inc.
	Before	Investment		and Subsidiaries
(in thousands)	Consolidation (a)	Products	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$79,232	$811	$—	$80,043
Investments, at fair value	10,386	24,642	—	35,028
Investment in the Consolidated Investment Products	19,912	—	(19,912)	—
Other assets	273,126	250	—	273,376

Total assets	$382,656	$25,703	$(19,912)	$388,447

Liabilities and Equity:
Debt	$55,500	$1,959	$—	$57,459
Investments sold, not yet purchased by the Consolidated Investment Products, at fair value	—	1,288	—	1,288
Other liabilities	222,004	1,413	—	223,417

Total liabilities	277,504	4,660	—	282,164

Members’ equity		21,043	(21,043)	—
Common stock	211		—	211
Additional paid-in capital	613,065		—	613,065
Accumulated deficit	(509,629)		—	(509,629)

Total stockholders’ equity	103,647	21,043	(21,043)	103,647
Non-controlling interests	1,505		1,131	2,636

Total equity	105,152	21,043	(19,912)	106,283

Total liabilities and equity	$382,656	$25,703	$(19,912)	$388,447

(a)	Represents Artio Global Investors Inc. and subsidiaries with the investment in the Consolidated Investment Products accounted for under the equity method.
11   Artio Global Investors Inc. Second Quarter 2011 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
A condensed consolidating statement of operations for the three months ended June 30, 2011, including amounts attributable to the Consolidated Investment Products, is as follows:

				Artio Global
		Consolidated		Investors Inc.
	Before	Investment		and Subsidiaries
(in thousands)	Consolidation (a)	Products	Eliminations	Consolidated
Total revenues and other operating income	$78,128	$—	$23	$78,151
Total expenses	41,332	—	—	41,332

Operating income before income tax expense	36,796	—	23	36,819
Non-operating income (loss):
Equity in earnings of the Consolidated Investment Products	543		(543)	—
Interest income	—	728	—	728
Interest expense	(501)	—	—	(501)
Net losses on investments	(92)	(198)	—	(290)
Expenses of Consolidated Investment Products and other seed money investments	(17)	(53)	(23)	(93)
Other income	9	(9)	—	—

Total non operating income (loss)	(58)	468	(566)	(156)

Income before income tax expense	36,738	468	(543)	36,663
Income taxes	14,869	—	—	14,869

Net income	21,869	468	(543)	21,794
Net income attributable to non-controlling interests	719	—	(75)	644

Net income, excluding non-controlling interests	$21,150	$468	$(468)	$21,150

(a)	Represents Artio Global Investors Inc. and subsidiaries with the investment in the Consolidated Investment Products accounted for under the equity method.
Artio Global Investors Inc. Second Quarter 2011 Form 10-Q   12

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
A condensed consolidating statement of operations for the six months ended June 30, 2011, including amounts attributable to the Consolidated Investment Products, is as follows:

				Artio Global
		Consolidated		Investors Inc.
	Before	Investment		and Subsidiaries
(in thousands)	Consolidation (a)	Products	Eliminations	Consolidated
Total revenues and other operating income	$160,305	$—	$23	$160,328
Total expenses	84,387	—	—	84,387

Operating income before income tax expense	75,918	—	23	75,941
Non-operating income (loss):
Equity in earnings of the Consolidated Investment Products	1,326		(1,326)	—
Interest income	—	1,295	—	1,295
Interest expense	(1,027)	—	—	(1,027)
Net gains on investments	98	144	—	242
Expenses of Consolidated Investment Products and other seed money investments	(26)	(53)	(23)	(102)
Other income	1	—	—	1

Total non operating income (loss)	372	1,386	(1,349)	409

Income before income tax expense	76,290	1,386	(1,326)	76,350
Income taxes	31,620	—	—	31,620

Net income	44,670	1,386	(1,326)	44,730
Net income attributable to non-controlling interests	1,488	—	60	1,548

Net income, excluding non-controlling interests	$43,182	$1,386	$(1,386)	$43,182

(a)	Represents Artio Global Investors Inc. and subsidiaries with the investment in the Consolidated Investment Products accounted for under the equity method.
We did not have amounts attributable to the Consolidated Investment Products for the three months and six months ended June 30, 2010.
13   Artio Global Investors Inc. Second Quarter 2011 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 4. Related Party Activities
We engage in transactions with our mutual funds and with affiliates of our former sole stockholder, GAM Holding AG (“GAM”), a Swiss corporation.
Affiliate Transactions – Mutual and Offshore Funds
We earn management fees from the Funds, as Investment Adviser provides investment management services to the Funds pursuant to investment management agreements with the Funds. The investment management agreements are subject to annual review and approval by their boards. Investment Adviser also derives investment management revenue from sub-advising certain offshore funds sponsored by affiliates of GAM. Revenues related to these services are included in Investment management fees in the Consolidated Statement of Operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Funds’ investment management fees	$44,978	$47,434	$91,447	$96,334
Sub-advisory investment management fees on GAM-sponsored funds	774	615	1,415	1,207

Fees receivable related to investment management fees are included in Fees receivable and accrued fees, net of allowance for doubtful accounts in the Consolidated Statement of Financial Position as follows:

			As of
			June 30,	December 31,
(in thousands)			2011	2010
Funds’ investment management fees			$13,913	$15,850
Sub-advisory investment management fees on GAM-sponsored funds			770	802

Tax Receivable Agreement
We have a tax receivable agreement that shares certain tax benefits with our Principals. During the six months ended June 30, 2011, we made an aggregate payment of $5.0 million to the Principals pursuant to this agreement for the liability relating to the 2010 tax returns.
Other Related Party Transactions
Investors sponsors the non-contributory qualified defined contribution retirement plan (which covers most employees) and the supplemental non-qualified defined contribution plan, and manages the assets of those plans at no cost to the plans.
Artio Global Investors Inc. Second Quarter 2011 Form 10-Q   14

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 5. Investments, at Fair Value and Investments Sold, Not Yet Purchased by the Consolidated Investment Products, at Fair Value
In the second quarter of 2011, we made a seed money investment in the Artio U.S. Midcap Fund. We elected the fair value option to account for this investment, which otherwise would have been accounted for using the equity method. Gains or losses on this investment are reported in non-operating income as Net gains (losses) – the Consolidated Investment Products and other seed money investments in the Consolidated Statement of Operations.
Investments, at fair value, as of June 30, 2011, and December 31, 2010, consist of the following:

	As of
	June 30,	December 31,
(in thousands)	2011	2010
Artio Global funds held for deferred compensation
Artio Global funds	$11,840	$9,069

Total Artio Global funds held for deferred compensation	$11,840	$9,069

Investments owned by the Consolidated Investment Products, and other seed money investments:
Investments owned by the Consolidated Investment Products:
Equity securities	$2,926	$3,142
Fixed income investments:
Corporate bonds	26,460	17,075
Foreign government and organization debt	19,545	—
Term loans	12,914	4,425
Warrants	203	—
Repurchase agreements	3,776	—

Total investments owned by the Consolidated Investment Products	65,824	24,642

Other seed money investments:
Equity fund(a)	1,955	—
Equity securities	1,459	1,317

Total other seed money investments	3,414	1,317

Total investments owned by the Consolidated Investment Products, and other seed money investments	$69,238	$25,959

Investments sold, not yet purchased by the Consolidated Investment Products:
Equity securities	$(91)	$(62)
Corporate bonds	(4,995)	(1,226)

Total investments sold, not yet purchased by the Consolidated Investment Products	$(5,086)	$(1,288)

(a)	As of June 30, 2011, includes $2.0 million invested in the Artio U.S. Midcap Fund that would have been accounted for under the equity method had we not elected the fair value option. We did not make any seed money investments that would have been accounted for under the equity method in 2010.
15   Artio Global Investors Inc. Second Quarter 2011 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Net gains (losses) for the three months and six months ended June 30, 2011 and 2010, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Net gains (losses) on Artio Global funds held for deferred compensation	$(56)	$(461)	$363	$(140)
Less: Net gains on redeemed Artio Global funds held for deferred compensation	19	179	848	129

Unrealized losses on Artio Global funds held for deferred compensation	$(75)	$(640)	$(485)	$(269)

Net gains (losses) – the Consolidated Investment Products and other seed money investments:
Net gains (losses) on investments of the Consolidated Investment Products	$(198)		$144
Less: Net gains on investments of the Consolidated Investment Products sold or matured	106		260

Unrealized losses on investments of the Consolidated Investment Products	$(304)		$(116)

Net gains (losses) on other seed money investments (a)	$(92)		$98
Less: Net gains on other seed money investments sold, matured or redeemed	63		185

Unrealized losses on other seed money investments(a)	$(155)		$(87)

Total net gains (losses) – the Consolidated Investment Products and other seed money investments	$(290)		$242
Less: Total net gains on the Consolidated Investment Products and other seed money investments sold, matured or redeemed	169		445

Total unrealized losses on the Consolidated Investment Products and other seed money investments	$(459)		$(203)

(a)	Includes Funds that would have been accounted for under the equity method had we not elected the fair value option.
Artio Global Investors Inc. Second Quarter 2011 Form 10-Q   16

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The Consolidated Investment Products’ investment income, including income from derivative contracts, is recorded in Non-operating income (loss): Net gains (losses) – the Consolidated Investment Products and other seed money investments in the Consolidated Statement of Operations and is derived from the following investment categories:

	Three Months	Six Months
	Ended	Ended
(in thousands)	June 30, 2011	June 30, 2011
Equity securities	$(318)	$(224)
Fixed income investments:
Corporate bonds	145	550
Foreign government and organization debt	253	253
Term loans	121	144
Credit default swaps	98	(50)
Foreign exchange forward contracts	(335)	(355)
Options	(199)	(200)
Warrants	(43)	(43)
Other	80	69

Total net gains (losses) – the Consolidated Investment Products	$(198)	$144

Fair Value
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
17   Artio Global Investors Inc. Second Quarter 2011 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Our investments as of June 30, 2011, are valued using prices as follows:

			Level 2	Level 3
			Other	Significant
		Level 1	Observable	Unobservable
(in thousands)	Total	Quoted Prices	Inputs	Inputs
Artio Global funds held for deferred compensation:
Artio Global funds	$11,840	$11,840	$—	$—

Total Artio Global funds held for deferred compensation	$11,840	$11,840	$—	$—

Investments owned by the Consolidated Investment Products, and other seed money investments:
Investments owned by the Consolidated Investment Products:
Equity securities	$2,926	$2,818	$—	$108
Fixed income investments:
Corporate bonds	26,460	677	25,118	665
Foreign government and organization debt	19,545	—	19,545	—
Term loans	12,914	—	10,371	2,543
Warrants	203	203
Repurchase agreements	3,776	—	3,776	—

Total investments owned by the Consolidated Investment Products	65,824	3,698	58,810	3,316

Other seed money investments:
Equity fund(a)	1,955	1,955	—	—
Equity securities	1,459	1,459	—	—

Total other seed money investments	3,414	3,414	—	—

Total investments owned by the Consolidated Investment Products, and other seed money investments	$69,238	$7,112	$58,810	$3,316

Investments sold, not yet purchased by the Consolidated Investment Products:
Equity securities	$(91)	$(91)	$—	$—
Fixed income investments:
Corporate bonds	(4,995)	—	(4,995)	—

Total investments sold, not yet purchased by the Consolidated Investment Products	$(5,086)	$(91)	$(4,995)	$—

(a)	Investment that would have been accounted for under the equity method had we not elected the fair value option.
Artio Global Investors Inc. Second Quarter 2011 Form 10-Q   18

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Our investments as of December 31, 2010, are valued using prices as follows:

			Level 2	Level 3
			Other	Significant
		Level 1	Observable	Unobservable
(in thousands)	Total	Quoted Prices	Inputs	Inputs
Artio Global funds held for deferred compensation:
Artio Global funds	$9,069	$9,069	$—	$—

Total Artio Global funds held for deferred compensation	$9,069	$9,069	$—	$—

Investments owned by the Consolidated Investment Products, and other seed money investments:
Investments owned by the Consolidated Investment Products:
Equity securities	$3,142	$2,367	$629	$146
Fixed income investments:
Corporate bonds	17,075	—	17,075	—
Term loans	4,425	—	3,470	955

Total investments owned by the Consolidated Investment Products	24,642	2,367	21,174	1,101

Other seed money investments:
Equity securities	1,317	1,317	—	—

Total other seed money investments	1,317	1,317	—	—

Total investments owned by the Consolidated Investment Products, and other seed money investments	$25,959	$3,684	$21,174	$1,101

Investments sold, not yet purchased by the Consolidated Investment Products:
Equity securities	$(62)	$(62)	$—	$—
Fixed income investments:
Corporate bonds	(1,226)	—	(1,226)	—

Total investments sold, not yet purchased by the Consolidated Investment Products	$(1,288)	$(62)	$(1,226)	$—

Derivative contracts, which are included in Other assets and Other liabilities in the Consolidated Statement of Financial Position, are valued using Level 2 inputs.
There were no transfers between Level 1 and Level 2 securities.
19   Artio Global Investors Inc. Second Quarter 2011 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Significant changes in Level 3 securities are as follows:

	As of
(in thousands)	June 30, 2011
Equity securities owned by the Consolidated Investment Products:
Beginning of period	$146
Net losses during the period	(38)

End of period	$108

Equity securities – total losses for the period attributable to the change in unrealized gains or losses relating to assets still held as of June 30, 2011	$(38)

Corporate bonds owned by the Consolidated Investment Products:
Beginning of period	$—
Purchases	693
Sales	(47)
Net gains during the period	19

End of period	$665

Corporate bonds – total gains for the period attributable to the change in unrealized gains or losses relating to assets still held as of June 30, 2011	$19

Term loans owned by the Consolidated Investment Products:
Beginning of period	$955
Purchases	2,466
Sales	(762)
Transfers to level 2	(118)
Amortization	9
Net losses during the period	(7)

End of period	$2,543

Term loans – total gains for the period attributable to the change in unrealized gains or losses relating to assets still held as of June 30, 2011	$1

During the six months ended June 30, 2011, $118 thousand in term loans were transferred from Level 3 to Level 2 due to the availability of an additional external observable pricing source.
Unrealized gains are included in Non-operating income (loss): Net gains (losses) – the Consolidated Investment Products and other seed money investments in the Consolidated Statement of Operations.
Note 6. Derivative Contracts
The Consolidated Investment Products employ credit default swaps and foreign exchange contracts as part of their trading strategies and are accounted for as trading products.

	Notional/Nominal Amount as of
		December 31,
(in thousands)	June 30, 2011	2010
Credit default swaps	$5,300	$5,200
Foreign exchange forward contracts	16,545	2,582
Foreign exchange futures contracts	306	—
Option contracts	10,500	—

Artio Global Investors Inc. Second Quarter 2011 Form 10-Q   20

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
During the six months ended June 30, 2011, we had an average notional amount outstanding of $11.2 million related to foreign exchange forward contracts, $9.5 million related to option contracts and $5.3 million related to credit default swaps.
Fair value of derivative contracts as of June 30, 2011, and December 31, 2010, is as follows:

	Assets		Liabilities
	Statement of		Statement of
	Financial		Financial
(in thousands)	Position Location	Fair Value	Position Location	Fair Value
As of June 30, 2011:
Credit default swaps			Other assets	$72
Foreign exchange forward and futures contracts			Other liabilities	34
Option contracts	Other assets	$8

As of December 31, 2010:
Credit default swaps	Other assets	$21	Other assets	$107
Foreign exchange forward contracts			Other liabilities	58

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
Holdings borrowed $60.0 million under the term credit facility. The interest rate associated with the $60.0 million borrowing was 3.25% (LIBOR plus 300 basis points) as of June 30, 2011. The amortization schedule requires quarterly principal payments of $4.5 million in both years two and three, which began on December 31, 2010, with a final payment of $24.0 million at maturity (October 2012). As of June 30, 2011, $46.5 million is outstanding under the term credit facility. Holdings has not borrowed under the revolving credit facility.
The covenants in the credit facility agreement require compliance with certain financial ratios. As of June 30, 2011, Holdings was in compliance with all such debt covenants.
Due to Prime Broker
Certain Consolidated Investment Products employ leverage to finance their investments. Interest is payable on such loans at the Fed Funds rate plus a range of 40 to 125 basis points. The loans are collateralized by securities held by the borrowing entity.
21   Artio Global Investors Inc. Second Quarter 2011 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 8. Share-Based Payments
Activity under the Artio Global Investors Inc. 2009 Stock Incentive Plan (the “Plan”) was as follows:

Units/Shares
Available for grant at inception	9,700,000
Restricted stock units (“RSUs”) granted and unvested	(2,228,109)
RSUs vested	(557,905)
RSU dividend equivalents unvested	(44,578)
RSU dividend equivalents vested	(5,198)
Fully-vested restricted stock granted to independent directors	(43,867)
Long-term incentive program RSUs	(2,042,467)
Long-term incentive program RSU dividend equivalents unvested	(16,757)

Available for grant as of June 30, 2011	4,761,119

Certain of the RSUs we have granted have only service conditions, while others have performance or market conditions.
Awards Having Only Service Conditions

	Weighted-Average
	Grant Date Fair		RSU Dividend
	Value(a)	Number of RSUs	Equivalents
Granted and unvested as of December 31, 2010		1,856,997	27,225
Grants:
RSUs	$14.81	450,976
Dividend equivalents			18,554
Vesting:
RSUs	23.08	(76,835)
Dividend equivalents			(1,144)
Forfeitures:
RSUs	25.49	(3,029)
Dividend equivalents			(57)

Granted and unvested as of June 30, 2011		2,228,109	44,578

Granted and unvested as of December 31, 2009		2,146,758	—
Grants:
RSUs	$21.86	232,983
Dividend equivalents			13,205
Vesting:
RSUs	26.25	(74,500)
Forfeitures:
RSUs	26.22	(15,185)
Dividend equivalents			(25)

Granted and unvested as of June 30, 2010		2,290,056	13,180

(a)	Weighted-average grant date fair value for grants is based on the closing price on the grant date.
Compensation expense related to awards with only service conditions is recognized using a straight-line method over the requisite service period (generally a three- or five-year period from the date of the grant for the entire award), unless an award meets retirement eligibility requirements. Compensation expense related to the amortization of RSU grants is included in Employee compensation and benefits in the Consolidated Statement of Operations and was $3.7 million for the three months ended June 30, 2011, and $3.1 million for the three months ended June 30, 2010. Compensation expense related to the amortization of RSU grants was $7.2 million for the six months ended June 30, 2011, and $6.5 million for the six months ended June 30, 2010.
Artio Global Investors Inc. Second Quarter 2011 Form 10-Q   22

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Awards Having Performance or Market Conditions

	Weighted-Average
	Grant Date Fair	Number of	LTIP RSU Dividend
	Value(b)	LTIP RSUs	Equivalents
Long-term incentive program RSUs as of December 31, 2010		—	—
Grants:
Long-term incentive program RSUs	$14.81	1,863,772
Awarded long-term incentive program RSUs with a future grant date(a)		178,695
Dividend equivalents			16,757

Long-term incentive program RSUs as of June 30, 2011		2,042,467	16,757

(a)	Performance targets have not yet been set, as they are set on an annual basis.

(b)	Weighted-average grant date fair value for grants is based on the closing price on the grant date. Market-based grants do not use the weighted-average grant date fair value to calculate amortization expense, but a fair value using a Monte Carlo pricing model. The model requires management to develop estimates regarding certain input variables. If we used different methods to estimate our variables for the Monte Carlo model, or if we used a different type of pricing model, the fair value of our grants might differ.
In the first quarter of 2011, we adopted a long-term incentive program (the “LTIP”). Awards issued pursuant to the LTIP are in the form of RSUs and granted pursuant to the overall Plan. LTIP awards are subject to either performance- or market-based conditions. The conditions of the performance-based awards correspond with the responsibilities of the recipients and are linked to either investment performance or sales targets, while the conditions associated with the market-based awards relate to increasing the price/earnings multiple of our Class A common stock as compared to our peer group. The LTIP awards have three-year cliff vesting. The fair value of the awards with performance conditions is based on the probable outcome of the performance target and is amortized over the vesting period. In some cases, performance targets may be set on an annual basis and communicated to employees after the initial grant date. In such cases, grant date (for purposes of determining fair value and commencement of amortization) is when the performance targets are set and communicated. The assumptions used to derive the fair value of the performance-based awards are reviewed by management on a quarterly basis. Changes to the fair value of such awards are reflected in Employee compensation and benefits. The fair value of the awards with market conditions was determined at the initial grant date and is being amortized over the three-year vesting period. The entire expense will be recognized unless the service condition is not met.
Compensation expense related to the LTIP RSU grants is included in Employee compensation and benefits in the Consolidated Statement of Operations and was $0.9 million for the three months ended June 30, 2011, and $1.9 million for the six months ended June 30, 2011. The LTIP had not been established in 2010.
23   Artio Global Investors Inc. Second Quarter 2011 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 9. Income Taxes
A summary of the provisions for income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Current:
Federal	$11,638	$10,398	$22,384	$21,111
State and local	3,495	6,370	6,790	10,937

Total	15,133	16,768	29,174	32,048

Deferred:
Federal	(194)	(927)	1,478	(1,295)
State and local	(70)	51	968	(94)

Total	(264)	(876)	2,446	(1,389)

Income tax expense	$14,869	$15,892	$31,620	$30,659

Tax years 2007 to the present are open for examination by Federal, state and local tax authorities. We are currently under examination by New York State tax authorities for the years 2006 through 2008 and by New York City tax authorities for Investment Adviser for the years 2006 and 2007. There are waivers extending our 2006 and 2007 tax years to September 2012.

A reconciliation between the Federal statutory tax rate of 35% and the effective tax rates is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in percentages)	2011	2010	2011	2010
Federal statutory rate	35%	35%	35%	35%
State and local, net of Federal benefit, and other	6	9	6	8
Non-controlling interests	(1)	(7)	(1)	(9)
Permanent differences:
Other	1	1	1	1

Total	41%	38%	41%	35%

Artio Global Investors Inc. Second Quarter 2011 Form 10-Q   24

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 10. Earnings Per Share (“EPS”)
Basic and diluted EPS from continuing operations were calculated using the following:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2011		2010	2011		2010
Net income attributable to Artio Global Investors – Basic	$21,150		$18,955	$43,182		$37,823

Net income attributable to non-controlling interests	—	(a)	7,150	—	(a)	—	(a)
Income tax related to non-controlling interests	—	(a)	(3,154)	—	(a)	—	(a)

Net income - Diluted	$21,150		$22,951	$43,182		$37,823

Weighted average shares for basic EPS	58,393		49,425	58,373		46,956
Dilutive potential shares from exchange of New Class A Units by the Principals	—	(a)	10,668	—	(a)	—	(a)
Dilutive potential shares from grants of RSUs(b)	184		230	102		196

Weighted average shares for diluted EPS	58,577		60,323	58,475		47,152

(a)	The potential impact of the exchange of New Class A Units by the Principals, and cancelation of corresponding shares of Class B common stock, for Class A common stock of 1.2 million weighted average shares for the three months and six months ended June 30, 2011, was antidilutive. The potential impact of the exchange of New Class A Units by the Principals, and cancelation of corresponding shares of Class B common stock, for Class A common stock of 13.1 million weighted average shares for the six months ended June 30, 2010, was antidilutive.

(b)	The potential impact of an additional 2.0 million granted RSUs for the three months ended June 30, 2011, and an additional 1.6 million granted RSUs for the six months ended June 30, 2011, was antidilutive. The potential impact of an additional 1.8 million granted RSUs for the three months and six months ended June 30, 2010, was antidilutive.
On July 25, 2011, our Board of Directors declared a dividend of $0.06 per share to be paid on August 24, 2011, to holders of record of our Class A and Class C common stock at the close of business on August 10, 2011. To provide funding for the dividend payable to the holders of record of our Class A and Class C common stock, a distribution by Holdings of $0.06 per New Class A Unit will be paid to all members of Holdings, including the Principals.
Note 11. Commitments and Contingencies
There are no claims against us that are considered probable or reasonably possible of having a material effect on our financial position, results of operations or cash flows.
Although we may not have an explicit legal obligation to do so, we have, at our discretion, reimbursed client accounts for certain operational losses incurred.

25   Artio Global Investors Inc. Second Quarter 2011 Form 10-Q

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).
Introduction
Artio Global Investors Inc. (“Investors” or the “Company”) and subsidiaries (collectively, “we,” “us” or “our”) comprises Investors and its subsidiaries, including Artio Global Holdings LLC (“Holdings”), an intermediate holding company that owns Artio Global Management LLC (“Investment Adviser”), a registered investment adviser under the Investment Advisers Act of 1940; Artio Global Institutional Services LLC, which was licensed as a limited-purpose broker-dealer in April 2011; Artio Alpha Investment Funds, LLC (a consolidated investment vehicle that includes the Artio Global Credit Opportunities Fund, a hedge fund); and the Artio Local Emerging Markets Debt Fund, an SEC-registered mutual fund launched in the second quarter of 2011, which is categorized as a consolidated investment vehicle. We refer to the consolidated investment vehicles as the “Consolidated Investment Products.” As of June 30, 2011, Holdings was approximately 98% owned by Investors, 1% owned by Richard Pell, our Chairman, Chief Executive Officer and Chief Investment Officer (“Pell”), and 1% owned by Rudolph-Riad Younes, our Head of International and Global Equities (“Younes,” together with Pell, the “Principals”). The Principals’ interests are reflected in the consolidated financial statements as Non-controlling interests in Holdings. The Consolidated Investment Products have investors whose interests are reflected as Non-controlling interests in the Consolidated Investment Products.
Our MD&A is provided in addition to the accompanying consolidated financial statements and footnotes to assist readers in understanding our results of operations and liquidity and capital resources. The MD&A is organized as follows:
•	General Overview. Beginning on page 27, we provide a summary of our overall business, the economic environment and trends in our industry.
•	Key Performance Indicators. Beginning on page 29, we discuss some of the operating and financial indicators that guide management’s review of our performance.
•	Assets Under Management. Beginning on page 31, we provide a detailed discussion of our assets under management (“AuM”), which is a major driver of our operating revenues and key performance indicators.
•	Revenues and Other Operating Income. Beginning on page 36, we compare our revenue and other operating income to the corresponding periods a year ago.
•	Operating Expenses. Beginning on page 37, we compare our operating expenses to the corresponding periods a year ago.
•	Non-operating Income (Loss). Beginning on page 38, we compare our non-operating income (loss) to the corresponding periods a year ago.
•	Income Taxes. Beginning on page 38, we compare our effective tax rates to the corresponding periods a year ago.
•	Liquidity and Capital Resources. Beginning on page 39, we discuss our working capital as of June 30, 2011, and December 31, 2010, and cash flows for the first six months of 2011 and 2010. Also included is a discussion of financial capacity available to help fund our future activities.
•	Cautionary Note Regarding Forward-Looking Statements. Beginning on page 41, we describe the risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements set forth in this Form 10-Q relating to our financial results, operations, business plans and prospects. Such forward-looking statements are based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances.

Artio Global Investors Inc. Second Quarter 2011 Form 10-Q   26

General Overview
Business
We are an asset management company that provides investment management services to institutional and mutual fund clients. We manage and advise proprietary funds; commingled institutional investment vehicles; institutional separate accounts; sub-advisory accounts; and a hedge fund. While our operations are based principally in the U.S. and our clients are primarily U.S.-based, a substantial portion of our AuM are invested outside of the U.S. Historically, our distribution activities have been primarily focused within North America. During the first half of 2011, we opened an office in London, England, to expand our distribution activities to Europe and the Middle East, and we began the process of opening an office in Sydney, Australia, to expand our distribution activities in Australia, New Zealand and parts of Asia. Our revenues are primarily billed in U.S. dollars and are calculated based on the U.S. dollar value of the investment assets we manage for clients, which can fluctuate with changes in foreign currency exchange rates. As of June 30, 2011, 74% of our AuM were exposed to currencies other than the U.S. dollar. Consequently, changes in foreign currency exchange rates may have a material impact on our revenues. Our expenses are primarily billed and paid in U.S. dollars and not significantly impacted by foreign currency exchange rates, although certain of our shareholder servicing expenses are driven by the average daily market value of proprietary fund AuM and therefore, indirectly impacted by foreign currency exchange rates.
Since the third quarter of 2010, we have made aggregate seed money investments of $44 million. The Consolidated Investment Products are seed money investments that are consolidated in our financial statements. Income from seed money investments is included in non-operating income. This income is, by nature, more variable than our investment management revenues.
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
The first half of 2011 was marked by events that were of concern to investors: political unrest in northern Africa and the Middle East; a natural disaster in Japan; a worsening sovereign debt problem in several eurozone countries; a slow U.S. economy; and inflationary tendencies in China and India.
The dichotomy in economic growth rates and debt/Gross Domestic Product levels between the developed and emerging world continues to influence our investment positioning decisions on behalf of the portfolio strategies we manage for our clients, as well as the types of products we choose to offer as an institutional investment management firm. We believe the move by many emerging market countries, including China and Russia, to support local consumption growth, provides an important long-term opportunity for investment. Such opportunities are apparent within both emerging market equity and fixed income markets, as well as in those industries and companies within the developed world able to exploit these dynamics.
Against these world events, financial markets were resilient during the six months ending June 30, 2011, with developed markets outpacing emerging markets. Despite the ongoing sovereign debt issues, Europe managed to outperform the rest of the world, with the strongest returns coming from Eastern European equity markets. The euro also rose almost 8% versus the U.S. dollar, providing added benefit to U.S. dollar-based investors holding euro-denominated investments. Among the larger developed countries, Japan was the only nation to post negative returns over the period, whereas the performance of the U.S. and the United Kingdom markets was slightly above average.
In the second quarter of 2011, market returns were more muted with many commodity-rich markets suffering declines amid economic growth concerns. Developed markets outperformed emerging markets and the larger markets of Japan, the U.S. and the United Kingdom posted modestly positive results. Europe performed well, although not to the same extent as for the full six months. Within the fixed income arena, while global high yield

27   Artio Global Investors Inc. Second Quarter 2011 Form 10-Q

products exceeded their investment grade counterparts for the full six month period, they underperformed for the second quarter.
Despite the underperformance within emerging markets year-to-date, we continue to believe in their long-term growth opportunities. Although inflationary pressures and efforts to contain them by China and India shaped markets over the last six months, we anticipate some of these issues will begin to moderate during the second half of this year. The continued crisis within the eurozone continues to lead us to underweight the region’s financial sector within our global and international equity strategies, given mounting sovereign debt issues, the opacity of many financial firms’ balance sheets/asset quality and an uncertain regulatory environment.
Industry Trends
Industry commentators have identified several industry trends that may affect our client cash flows in the future, including: growing interest from U.S. institutions in cross-border investing across asset classes; reduction in use of defined benefit plans; growing interest in passive equity, absolute return products and alternative investments; and a move by certain corporate pension plans towards a liability-driven investment approach.
Appetite for cross-border investing across asset classes is constructive for many of our investment strategies, particularly interest from U.S. institutions in global equity as an asset class. In light of a general move away from a home-country bias, a gradual increase in risk appetite in line with a global economic recovery and the potential for continued weakness in the U.S. dollar, we expect increased interest in cross-border investing to continue.
Over the past few years, certain corporate pension plans have replaced defined benefit plans with defined contribution plans. We believe this trend will continue and result in a migration of assets away from defined benefit plans. This presents both opportunities and risks for active managers. While there remains a strong case for active investment management across many asset classes, sustained growth in the market share of passive investments is viewed as unfavorable for active managers, such as us, as would a sustained move towards a liability-driven investment approach.
Expanded interest in both absolute return products and alternative investments present opportunities for active managers. The extent to which our strategies participate in activity resulting from these trends will depend upon a number of factors, including product design, investment performance and access to decision makers.

Artio Global Investors Inc. Second Quarter 2011 Form 10-Q   28

Key Performance Indicators
Our management reviews our performance on a monthly basis, focusing on the indicators described below.

(in millions, except basis points, percentages and	Three Months Ended June 30,		Six Months Ended June 30,
per share amounts)	2011	2010	2011	2010
Operating indicators
AuM at end of period	$46,835	$48,995	$46,835	$48,995
Average AuM for period(a)	49,783	53,001	51,206	53,490
Net client cash flows	(4,528)	(1,815)	(7,758)	(1,720)

Financial indicators
Investment management fees	78	84	160	169
Effective fee rate (basis points)(b)	63.0	63.4	63.0	63.8
Adjusted operating income(c)	39	45	81	94
Adjusted operating margin(d)	50.5%	54.3%	50.7%	55.7%
Operating EBITDA(c)	42	46	87	96
Operating EBITDA margin(d)	53.9%	55.7%	53.8%	56.9%
Adjusted compensation ratio(c)(e)	29.6%	26.4%	30.3%	26.1%
Adjusted net income attributable to Artio Global Investors(c)	23	25	47	52
Diluted earnings per share	$0.36	$0.38	$0.74	$0.80
Adjusted diluted earnings per share(f)	$0.39	$0.41	$0.80	$0.86

(a)	Average AuM for a period is computed on the beginning-of-first-month balance and all end-of-month balances within the period.

(b)	The effective fee rate is computed by dividing annualized investment management fees (normalized for the number of days in the period) by average AuM for the period.

(c)	See the “Adjusted Performance Measures” section of this MD&A for reconciliations of Employee compensation and benefits to Adjusted compensation; Operating income before income tax expense to Adjusted operating income; Net income to operating Earnings before Interest, Taxes, Depreciation and Amortization (“Operating EBITDA”); and Net income attributable to Artio Global Investors to Adjusted net income attributable to Artio Global Investors.

(d)	Adjusted operating and Operating EBITDA margins are calculated by dividing Adjusted operating income and Operating EBITDA by Total revenues and other operating income.

(e)	Calculated as Adjusted compensation(c) divided by Total revenues and other operating income.

(f)	Adjusted diluted earnings per share is calculated by dividing Adjusted net income attributable to Artio Global Investors by Adjusted weighted average diluted shares (see the “Adjusted Performance Measures” section of this MD&A).
Operating Indicators
Our revenues are driven by the amount and composition of our AuM, as well as by our fee structure. As a result, management closely monitors our AuM. We believe average AuM is more useful than quarter-end AuM in analyzing performance during a period, as most of our fees are calculated based on daily or monthly AuM, rather than quarter-end balances of AuM.
Net client cash flows represent purchases by new or existing clients, less redemptions. Our net client cash flows are driven by the performance of our investment strategies relative to their respective benchmark and/or peers, absolute levels of performance, competitiveness of our fee rates, the success of our marketing and client service efforts, as well as clients’ appetite for risk and the state of equity and fixed income markets overall. Our net client cash flows also reflect client-specific actions, such as portfolio rebalancing or decisions to change investment portfolio managers. Net client cash outflows were $4.5 billion in the three months ended June 30, 2011, and $7.8 billion in the six months ended June 30, 2011. Gross client cash outflows increased $1.2 billion in the three months ended June 30, 2011, and $3.7 billion in the six months ended June 30, 2011, compared to the corresponding periods in 2010. In our view, this reflects a variety of contributing factors, including underperformance in our International Equity strategies, client rebalancing decisions, asset reallocations and clients adopting a different investment approach. However, in the most recent quarter, we believe underperformance was the primary factor driving net client cash outflows.

29   Artio Global Investors Inc. Second Quarter 2011 Form 10-Q

As of June 30, 2011, AuM of $46.8 billion had decreased 4% from June 30, 2010, due primarily to net client cash outflows, partially offset by market appreciation.
Financial Indicators
Management reviews certain financial ratios to monitor progress with internal forecasts, monitor our business drivers and compare our firm with others in the asset management industry. The effective fee rate represents the amount of investment management fees we earn divided by the average dollar value of AuM we manage. We use this information to evaluate the contribution of our products to revenue. Adjusted operating and Operating EBITDA margins are important indicators of our profitability and the efficiency of our business model. (See the “Adjusted Performance Measures” section of this MD&A for a discussion of financial indicators not prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”).) Other ratios shown in the table on page 29 allow us to review expenses in comparison with our revenues.
Our effective fee rate of 63.0 basis points has remained relatively stable in recent quarterly periods.
Our Adjusted operating income and Operating EBITDA margins in the three months and six months ended June 30, 2011, decreased compared to the corresponding periods in 2010, as expenses increased while revenue decreased. Although the decline in AuM in the last year has impacted our revenues, we continued to generate solid Adjusted operating income and Operating EBITDA margins, which we believe reflects the strength of our business model and the variability of a substantial portion of our expense base.
Adjusted Performance Measures
Certain of our financial indicators are adjusted versions of balances in our consolidated financial statements and are not prepared in conformity with GAAP. We believe these adjusted financial indicators are meaningful as they are more representative of our ongoing expense base than their GAAP counterparts. We exclude the amortization expense associated with equity awards granted to employees at the time of our initial public offering (“IPO”) in 2009. We also present Adjusted net income attributable to Artio Global Investors per diluted share, which assumes the full exchange of our Principals’ non-controlling interests for Class A common stock at the beginning of each period presented. (This adjustment does not conform with GAAP, for those periods in which the shares are antidilutive. In such periods, the adjustment has the effect of increasing earnings per share.) These adjustments are reflected in Adjusted operating income, Adjusted operating margin, Operating EBITDA, Operating EBITDA margin, Adjusted compensation ratio, Adjusted net income attributable to Artio Global Investors and Adjusted diluted earnings per share. We have adjusted Income taxes to reflect the appropriate effective tax rate for each period after taking into consideration these non-GAAP adjustments.

Artio Global Investors Inc. Second Quarter 2011 Form 10-Q   30

The following table reconciles Employee compensation and benefits to Adjusted compensation, Operating income before income tax expense to Adjusted operating income, Net income to Operating EBITDA, and Net income attributable to Artio Global Investors to Adjusted net income attributable to Artio Global Investors.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010
Employee compensation and benefits	$26	$25	$54	$50
Less compensation adjustments:
Amortization expense of IPO-related restricted stock unit grants	2	3	5	6

Total compensation adjustments	2	3	5	6

Adjusted compensation	$24	$22	$49	$44

Operating income before income tax expense	$37	$42	$76	$88
Add: total compensation adjustments	2	3	5	6

Adjusted operating income	$39	$45	$81	$94

Net income	$22	$26	$45	$56
Less: interest income	(1)	—	(1)	—
Add: interest expense	1	1	1	1
Add: income taxes	15	16	32	31
Add: depreciation and amortization	5	3	10	8

EBITDA	42	46	87	96
Less: other non-operating (income) loss(a)	—	—	—	—

Operating EBITDA	$42	$46	$87	$96

Net income attributable to Artio Global Investors	$21	$19	$43	$38
Add: net income attributable to non- controlling interests in Holdings	1	7	1	18
Add: total compensation adjustments	2	3	5	6
Tax impact of adjustments	(1)	(4)	(2)	(10)

Adjusted net income attributable to Artio Global Investors	$23	$25	$47	$52

Weighted average diluted shares	59	60	58	47
Adjusted weighted average diluted shares(b)	60	60	60	60

(a)	Other non-operating income (loss) represents primarily gains and losses on investments of the Consolidated Investment Products.

(b)	Adjusted weighted average diluted shares assumes that the Principals had exchanged all of their non-voting Class A member interests in Holdings (“New Class A Units”) for Class A common stock.
Assets under Management (“AuM”)
Changes to our AuM, the distribution of our AuM among our investment products and investment strategies, and the effective fee rates on our products, all affect our operating results from one period to another.
The amount and composition of our AuM are, and will continue to be, influenced by a variety of factors including, among other things:
•	investment performance, including our investment decisions and fluctuations in both the financial markets and foreign currency exchange rates;

•	client cash flows into and out of our investment products;

•	the mix of AuM among our various strategies; and

31   Artio Global Investors Inc. Second Quarter 2011 Form 10-Q

•	our introduction or closure of investment strategies and products.
Our core asset classes are:
•	International Equity;
•	Global Equity;
•	U.S. Equity;
•	High Grade Fixed Income;
•	High Yield; and
•	Local Emerging Markets Debt.
Investors invest in our strategies through the investment vehicles set forth in the following table.
The following table sets forth a summary of our AuM by investment vehicle type as of June 30, 2011 and 2010.

	As of June 30,		As a % of AuM as of June 30,
(in millions, except percentages)	2011	2010	2011	2010

Proprietary Funds(a)
A shares	$6,490	$6,691
I shares(b)	14,702	14,339

Total	21,192	21,030	45.2%	42.9%
Institutional commingled funds	8,285	7,842	17.7	16.0
Separate accounts	14,221	16,001	30.4	32.7
Sub-advisory accounts	3,137	4,122	6.7	8.4

Ending AuM	$46,835	$48,995	100.0%	100.0%

(a)	Proprietary Funds include both SEC-registered funds and private offshore funds. SEC-registered mutual funds within our proprietary funds are: Artio International Equity Fund; Artio International Equity Fund II; Artio Total Return Bond Fund; Artio Global High Income Fund; Artio Global Equity Fund Inc.; Artio U.S. Microcap Fund; Artio U.S. Midcap Fund; Artio U.S. Multicap Fund; Artio U.S. Smallcap Fund; and Artio Local Emerging Markets Debt Fund.

(b)	Amounts invested in private offshore funds and in the hedge fund are categorized as “I” shares.
The different fee structures associated with each type of investment vehicle make the composition of our AuM an important determinant of the investment management fees we earn. We typically earn higher effective investment management fee rates from our proprietary funds and institutional commingled funds as compared to our separate and sub-advised accounts.

Artio Global Investors Inc. Second Quarter 2011 Form 10-Q   32

The following table sets forth the changes in AuM by investment vehicle type.

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except percentages)	2011	2010	% Change	2011	2010	% Change
Proprietary Funds:
Beginning AuM	$22,854	$24,751	(8)%	$23,013	$24,482	(6)%
Gross client cash inflows	1,136	1,657	(31)	2,924	3,678	(21)
Gross client cash outflows	(2,739)	(2,844)	4	(5,212)	(4,839)	(8)

Net client cash flows	(1,603)	(1,187)	(35)	(2,288)	(1,161)	(97)
Transfers between investment vehicles	—	—	—	—	—	—

Total client cash flows	(1,603)	(1,187)	(35)	(2,288)	(1,161)	(97)
Market appreciation (depreciation)	(59)	(2,534)	98	467	(2,291)	120

Ending AuM	21,192	21,030	1	21,192	21,030	1

Institutional Commingled Funds:
Beginning AuM	9,374	9,256	1	9,236	9,198	—
Gross client cash inflows	104	166	(37)	257	468	(45)
Gross client cash outflows	(1,149)	(534)	(115)	(1,573)	(796)	(98)

Net client cash flows	(1,045)	(368)	(184)	(1,316)	(328)	*
Transfers between investment vehicles	(22)	—	—	188	—	—

Total client cash flows	(1,067)	(368)	(190)	(1,128)	(328)	*
Market appreciation (depreciation)	(22)	(1,046)	98	177	(1,028)	117

Ending AuM	8,285	7,842	6	8,285	7,842	6

Separate Accounts:
Beginning AuM	14,768	17,786	(17)	16,801	17,854	(6)
Gross client cash inflows	31	685	(95)	166	1,103	(85)
Gross client cash outflows	(677)	(906)	25	(2,917)	(1,473)	(98)

Net client cash flows	(646)	(221)	(192)	(2,751)	(370)	*
Transfers between investment vehicles	22	—	—	(188)	—	—

Total client cash flows	(624)	(221)	(182)	(2,939)	(370)	*
Market appreciation (depreciation)	77	(1,564)	105	359	(1,483)	124

Ending AuM	14,221	16,001	(11)	14,221	16,001	(11)

Sub-advisory Accounts:
Beginning AuM	4,332	4,624	(6)	4,357	4,459	(2)
Gross client cash inflows	66	380	(83)	217	693	(69)
Gross client cash outflows	(1,300)	(419)	*	(1,620)	(554)	(192)

Net client cash flows	(1,234)	(39)	*	(1,403)	139	*
Transfers between investment vehicles	—	—	—	—	—	—

Total client cash flows	(1,234)	(39)	*	(1,403)	139	*
Market appreciation (depreciation)	39	(463)	108	183	(476)	138

Ending AuM	3,137	4,122	(24)	3,137	4,122	(24)

Total AuM:
Beginning AuM	51,328	56,417	(9)	53,407	55,993	(5)
Gross client cash inflows	1,337	2,888	(54)	3,564	5,942	(40)
Gross client cash outflows	(5,865)	(4,703)	(25)	(11,322)	(7,662)	(48)

Net client cash flows	(4,528)	(1,815)	(149)	(7,758)	(1,720)	*
Transfers between investment vehicles	—	—	—	—	—	—

Total client cash flows	(4,528)	(1,815)	(149)	(7,758)	(1,720)	*
Market appreciation (depreciation)	35	(5,607)	101	1,186	(5,278)	122

Ending AuM	$46,835	$48,995	(4)	$46,835	$48,995	(4)

*Calculation not meaningful.

33   Artio Global Investors Inc. Second Quarter 2011 Form 10-Q

Net client cash flows across all investment vehicles decreased $2.7 billion during the three months ended June 30, 2011, compared to the corresponding period in 2010, mainly as a result of:
•	a $1.5 billion increase in our International Equity II strategy’s net client cash outflows;

•	a $0.6 billion decrease in our High Grade Fixed Income strategy’s net client cash inflows, as the three months ended June 30, 2011, had net client cash outflows, primarily due to a $0.4 billion redemption of a sub-advised low margin short-term U.S. dollar fixed income account, compared to net client cash inflows in the corresponding period in 2010; and

•	a $0.4 billion increase in our International Equity I strategy’s net client cash outflows.
Net client cash flows across all investment vehicles decreased $6.0 billion during the six months ended June 30, 2011, compared to the corresponding period in 2010, mainly as a result of:
•	a $2.8 billion increase in our International Equity II strategy’s net client cash outflows;

•	a $1.5 billion increase in our International Equity I strategy’s net client cash outflows;

•	a $0.7 billion decrease in our High Yield strategy’s net client cash inflows;

•	a $0.5 billion decrease in our High Grade Fixed Income strategy’s net client cash flows, as the six months ended June 30, 2011, had net client cash outflows compared to net client cash inflows in the corresponding period in 2010;

•	a $0.3 billion decrease in our Global Equity strategy’s net client cash flows, as the six months ended June 30, 2011, had net client cash outflows compared to net client cash inflows in the corresponding period in 2010; and

•	a $0.2 billion decrease in our U.S. Equity strategy’s net client cash flows, as the six months ended June 30, 2011, had net client cash outflows compared to net client cash inflows in the corresponding period in 2010.
Market appreciation for the three months and six months ended June 30, 2011, compared to the corresponding periods in 2010, was primarily attributable to the following strategies:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except percentages)	2011	2010	% Change	2011	2010	% Change
Market appreciation (depreciation):
International Equity I	$(69)	$(2,476)	97%	$278	$(2,416)	112%
International Equity II	(28)	(2,880)	99	423	(2,892)	115
Other strategies	132	(251)	153	485	30	*

Total market appreciation (depreciation)	$35	$(5,607)	101	$1,186	$(5,278)	122

*Calculation not meaningful.
The MSCI AC World ex USA Index increased 0.4% during the three months ended June 30, 2011, and decreased by 12.5% during the three months ended June 30, 2010. In the three months ended June 30, 2011, the gross performances of our International Equity I strategy trailed the index by 0.7% and our International Equity II strategy trailed the index by 0.6%. In the three months ended June 30, 2010, the gross performances of our International Equity I strategy was ahead of the index by 0.6% and our International Equity II strategy was ahead of the index by 0.7%.
The MSCI AC World ex USA Index increased 3.8% during the six months ended June 30, 2011, and decreased by 11.1% during the six months ended June 30, 2010. In the six months ended June 30, 2011, the gross performances of our International Equity I and International Equity II strategies each trailed the index by 1.9%. In the six months ended June 30, 2010, the gross performances of our International Equity I strategy trailed the index by 0.3% and our International Equity II strategy trailed the index by 0.6%.
Absolute returns for our International Equity strategies and the index were positive for the first half of 2011, as the major international indices, with the exception of Japan, moved higher. In the second quarter of 2011, absolute returns for the strategies were slightly negative versus the index, which was modestly positive. The returns of our International Equity strategies trailed the index for the quarter and the six months ended June 30, 2011, but in the month of June the strategies outperformed the index.
Artio Global Investors Inc. Second Quarter 2011 Form 10-Q   34

Returns for the quarter and the first half of 2011 were negatively impacted by stock selection within the materials sector, particularly within gold mining companies, which underperformed the underlying commodity. Within the developed market financial sector, the underweight to the eurozone was helpful during the second quarter as the sovereign debt crisis worsened; however over the six month period, the sector detracted from relative results due to stock selection. Positions held within the developed market industrials sector had a positive impact for the second quarter and first half of 2011, particularly due to strength in airports. Within emerging markets, for the second quarter and for the first half of 2011, results were mixed. Stock selection in China and Korea was positive, whereas the overall impact of our positioning in Brazil and Russia detracted from returns. Taiwan, which supported results for the first half, detracted from returns in the second quarter. India had a positive impact for the quarter, whereas it modestly detracted over the six month period. Given the events within Japan, the underweighting to this market proved beneficial to results for the second quarter and first half of 2011.
Proprietary Funds
Net client cash flows related to proprietary funds decreased $0.4 billion during the three months ended June 30, 2011, compared to the corresponding period in 2010, mainly as a result of:
•	a $0.3 billion increase in our International Equity II Fund’s net client cash outflows; and

•	a $0.2 billion increase in our International Equity I Fund’s net client cash outflows.
Net client cash flows related to proprietary funds decreased $1.1 billion during the six months ended June 30, 2011, compared to the corresponding period in 2010, mainly as a result of:
•	a $0.5 billion increase in our International Equity II Fund’s net client cash outflows;

•	a $0.3 billion increase in our International Equity I Fund’s net client cash outflows; and

•	a $0.2 billion decrease in our Global High Income Fund’s net client cash inflows.
Institutional Commingled Funds
Net client cash flows related to institutional commingled funds decreased $0.7 billion during the three months ended June 30, 2011, compared to the corresponding period in 2010, mainly as a result of:
•	a $0.5 billion increase in our International Equity II vehicles’ net client cash outflows; and

•	a $0.2 billion increase in our International Equity I vehicles’ net client cash outflows.
Net client cash flows related to institutional commingled funds decreased $1.0 billion during the six months ended June 30, 2011, compared to the corresponding period in 2010, mainly as a result of:
•	a $0.6 billion increase in our International Equity II vehicles’ net client cash outflows; and

•	a $0.3 billion increase in our International Equity I vehicles’ net client cash outflows.
Separate Accounts
Net client cash flows related to separate accounts decreased $0.4 billion during the three months ended June 30, 2011, compared to the corresponding period in 2010, mainly as a result of:
•	a $0.2 billion increase in our International Equity II strategy’s net client cash outflows; and

•	a $0.2 billion decrease in our High Grade Fixed Income strategy’s net client cash inflows.
Net client cash flows related to separate accounts decreased $2.4 billion during the six months ended June 30, 2011, compared to the corresponding period in 2010, mainly as a result of:
•	a $1.0 billion increase in our International Equity II strategy’s net client cash outflows;

•	a $0.8 billion increase in our International Equity I strategy’s net client cash outflows;
35   Artio Global Investors Inc. Second Quarter 2011 Form 10-Q

•	a $0.3 billion decrease in our Global Equity strategy’s net client cash flows, as the six months ended June 30, 2011, had net client cash outflows compared to net client cash inflows in the corresponding period in 2010; and

•	a $0.2 billion decrease in our High Yield strategy’s net client cash flows, as the six months ended June 30, 2011, had net client cash outflows compared to net client cash inflows in the corresponding period in 2010.
Sub-advisory Accounts
Net client cash flows related to sub-advised accounts decreased $1.2 billion during the three months ended June 30, 2011, compared to the corresponding period in 2010, mainly as a result of:
•	a $0.5 billion increase in our International Equity II strategy’s net client cash outflows; and

•	a $0.5 billion decrease in our High Grade Fixed Income strategy’s net client cash flows as the three months ended June 30, 2011, had net client cash outflows, primarily due to a $0.4 billion redemption of a low margin short-term U.S. dollar fixed income account, compared to net client cash inflows in the corresponding period in 2010.
Net client cash flows related to sub-advised accounts decreased $1.5 billion during the six months ended June 30, 2011, compared to the corresponding period in 2010, as a result of:
•	a $0.7 billion increase in our International Equity II strategy’s net client cash outflows;

•	a $0.4 billion increase in our low margin short-term U.S. dollar fixed income products’ net client cash outflows; and

•	a $0.4 billion decrease in our High Yield strategy’s net client cash flows, as the six months ended June 30, 2011, had net client cash outflows compared to net client cash inflows in the corresponding period in 2010.
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
The following table sets forth average AuM, the effective fee rate and Total revenues and other operating income for the three months and six months ended June 30, 2011.

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except for Average AuM,
effective fee rate and percentages)	2011	2010	% Change		2011	2010	% Change
Average AuM (in millions)	$49,783	$53,001		(6)%	$51,206	$53,490		(4)%

Effective fee rate (basis points)	63.0	63.4	(0.4	)bp	63.0	63.8	(0.8	)bp

Investment management fees	$78,209	$83,841		(7)%	$159,985	$169,128		(5)%
Net gains on funds held for deferred compensation	(56)	(461)		88	363	(140)		*
Foreign currency gains (losses)	(2)	(45)		96	(20)	(22)		9

Total revenues and other operating income	$78,151	$83,335		(6)	$160,328	$168,966		(5)

*   Calculation not meaningful.
Total revenues and other operating income decreased by $5.2 million for the three months ended June 30, 2011, compared to the corresponding period in 2010, due primarily to a 6% decline in average AuM.
Artio Global Investors Inc. Second Quarter 2011 Form 10-Q   36

Total revenues and other operating income decreased by $8.6 million for the six months ended June 30, 2011, compared to the corresponding period in 2010, due primarily to a 4% decline in average AuM.
There were no performance fees in the three months and six months ended June 30, 2011. Performance fees as a percentage of Total revenues and other operating income were less than 1% for the three months and six months ended June 30, 2010.
Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except percentages)	2011	2010	% Change	2011	2010	% Change

Employee compensation and benefits	$25,812	$24,647	5%	$53,830	$49,816	8%
Shareholder servicing and marketing	5,163	5,598	(8)	10,028	10,146	(1)
General and administrative	10,357	10,445	(1)	20,529	20,730	(1)

Total operating expenses	$41,332	$40,690	2	$84,387	$80,692	5

Operating expenses increased by $0.6 million for the three months ended June 30, 2011, compared to the corresponding period in 2010, mainly due to increased employee compensation costs, partially offset by lower shareholder servicing and marketing costs.
Operating expenses increased by $3.7 million for the six months ended June 30, 2011, compared to the corresponding period in 2010, mainly due to increased employee compensation costs.
Employee Compensation and Benefits
Employee compensation and benefits increased $1.2 million for the three months ended June 30, 2011, compared to the corresponding period in 2010, due primarily to increased amortization expenses related to deferred incentive compensation awards and accruals related to our long-term incentive program, partially offset by a decrease in current year incentive compensation awards. Salary and related benefit costs also increased, resulting from our decision to selectively increase headcount during 2010.
Employee compensation and benefits increased $4.0 million for the six months ended June 30, 2011, compared to the corresponding period in 2010, due primarily to increased amortization expense related to deferred incentive compensation awards and share-based compensation, partially offset by a decrease in current year incentive compensation accruals. Salary and related benefit costs increased, resulting from our decision to selectively increase headcount during 2010 and 2011.
Shareholder Servicing and Marketing
Shareholder servicing and marketing expenses decreased $0.4 million for the three months ended June 30, 2011, compared to the corresponding period in 2010, due primarily to lower marketing and custody costs.
Shareholder servicing and marketing expenses decreased $0.1 million for the six months ended June 30, 2011, compared to the corresponding period in 2010, due primarily to lower marketing expenses, partially offset by increased platform charges.
General and Administrative
General and administrative expenses were relatively unchanged as compared to the corresponding periods in 2010. In 2010, we had higher professional fees relating to our secondary stock offering in June 2010.
37   Artio Global Investors Inc. Second Quarter 2011 Form 10-Q

Non-operating Income (Loss)
Non-operating income (loss) primarily results from income on seed money investments, including the results from the Consolidated Investment Products, and interest expense incurred on borrowings under our term credit facility. The following table sets forth Non-operating income (loss).

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2011	2010	% Change		2011	2010	% Change
Interest income – the Consolidated Investment Products	$ 728	$—	*	%	$1,295	$—	*	%
Interest expense	(501)	(659)	24		(1,027)	(1,320)	22
Net gains (losses) – the Consolidated Investment Products and other seed money investments	(290)	—	*		242	—	*
Expenses of the Consolidated Investment Products and other seed money investments	(93)	—	*		(102)	—	*
Other income	—	11	*		1	11	(91)

Total non-operating income (loss)	$(156)	$(648)	76		$409	$(1,309)	131

*   Calculation not meaningful.
Non-operating losses in the second quarter of 2011 decreased, due primarily to the inclusion of the results of the Consolidated Investment Products and other seed money investments, which did not exist in the second quarter of 2010, and lower interest expense on our borrowing under our term credit facility, resulting from the partial pay-down of debt.
We recorded non-operating income for six months ended June 30, 2011, compared to a non-operating loss in the corresponding period in 2010, due primarily to the inclusion of the results of the Consolidated Investment Products and other seed money investments, which did not exist in the first half of 2010, and lower interest expense on our borrowing under our term credit facility, resulting from the partial pay-down of debt.
Income Taxes
Investors is organized as a Delaware corporation, and therefore is subject to U.S. Federal, state and local income taxes. As a member of Holdings, Investors incurs U.S. Federal, state and local income taxes on its allocable share of income of Holdings, including Holdings’ wholly owned subsidiaries.
Our effective tax rates were 41% for the three months ended June 30, 2011, and 38% for the three months ended June 30, 2010. Our effective tax rates were 41% for the six months ended June 30, 2011, and 35% for the six months ended June 30, 2010.
Our effective tax rate would have been approximately 41% for the three months ended June 30, 2011, and 42% for the six months ended June 30, 2011, had the Principals exchanged all of their New Class A Units at the beginning of the respective periods.
Artio Global Investors Inc. Second Quarter 2011 Form 10-Q   38

Liquidity and Capital Resources
Working Capital
Below is a table showing our net liquid assets, excluding the Consolidated Investment Products.

	As of June 30,	As of December 31,
(in thousands, except percentages)	2011	2010	% Change
Cash and cash equivalents	$67,882	$79,232	(14)%
Investments, fair value - Artio Global funds held for deferred compensation	11,840	9,069	31
Fees receivable and accrued fees, net of allowance for doubtful accounts	48,566	54,373	(11)
Income tax receivable	12,106	8,586	41

	140,394	151,260	(7)

Less:
Term loan due within one year	(18,000)	(18,000)	—
Accrued compensation and benefits	(21,311)	(39,256)	46
Accounts payable and accrued expenses	(7,224)	(7,761)	(7)
Accrued income taxes payable	(3,698)	(4,749)	22

Working capital	$90,161	$81,494	11

In the first half of 2011, we made seed money investments of $24.0 million, paid $5.0 million to our principals under the tax receivable agreement, repaid $9.0 million in borrowings under our term credit facility and paid 2010 incentive compensation awards, which were accrued during 2010.
In December 2010, our Board of Directors authorized a share repurchase program of up to 3.0 million shares of our common stock, which will expire on December 31, 2013. As of June 30, 2011, we had not repurchased any shares under this program.
On July 25, 2011, our Board of Directors declared a dividend of $0.06 per share to be paid on August 24, 2011, to holders of record of our Class A and Class C common stock at the close of business on August 10, 2011. To provide funding for the dividend payable to the holders of record of our Class A and Class C common stock, a distribution by Holdings of $0.06 per New Class A Unit will be paid to all members of Holdings, including the Principals.
Our working capital requirements historically have been met through operating cash flows. We believe our current working capital and $100.0 million revolving credit facility are sufficient to meet our current obligations and support our organic growth initiatives. We did not use the revolving credit facility during the six months ended June 30, 2011 or 2010.
Debt
In September 2009, Holdings entered into a $110.0 million credit facility consisting of a $60 million three-year term credit facility and a $50.0 million three-year revolving credit facility. In October 2009, we borrowed $60 million under the term credit facility and began quarterly repayments in December 2010. In January 2011, Holdings increased the capacity of its revolving credit facility from $50.0 million to $100.0 million. As of June 30, 2011, we have repaid $13.5 million on our borrowings under the term credit facility.
The credit facility agreement also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends and fundamental corporate changes. As of June 30, 2011, our consolidated leverage ratio was 0.3:1 and our consolidated interest coverage ratio was 74:1, each in compliance with our debt covenants.
Our average outstanding borrowings under the term credit facility were $52.8 million in the six months ended June 30, 2011. We have not borrowed under the revolving credit facility.
39   Artio Global Investors Inc. Second Quarter 2011 Form 10-Q

Cash Flows
The following table sets forth our cash flows for the first six months of 2011 and 2010.

	Six Months Ended June 30,
(in thousands, except percentages)	2011	2010	% Change
Cash flow data:
Net cash provided by (used in) operating activities	$(1,596)	$49,252	(103)%
Net cash used in investing activities	(3,517)	(1,141)	*
Net cash used in financing activities	(6,102)	(17,165)	64
Effect of exchange rate changes on cash	(20)	(22)	9

Net increase (decrease) in cash and cash equivalents	$(11,235)	$30,924	(136)

* Calculation not meaningful.
Net cash used in operating activities was $1.6 million in the six months ended June 30, 2011, compared to Net cash provided by operating activities of $49.3 million in the corresponding period in 2010, primarily reflecting $5.0 million paid to the Principals under the tax receivable agreement, higher incentive compensation payments, and net investment purchases of $38.5 million by the Consolidated Investment Products that were funded with $11.3 million of contributions from non-controlling interests (reflected as financing cash flows).
Net cash used in investing activities increased $2.4 million in the six months ended June 30, 2011, compared to the corresponding period in 2010, primarily reflecting an increase in investments held for deferred compensation.
Net cash used by financing activities decreased $11.1 million in the six months ended June 30, 2011, compared to the corresponding period in 2010, primarily reflecting capital contributions to the Consolidated Investment Products and lower distributions paid to non-controlling interests, partially offset by a $9.0 million repayment of the borrowing under the term credit facility in 2011.
Deferred Taxes
The majority of our deferred tax assets are from the step-up in tax basis resulting from the exchanges of New Class A Units and are recoverable over a 15-year period. Recovery will depend on our ability to generate sufficient taxable income. These deferred tax assets would require an annual average taxable income of $32.8 million (at an estimated effective tax rate of 40%) to be recovered in full. Based on several factors, including historical taxable income and current levels of AuM, we believe that it is more likely than not that there will be sufficient annual taxable income to realize the deferred tax asset and, therefore, no valuation allowance is necessary. We realized $5.8 million of this deferred tax asset in 2010 and expect to realize approximately $8.8 million of this deferred tax asset in 2011.
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
Off-Balance Sheet Arrangements
The Consolidated Investment Products held credit default swaps, foreign exchange forward contracts and options as of June 30, 2011. As of June 30, 2011, the aggregate notional/nominal amount of credit default swaps, foreign exchange forward contracts and foreign exchange future contracts was $32.7 million. (See Notes to the Consolidated Financial Statements, Note 6. Derivative Contracts.)

Artio Global Investors Inc. Second Quarter 2011 Form 10-Q   40

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
Our AuM was $46.8 billion as of June 30, 2011. Assuming a 10% increase or decrease in the value of the AuM and the change being proportionally distributed over all our products, the fair value would increase or decrease by $4.7 billion, which would cause an annualized increase or decrease in Total revenues and other operating income of approximately $29.5 million at our current effective fee rate.
We have not adopted a corporate-level risk management policy regarding the hedging of client assets, nor have we historically attempted to hedge revenue risks that would arise from fluctuations in the fair value of separate client portfolios or our overall AuM.
Investments
We are subject to market risk from a decline in the price of investments that we own to fund future deferred compensation liabilities, as well as from changes in the price of investments held by our seed money investments.

41   Artio Global Investors Inc. Second Quarter 2011 Form 10-Q

As of June 30, 2011, the securities we own to fund future deferred compensation liabilities consisted of Artio Global Funds. Management regularly monitors the value of these investments; however, we have not adopted a specific risk management policy to manage the associated market risk. Gains or losses on investments that we own to manage future deferred compensation liabilities match the related adjustments to compensation expense over the entire service period of the deferred compensation, but will not match in any single fiscal period.
As of June 30, 2011, the securities owned by the Consolidated Investment Products and other seed money investments, net of investments sold, not yet purchased, consisted primarily of equity securities, corporate bonds, term loans and asset-backed securities. The fair value of these investments was $64.2 million as of June 30, 2011. Assuming a 10% increase or decrease in the values of these investments, the fair value would increase or decrease by $6.4 million as of June 30, 2011.
Exchange Rate Risk
A substantial portion of the accounts that we advise, or sub-advise, hold investments that are exposed to currencies other than the U.S. dollar. These client portfolios may hold currency forwards or other derivative instruments. The fair value of these investments and instruments are affected by movements in the rate of exchange between the U.S. dollar and the underlying foreign currency. Such movements in exchange rates affect the fair value of assets held in accounts we manage, thereby affecting the amount of revenue we earn. The fair value of the assets we manage was $46.8 billion as of June 30, 2011. The U.S. dollar fair value of AuM would decrease, with an increase in the value of the U.S. dollar, or increase, with a decrease in the value of the U.S. dollar. Our exposure to foreign currencies may change significantly on a daily basis, therefore, our average daily foreign currency exposure may be significantly different than at period end. A 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of the AuM by $3.5 billion, which would cause an annualized increase or decrease in Total revenues and other operating income of $21.8 million. As of June 30, 2011, approximately 74% of our AuM had exposure to currencies other than the U.S. dollar.
The composition of the exposure within our AuM approximates:

As of
June 30, 2011
Euro	16%
British pound	12
Japanese yen	7
Hong Kong dollar	8
Canadian dollar	5
Other (representing approximately 43 currencies)	26

74%

The net assets of the Consolidated Investment Products held as of June 30, 2011, were primarily denominated in U.S. dollars. The investments held in relation to the deferred compensation plan include Artio Global Funds whose underlying assets are primarily non-dollar denominated. The effect of a 10% change in exchange rates on such securities would not have a material effect on the financial statements.
The composition of the non-U.S. dollar exposure from the Consolidated Investment Products approximates:

As of
June 30, 2011
Malaysian ringgit	5%
South African rand	5
Brazilian real	4
Indonesian rupiah	4
Mexican peso	4
Other (representing approximately 11 currencies)	17

39%

Artio Global Investors Inc. Second Quarter 2011 Form 10-Q   42

Interest Rate Risk
The Consolidated Investment Products and certain of the accounts we advise or sub-advise own fixed income securities. Further, from time to time, we may invest our excess cash balances in short-term U.S. government fixed income securities. Interest rate changes affect the fair value of such investments or the revenue we earn from them.
Assuming a 100 basis point increase or decrease in interest rates, we estimate that the value of the fixed income securities we manage or sub-advise would change by approximately $418.3 million. The impact of such changes would not be material to our revenues or net income.
In connection with borrowings under our $60 million term credit facility, assuming a 100 basis point increase or decrease in the LIBOR rate, the impact of such a change would not be material to our net income.
Item 4. Controls and Procedures.
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to information required to be disclosed in our periodic reports filed with the SEC.
During our most recent fiscal quarter, no changes have occurred in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Investors’ share repurchase activity for each of the three months in the period ended June 30, 2011, was as follows:

			Total Number of	Approximate
			Shares Purchased	Shares that May
	Total Number of		as Part of Publicly	Yet be Purchased
	Shares	Average Price Paid	Announced Plans	Under the Plans or
Period	Repurchased(a)	Per Share	or Programs(a)	Programs(a)
April 1, 2011 through April 30, 2011	—	$—	—	3,000,000
May 1, 2011 through May 31, 2011	—	—	—	3,000,000
June 30, 2011 through June 30, 2011	—	—	—	3,000,000

For the quarter ended June 30, 2011	—	—	—	3,000,000

43   Artio Global Investors Inc. Second Quarter 2011 Form 10-Q

(a)	In December 2010, our Board of Directors authorized a share repurchase program of up to 3.0 million shares of our common stock, which expires on December 31, 2013. As of June 30, 2011, we have not repurchased any shares under this program.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. (Removed and Reserved).
Item 5. Other Information.
Item 6. Exhibits.

1) Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2) Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

3) Exhibit 32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

4) Exhibit 32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

5) Exhibit 101:

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema

EX-101.CAL	XBRL Taxonomy Calculation Linkbase

EX-101.LAB	XBRL Taxonomy Label Linkbase

EX-101.PRE	XBRL Taxonomy Presentation Linkbase

EX-101.DEF	XBRL Taxonomy Definition Document

Artio Global Investors Inc. Second Quarter 2011 Form 10-Q   44

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on August 8, 2011.

Artio Global Investors Inc.
By:	/s/ Francis Harte
	Name:	Francis Harte
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

45   Artio Global Investors Inc. Second Quarter 2011 Form 10-Q