Form 10-Q
period 2011-09-30
Artio Global Investors Inc.
filed 2011-11-08
CIK 1419178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of October 31, 2011, there were 58,051,113 shares outstanding of the registrant’s Class A common stock, par value $0.001 per share, 1,200,000 shares outstanding of the registrant’s Class B common stock, par value $0.001 per share, and no shares outstanding of the registrant’s Class C common stock, par value $0.01 per share.

Artio Global Investors Inc.
1  Artio Global Investors Inc. Third Quarter 2011 Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Consolidated Statements of Financial Position
(Unaudited)

	As of
(in thousands, except for share amounts)	September 30, 2011	December 31, 2010
ASSETS
Cash	$91,971	$80,043
Investments, at fair value:
Artio Global funds held for deferred compensation	9,834	9,069
Investments owned by the Consolidated Investment Products, and other seed money investments	57,499	25,959
Fees receivable and accrued fees, net of allowance for doubtful accounts	41,612	54,373
Deferred taxes	197,107	198,863
Income taxes receivable	13,051	8,586
Other assets	13,234	11,554

Total assets	$424,308	$388,447

LIABILITIES AND EQUITY
Debt:
Term loan	$42,000	$55,500
Due to prime broker by the Consolidated Investment Products	2,230	1,959
Accrued compensation and benefits	29,487	39,256
Accounts payable and accrued expenses	5,610	7,761
Investments sold, not yet purchased by the Consolidated Investment Products, at fair value	4,937	1,288
Accrued income taxes payable	4,411	4,749
Due under tax receivable agreement	162,092	167,058
Other liabilities	4,729	4,593

Total liabilities	255,496	282,164

Commitments and contingencies (Note 11)

Common stock:
Class A common stock (500,000,000 shares authorized, 2011 – 58,051,113 shares issued and outstanding; 2010 – 41,552,328 shares issued and outstanding)	58	42
Class B common stock (50,000,000 shares authorized, 2011 and 2010 – 1,200,000 shares issued and outstanding)	1	1
Class C common stock (210,000,000 shares authorized, 2011 – no shares issued and outstanding ; 2010 – 16,755,844 shares issued and outstanding)	—	168
Additional paid-in capital	624,958	613,065
Accumulated deficit	(471,321)	(509,629)

Total stockholders’ equity	153,696	103,647
Non-controlling interests in Holdings	1,622	1,505
Non-controlling interests in the Consolidated Investment Products	13,494	1,131

Total equity	168,812	106,283

Total liabilities and equity	$424,308	$388,447

See accompanying notes to unaudited consolidated financial statements.
Artio Global Investors Inc. Third Quarter 2011 Form 10-Q 2

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,
(in thousands, except per share information)	2011	2010
Revenues and other operating income:
Investment management fees	$65,576	$80,173
Net gains (losses) on funds held for deferred compensation	(1,798)	722
Foreign currency gains	6	35

Total revenues and other operating income	63,784	80,930

Expenses:
Employee compensation and benefits	28,387	24,772
Shareholder servicing and marketing	4,708	5,031
General and administrative	9,470	11,224

Total expenses	42,565	41,027

Operating income before income tax expense	21,219	39,903
Non-operating loss:
Interest income – the Consolidated Investment Products	1,019	33
Interest expense	(461)	(607)
Net gains (losses) – the Consolidated Investment Products and other seed money investments	(6,554)	145
Expenses – the Consolidated Investment Products and other seed money investments	(196)	(5)
Other income	2	3

Total non-operating loss	(6,190)	(431)

Income before income tax expense	15,029	39,472
Income taxes	9,753	18,717

Net income	5,276	20,755
Net income attributable to non-controlling interests in Holdings	319	756
Net loss attributable to non-controlling interests in the Consolidated Investment Products	(1,456)	—

Net income attributable to Artio Global Investors	$6,413	$19,999

Per share information:
Basic net income attributable to Artio Global Investors	$0.11	$0.34

Diluted net income attributable to Artio Global Investors	$0.11	$0.34

Weighted average shares used to calculate per share information:
Basic	58,157	58,679

Diluted	58,403	59,012

Dividends per basic share declared	$0.06	$0.06

See accompanying notes to unaudited consolidated financial statements.
3 Artio Global Investors Inc. Third Quarter 2011 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended September 30,
(in thousands, except per share information)	2011	2010
Revenues and other operating income:
Investment management fees	$225,561	$249,301
Net gains (losses) on funds held for deferred compensation	(1,435)	582
Foreign currency gains (losses)	(14)	13

Total revenues and other operating income	224,112	249,896

Expenses:
Employee compensation and benefits	82,217	74,588
Shareholder servicing and marketing	14,736	15,177
General and administrative	29,999	31,954

Total expenses	126,952	121,719

Operating income before income tax expense	97,160	128,177
Non-operating loss:
Interest income – the Consolidated Investment Products	2,314	33
Interest expense	(1,488)	(1,927)
Net gains (losses) – the Consolidated Investment Products and other seed money investments	(6,312)	145
Expenses – the Consolidated Investment Products and other seed money investments	(298)	(5)
Other income	3	14

Total non-operating loss	(5,781)	(1,740)

Income before income tax expense	91,379	126,437
Income taxes	41,373	49,376

Net income	50,006	77,061
Net income attributable to non-controlling interests in Holdings	1,807	19,239
Net loss attributable to non-controlling interests in the Consolidated Investment Products	(1,396)	—

Net income attributable to Artio Global Investors	$49,595	$57,822

Per share information:
Basic net income attributable to Artio Global Investors	$0.85	$1.14

Diluted net income attributable to Artio Global Investors	$0.85	$1.13

Weighted average shares used to calculate per share information:
Basic	58,301	50,907

Diluted	58,431	51,137

Dividends per basic share declared	$0.18	$0.18

See accompanying notes to unaudited consolidated financial statements.
Artio Global Investors Inc. Third Quarter 2011 Form 10-Q 4

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
(Unaudited)

								Non-
								controlling
								Interests in
	Class A	Class B	Class C					the
	Common	Common	Common				Non-	Consoli-
	Stock	Stock	Stock	Additional	Accum-	Stock-	controlling	dated
(in thousands, except	(par value	(par value	(par value	Paid-in	ulated	holders'	Interests in	Investment	Total
per share information)	$0.001)	$0.001)	$0.01)	Capital	(Deficit)	Equity	Holdings	Products	Equity
Balance as of January 1, 2010	$28	$15	$168	$586,956	$(580,275)	$6,892	$(2,911)		$3,981
Net income	—	—	—	—	57,822	57,822	19,239		77,061
Holdings units exchanged for Class A common stock and cancelation of Class B common stock	14	(14)	—	3,253	—	3,253	(3,253)		—
Net benefit from step- up in tax basis	—	—	—	24,176	—	24,176	—		24,176
Shares issued to the public	4	—	—	69,286	—	69,290	—		69,290
Stock repurchases	(4)	—	—	(77,249)	—	(77,253)	—		(77,253)
Share-based payments:
Directors’ awards	—	—	—	180	—	180	—		180
Amortization	—	—	—	9,662	—	9,662	—		9,662
Forfeiture	—	—	—	(172)	—	(172)	—		(172)
RSU dividend equivalents	—	—	—	412	(412)	—	—		—
Distribution to non- controlling interests	—	—	—	—	—	—	(12,382)		(12,382)
Cash dividends paid ($0.18 per share)	—	—	—	—	(8,871)	(8,871)	—		(8,871)

Balance as of September 30, 2010	$42	$1	$168	$616,504	$(531,736)	$84,979	$693		$85,672

Balance as of January 1, 2011	$42	$1	$168	$613,065	$(509,629)	$103,647	$1,505	$1,131	$106,283
Net income	—	—	—	—	49,595	49,595	1,807	(1,396)	50,006
Stock conversion	17	—	(168)	151	—	—	—	—	—
Stock repurchases	(1)	—	—	(6,783)	—	(6,784)	—	—	(6,784)
Share-based payments:
Directors’ awards	—	—	—	311	—	311	—	—	311
Amortization	—	—	—	17,439	—	17,439	—	—	17,439
Forfeiture	—	—	—	(2)	—	(2)	—	—	(2)
RSU dividend equivalents	—	—	—	777	(777)	—	—	—	—
Capital contributions from non- controlling interests	—	—	—	—	—	—	—	13,759	13,759
Distribution to non- controlling interests	—	—	—	—	—	—	(1,690)	—	(1,690)
Cash dividends paid ($0.18 per share)	—	—	—	—	(10,510)	(10,510)	—	—	(10,510)

Balance as of September 30, 2011	$58	$1	$—	$624,958	$(471,321)	$153,696	$1,622	$13,494	$168,812

See accompanying notes to unaudited consolidated financial statements.
5 Artio Global Investors Inc. Third Quarter 2011 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2011	2010
Cash flows from operating activities:
Net income	$50,006	$77,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,863	2,012
Deferred compensation	4,317	2,982
Share-based compensation	17,748	9,670
Deferred income taxes	1,756	4,146
(Gains) losses on investments and derivatives	7,747	(727)
Changes in assets and liabilities:
Purchases by the Consolidated Investment Products and of other seed money investments	(101,361)	(9,879)
Proceeds from sales or maturities by the Consolidated Investment Products and from other seed money investments	66,712	430
Due to prime broker by the Consolidated Investment Products	271	—
Fees receivable and accrued fees, net of allowance for doubtful accounts	12,761	3,116
Income taxes receivable	(4,465)	(4,950)
Other assets	(1,658)	632
Accrued compensation and benefits	(14,086)	(4,557)
Accounts payable and accrued expenses	(2,137)	(1,998)
Accrued income taxes payable	(338)	(8,652)
Due under tax receivable agreement	(4,966)	—
Other liabilities	136	4,670

Net cash provided by operating activities	34,306	73,956

Cash flows from investing activities:
Purchase of Artio Global funds held for deferred compensation	(7,115)	(4,908)
Proceeds from redemptions of Artio Global funds held for deferred compensation	4,915	3,809
Purchase of fixed assets	(1,439)	(957)

Net cash used in investing activities	(3,639)	(2,056)

Cash flows from financing activities:
Repayments of borrowing under term credit facility	(13,500)	—
Proceeds from secondary offering	—	69,290
Repurchase and retirement of Class A common stock	(6,784)	(77,253)
Contributions from non-controlling interests in the Consolidated Investment Products	13,759	—
Distribution paid to GAM Holding AG	—	(40,100)
Distributions paid to non-controlling interests in Holdings	(1,690)	(12,382)
Cash dividends paid	(10,510)	(8,871)

Net cash used in financing activities	(18,725)	(69,316)

Effect of exchange rates on cash	(14)	13

Net increase in cash	11,928	2,597
Cash:
Beginning of period	80,043	60,842

End of period	$91,971	$63,439

Cash paid during period for:
Income taxes, net of refunds	$44,459	$59,091
Interest expense	1,632	1,487

Artio Global Investors Inc. Third Quarter 2011 Form 10-Q  6

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2011	2010
Supplementary information:
Non-cash transactions:
Net benefit from step-up in tax basis	$—	$(24,176)
Exchange of New Class A Units for shares of Class A common stock	—	(3,267)
Cancelation of Class B common stock	—	14
Conversion of Class C common stock to Class A common stock	(151)	—

See accompanying notes to unaudited consolidated financial statements.
7 Artio Global Investors Inc. Third Quarter 2011 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Background and Basis of Presentation
Artio Global Investors Inc. (“Investors” or the “Company”) and subsidiaries (collectively, “we,” “us” or “our”) comprises Investors and its subsidiaries, including Artio Global Holdings LLC (“Holdings”), an intermediate holding company that owns Artio Global Management LLC (“Investment Adviser”), a registered investment adviser under the Investment Advisers Act of 1940; Artio Global Institutional Services LLC, which was licensed as a limited-purpose broker-dealer in April 2011 and distributes certain of our products; Artio Alpha Investment Funds, LLC (a consolidated investment vehicle that includes the Artio Global Credit Opportunities Fund, a hedge fund); and the Artio Local Emerging Markets Debt Fund, an SEC-registered mutual fund launched in May 2011, which is categorized as a consolidated investment vehicle. We refer to the consolidated investment vehicles as the “Consolidated Investment Products.” As of September 30, 2011, Holdings was approximately 98% owned by Investors, 1% owned by Richard Pell, our Chairman, Chief Executive Officer and Chief Investment Officer (“Pell”), and 1% owned by Rudolph-Riad Younes, our Head of International and Global Equities (“Younes,” together with Pell, the “Principals”). The Principals’ interests are reflected in the consolidated financial statements as Non-controlling interests in Holdings. The Consolidated Investment Products have investors whose interests are reflected as Non-controlling interests in the Consolidated Investment Products.
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
For select new product initiatives, we invest in the related investment vehicles in order to provide critical asset mass. We refer to these investments as “seed money investments.” If a seed money investment is required to be consolidated, it is reflected within the Consolidated Investment Products. In order to maintain consistency of accounting among all seed money investments, we elect the fair value option if a seed money investment is required to be carried under the equity method.
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
As part of the preparation of the interim consolidated financial statements, we performed an evaluation of subsequent events occurring after the Consolidated Statement of Financial Position date of September 30, 2011, through to the date the interim consolidated financial statements were issued.
These statements should be read in conjunction with our consolidated financial statements and related notes as of December 31, 2010, and for the three years then ended, included in our 2010 Annual Report on Form 10-K.
Artio Global Investors Inc. Third Quarter 2011 Form 10-Q 8

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 2. Stockholders’ Equity
The table below sets forth the number of shares of Class A, Class B and Class C common stock issued and outstanding as of December 31, 2010, and September 30, 2011.

	Class A	Class B	Class C
(in thousands)	Common Stock	Common Stock	Common Stock
As of December 31, 2009	27,659	15,600	16,756
Activity:
Exchange by the Principals(a)	14,400	(14,400)	—
Shares issued to the public(b)	4,209	—	—
Repurchase from the Principals(b)	(4,209)	—	—
Share repurchase program(c)	(1,000)	—	—
Restricted stock units vested	485	—	—
Shares issued to the independent directors(d)	8	—	—

As of December 31, 2010(e)	41,552	1,200	16,756
Class C common stock conversion(f)	16,756	—	(16,756)
Share repurchase program(c)	(774)	—	—
Restricted stock units vested	496	—	—
Shares issued to independent directors(d)	21	—	—

As of September 30, 2011(e)	58,051	1,200	—

(a)	Represents the issuance of 7.2 million shares of Class A common stock to each of the Principals upon exchange of an equivalent number of non-voting member interests in Holdings (“New Class A Units”) in 2010. Upon the exchange of New Class A Units for Class A common stock, corresponding shares of Class B common stock were canceled.

(b)	Represents the 4.2 million shares of Class A common stock that were issued to the public in connection with a synthetic secondary offering (the “secondary offering”) in 2010, including 0.4 million shares issued to the underwriters in connection with exercising a portion of their option to purchase additional shares of Class A common stock, and which we subsequently purchased from the Principals with the net proceeds, and retired.

(c)	In July 2010, our Board of Directors authorized a share repurchase program of up to 1.0 million shares of our Class A common stock. As of December 31, 2010, we had purchased and retired 1.0 million shares of our Class A common stock for approximately $14.6 million under this program. In December 2010, our Board of Directors authorized a share repurchase program of up to 3.0 million shares of our common stock. This authority expires on December 31, 2013. As of September 30, 2011, we had purchased and retired 773,939 shares of our Class A common stock for approximately $6.8 million under this program.

(d)	Represents the 8,376 shares of fully-vested Class A common stock (subject to transfer restrictions) that were awarded to our independent directors in 2010 and 20,848 shares of fully-vested Class A common stock (subject to transfer restrictions) that were awarded to our independent directors in the first nine months of 2011.

(e)	The table does not reflect 1.9 million unvested restricted stock units awarded to certain employees as of December 31, 2010, and 3.8 million unvested restricted stock units awarded to certain employees as of September 30, 2011 (see Note 8. Share-Based Payments). Each restricted stock unit represents the right to receive one share of Class A common stock upon vesting.

(f)	On September 29, 2011, the second anniversary of our initial public offering, all outstanding shares of Class C common stock automatically converted into Class A common stock pursuant to our certificate of incorporation.
The table below sets forth the effect of the change in our ownership in Holdings as of September 30, 2010, after the exchange by the Principals of New Class A Units for shares of Class A common stock.

(in thousands)
Net income attributable to Artio Global Investors for the nine months ended September 30, 2010	$57,822
Increase in Additional paid-in capital due to exchange by the Principals of New Class A Units for shares of Class A common stock	3,253

As of September 30, 2010	$61,075

9 Artio Global Investors Inc. Third Quarter 2011 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 3. Consolidated Investment Products
From time to time, we make seed money investments in the investment vehicles we manage. We evaluate these investment vehicles for consolidation. They are consolidated if they are (i) variable interest entities, and we are the primary beneficiary, or (ii) voting interest entities, and we have a controlling interest.
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
A condensed consolidating statement of financial position as of September 30, 2011, including balances attributable to the Consolidated Investment Products, is as follows:

				Artio Global
	Before	Consolidated Investment		Investors Inc. and Subsidiaries
(in thousands)	Consolidation (a)	Products	Eliminations	Consolidated
Assets:
Cash	$89,166	$2,805	$—	$91,971
Investments, at fair value	12,491	54,842	—	67,333
Investment in the Consolidated Investment Products	39,812		(39,812)	—
Other assets	259,696	5,308	—	265,004

Total assets	$401,165	$62,955	$(39,812)	$424,308

Liabilities and Equity:
Debt	$42,000	$2,230	$—	$44,230
Investments sold, not yet purchased by the Consolidated Investment Products, at fair value	—	4,937	—	4,937
Other liabilities	203,847	2,482	—	206,329

Total liabilities	245,847	9,649	—	255,496

Members’ equity		30,534	(30,534)	—
Net asset value		22,772	(22,772)	—
Common stock	59		—	59
Additional paid-in capital	624,958		—	624,958
Accumulated deficit	(471,321)		—	(471,321)

Total stockholders’ equity	153,696	53,306	(53,306)	153,696
Non-controlling interests	1,622		13,494	15,116

Total equity	155,318	53,306	(39,812)	168,812

Total liabilities and equity	$401,165	$62,955	$(39,812)	$424,308

(a)	Represents Artio Global Investors Inc. and subsidiaries with the investment in the Consolidated Investment Products accounted for under the equity method.
Artio Global Investors Inc. Third Quarter 2011 Form 10-Q   10

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
A condensed consolidating statement of financial position as of December 31, 2010, including balances attributable to the Consolidated Investment Products, is as follows:

				Artio Global
		Consolidated		Investors Inc.
	Before	Investment		and Subsidiaries
(in thousands)	Consolidation (a)	Products	Eliminations	Consolidated
Assets:
Cash	$79,232	$811	$—	$80,043
Investments, at fair value	10,386	24,642	—	35,028
Investment in the Consolidated Investment Products	19,912	—	(19,912)	—
Other assets	273,126	250	—	273,376

Total assets	$382,656	$25,703	$(19,912)	$388,447

Liabilities and Equity:
Debt	$55,500	$1,959	$—	$57,459
Investments sold, not yet purchased by the Consolidated Investment Products, at fair value	—	1,288	—	1,288
Other liabilities	222,004	1,413	—	223,417

Total liabilities	277,504	4,660	—	282,164

Members’ equity		21,043	(21,043)	—
Common stock	211		—	211
Additional paid-in capital	613,065		—	613,065
Accumulated deficit	(509,629)		—	(509,629)

Total stockholders’ equity	103,647	21,043	(21,043)	103,647
Non-controlling interests	1,505		1,131	2,636

Total equity	105,152	21,043	(19,912)	106,283

Total liabilities and equity	$382,656	$25,703	$(19,912)	$388,447

(a)	Represents Artio Global Investors Inc. and subsidiaries with the investment in the Consolidated Investment Products accounted for under the equity method.
11 Artio Global Investors Inc. Third Quarter 2011 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
A condensed consolidating statement of operations for the three months ended September 30, 2011 and 2010, including amounts attributable to the Consolidated Investment Products, is as follows:

				Artio Global
		Consolidated		Investors Inc.
	Before	Investment		and Subsidiaries
(in thousands)	Consolidation (a)	Products	Eliminations	Consolidated
For the three months ended September 30, 2011:
Total revenues and other operating income	$63,727	$—	$57	$63,784
Total expenses	42,565	—	—	42,565

Operating income before income tax expense	21,162	—	57	21,219
Non-operating income (loss):
Equity in earnings of the Consolidated Investment Products	(3,426)		3,426	—
Other	(1,251)	(4,882)	(57)	(6,190)

Total non operating income (loss)	(4,677)	(4,882)	3,369	(6,190)

Income before income tax expense	16,485	(4,882)	3,426	15,029
Income taxes	9,753	—	—	9,753

Net income	6,732	(4,882)	3,426	5,276
Net income attributable to non-controlling interests	319	—	(1,456)	(1,137)

Net income, excluding non-controlling interests	$6,413	$(4,882)	$4,882	$6,413

For the three months ended September 30, 2010:
Total revenues and other operating income	$80,930	$—	$—	$80,930
Total expenses	41,027	—	—	41,027

Operating income before income tax expense	39,903	—	—	39,903
Non-operating income (loss):
Equity in earnings of the Consolidated Investment Products	77	—	(77)	—
Other	(508)	77	—	(431)

Total non operating income (loss)	(431)	77	(77)	(431)

Income before income tax expense	39,472	77	(77)	39,472
Income taxes	18,717	—	—	18,717

Net income	20,755	77	(77)	20,755
Net income attributable to non-controlling interests	756	—	—	756

Net income, excluding non-controlling interests	$19,999	$77	$(77)	$19,999

(a)	Represents Artio Global Investors Inc. and subsidiaries with the investment in the Consolidated Investment Products accounted for under the equity method.
Artio Global Investors Inc. Third Quarter 2011 Form 10-Q   12

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
A condensed consolidating statement of operations for the nine months ended September 30, 2011 and 2010, including amounts attributable to the Consolidated Investment Products, is as follows:

				Artio Global
		Consolidated		Investors Inc.
	Before	Investment		and Subsidiaries
(in thousands)	Consolidation (a)	Products	Eliminations	Consolidated
For the nine months ended September 30, 2011:
Total revenues and other operating income	$224,032	$—	$80	$224,112
Total expenses	126,952	—	—	126,952

Operating income before income tax expense	97,080	—	80	97,160
Non-operating income (loss):
Equity in earnings of the Consolidated Investment Products	(2,100)		2,100	—
Other	(2,205)	(3,496)	(80)	(5,781)

Total non operating income (loss)	(4,305)	(3,496)	2,020	(5,781)

Income before income tax expense	92,775	(3,496)	2,100	91,379
Income taxes	41,373	—	—	41,373

Net income	51,402	(3,496)	2,100	50,006
Net income attributable to non-controlling interests	1,807	—	(1,396)	411

Net income, excluding non-controlling interests	$49,595	$(3,496)	$3,496	$49,595

For the nine months ended September 30, 2010:
Total revenues and other operating income	$249,896	$—	$—	$249,896
Total expenses	121,719	—	—	121,719

Operating income before income tax expense	128,177	—	—	128,177
Non-operating income (loss):
Equity in earnings of the Consolidated Investment Products	77	—	(77)	—
Other	(1,817)	77	—	(1,740)

Total non operating income (loss)	(1,740)	77	(77)	(1,740)

Income before income tax expense	126,437	77	(77)	126,437
Income taxes	49,376	—	—	49,376

Net income	77,061	77	(77)	77,061
Net income attributable to non-controlling interests	19,239	—	—	19,239

Net income, excluding non-controlling interests	$57,822	$77	$(77)	$57,822

(a)	Represents Artio Global Investors Inc. and subsidiaries with the investment in the Consolidated Investment Products accounted for under the equity method.
13 Artio Global Investors Inc. Third Quarter 2011 Form 10-Q

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Funds’ investment management fees	$38,186	$44,911	$129,633	$141,245
Sub-advisory investment management fees on GAM-sponsored funds	472	723	1,887	1,930

Fees receivable related to investment management fees are included in Fees receivable and accrued fees, net of allowance for doubtful accounts in the Consolidated Statement of Financial Position as follows:

	As of
	September 30,	December 31,
(in thousands)	2011	2010
Funds’ investment management fees	$10,925	$15,850
Sub-advisory investment management fees on GAM-sponsored funds	497	802

Tax Receivable Agreement
We have a tax receivable agreement that requires us to share certain tax benefits with our Principals. During the nine months ended September 30, 2011, we made an aggregate payment of $5.0 million to the Principals pursuant to this agreement towards the liability relating to the 2010 tax returns.
Other Related Party Transactions
Investors sponsors the non-contributory qualified defined contribution retirement plan (which covers most employees) and the supplemental non-qualified defined contribution plan, and manages the assets of those plans at no cost to the plans.
In the third quarter of 2010, we made a $40.1 million payment to GAM to settle a capital distribution declared prior to the initial public offering.
Artio Global Investors Inc. Third Quarter 2011 Form 10-Q 14

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 5. Investments, at Fair Value and Investments Sold, Not Yet Purchased by the Consolidated Investment Products, at Fair Value
In the first nine months of 2011, we made a seed money investment in the Artio U.S. Midcap Fund. We elected the fair value option to account for this investment, which otherwise would have been accounted for using the equity method. Gains or losses on this investment are reported in non-operating income as Net gains (losses) — the Consolidated Investment Products and other seed money investments in the Consolidated Statement of Operations.
Investments, at fair value, as of September 30, 2011, and December 31, 2010, consist of the following:

	As of
	September 30,	December 31,
(in thousands)	2011	2010
Artio Global funds held for deferred compensation Artio Global funds	$9,834	$9,069

Total Artio Global funds held for deferred compensation	$9,834	$9,069

Investments owned by the Consolidated Investment Products, and other seed money investments:
Investments owned by the Consolidated Investment Products:
Equity securities	$1,686	$3,142
Fixed income investments:
Corporate bonds	22,809	17,075
Foreign government debt	13,506	—
Term loans	14,697	4,425
Warrants	109	—
Repurchase agreements	2,035	—

Total investments owned by the Consolidated Investment Products	54,842	24,642

Other seed money investments:
Equity fund(a)	1,584	—
Equity securities	1,073	1,317

Total other seed money investments	2,657	1,317

Total investments owned by the Consolidated Investment Products, and other seed money investments	$57,499	$25,959

Investments sold, not yet purchased by the Consolidated Investment Products:
Equity securities	$—	$(62)
Corporate bonds	(3,317)	(1,226)
Repurchase agreements	(1,620)	—

Total investments sold, not yet purchased by the Consolidated Investment Products	$(4,937)	$(1,288)

(a)	As of September 30, 2011, includes the fair value of a $2.0 million investment in the Artio U.S. Midcap Fund made during the second quarter of 2011 that would have been accounted for under the equity method had we not elected the fair value option. We did not make any seed money investments that would have been accounted for under the equity method in 2010.
15 Artio Global Investors Inc. Third Quarter 2011 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Net gains (losses) for the three months and nine months ended September 30, 2011 and 2010, are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2011		2010	2011		2010
Net gains (losses) on Artio Global funds held for deferred compensation	$(1,798)		$722	$(1,435)		$582
Less: Net gains (losses) on redeemed Artio Global funds held for deferred compensation	19		(7)	867		122

Unrealized gains (losses) on Artio Global funds held for deferred compensation	$(1,817)		$729	$(2,302)		$460

Net gains (losses) — the Consolidated Investment Products and other seed money investments:
Net gains (losses) on investments of the Consolidated Investment Products	$(5,772)		$46	$(5,628)		$46
Less: Net gains (losses) on investments of the Consolidated Investment Products sold or matured	(383)		19	(123)		19

Unrealized gains (losses) on investments of the Consolidated Investment Products	$(5,389)		$27	$(5,505)		$27

Net gains (losses) on other seed money investments	$(782	)(a)	$99	$(684	)(a)	$99
Less: Net gains (losses) on other seed money investments sold, matured or redeemed	(32)		1	153		1

Unrealized gains (losses) on other seed money investments	$(750	)(a)	$98	$(837	)(a)	$98

Total net gains (losses) — the Consolidated Investment Products and other seed money investments	$(6,554)		$145	$(6,312)		$145
Less: Total net gains on the Consolidated Investment Products and other seed money investments sold, matured or redeemed	(415)		20	30		20

Total unrealized gains (losses) on the Consolidated Investment Products and other seed money investments	$(6,139)		$125	$(6,342)		$125

(a)	Includes Funds that would have been accounted for under the equity method had we not elected the fair value option.
Artio Global Investors Inc. Third Quarter 2011 Form 10-Q 16

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The Consolidated Investment Products’ investment income, including income from derivative contracts, is recorded in Non-operating income (loss): Net gains (losses) — the Consolidated Investment Products and other seed money investments in the Consolidated Statement of Operations and is derived from the following investment categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Equity securities	$(486)	$31	$(710)	$31
Fixed income investments:
Corporate bonds	(3,176)	22	(2,626)	22
Foreign government and organization debt	(1,475)	—	(1,222)	—
Term loans	(1,834)	(6)	(1,690)	(6)
Credit default swaps	644	(1)	594	(1)
Foreign exchange forward contracts	372	—	17	—
Options	37	—	(163)	—
Warrants	(94)	—	(137)	—
Repurchase agreements	240	—	240	—
Other	—	—	69	—

Total net gains (losses) — the Consolidated
Investment Products	$(5,772)	$46	$(5,628)	$46

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
17 Artio Global Investors Inc. Third Quarter 2011 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Our investments as of September 30, 2011, are valued using prices as follows:

			Level 2	Level 3
		Level 1	Other Observable	Significant Unobservable
(in thousands)	Total	Quoted Prices	Inputs	Inputs
Artio Global funds held for deferred compensation:
Artio Global funds	$9,834	$9,834	$—	$—

Total Artio Global funds held for deferred compensation	$9,834	$9,834	$—	$—

Investments owned by the Consolidated Investment Products, and other seed money investments:
Investments owned by the Consolidated Investment Products:
Equity securities	$1,686	$1,621	$65	$—
Fixed income investments:
Corporate bonds	22,809	263	21,917	629
Foreign government debt	13,506	—	13,506	—
Term loans	14,697	—	12,753	1,944
Warrants	109	109	—	—
Repurchase agreements	2,035	—	2,035	—

Total investments owned by the Consolidated Investment Products	54,842	1,993	50,276	2,573

Other seed money investments:
Equity fund(a)	1,584	1,584	—	—
Equity securities	1,073	1,073	—	—

Total other seed money investments	2,657	2,657	—	—

Total investments owned by the Consolidated Investment Products, and other seed money investments	$57,499	$4,650	$50,276	$2,573

Investments sold, not yet purchased by the Consolidated Investment Products:
Fixed income investments:
Corporate bonds	$(3,317)	$(769)	$(2,548)	$—
Repurchase agreements	(1,620)	(1,620)	—

Total investments sold, not yet purchased by the Consolidated Investment Products	$(4,937)	$(2,389)	$(2,548)	$—

(a)	Investment that would have been accounted for under the equity method had we not elected the fair value option.
Artio Global Investors Inc. Third Quarter 2011 Form 10-Q   18

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Our investments as of December 31, 2010, are valued using prices as follows:

			Level 2	Level 3
			Other	Significant
		Level 1	Observable	Unobservable
(in thousands)	Total	Quoted Prices	Inputs	Inputs
Artio Global funds held for deferred Compensation and other investments:
Artio Global funds	$9,069	$9,069	$—	$—

Total Artio Global funds held for deferred compensation and other investments	$9,069	$9,069	$—	$—

Investments owned by the Consolidated Investment Products, and other seed money investments:
Investments owned by the Consolidated
Investment Products:
Equity securities	$3,142	$2,367	$629	$146
Fixed income investments:
Corporate bonds	17,075	—	17,075	—
Term loans	4,425	—	3,470	955

Total investments owned by the Consolidated Investment Products	24,642	2,367	21,174	1,101

Other seed money investments:
Equity securities	1,317	1,317	—	—

Total other seed money investments	1,317	1,317	—	—

Total investments owned by the Consolidated Investment Products, and other seed money investments	$25,959	$3,684	$21,174	$1,101

Investments sold, not yet purchased by the Consolidated Investment Products:
Equity securities	$(62)	$(62)	$—	$—
Fixed income investments:
Corporate bonds	(1,226)	—	(1,226)	—

Total investments sold, not yet purchased by the Consolidated Investment Products	$(1,288)	$(62)	$(1,226)	$—

Derivative contracts, which are included in Other assets and Other liabilities in the Consolidated Statement of Financial Position, are valued using Level 2 inputs.
There were no transfers between Level 1 and Level 2 securities.
19  Artio Global Investors Inc. Third Quarter 2011 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Significant changes in Level 3 securities are as follows:

As of
September 30,
(in thousands)	2011
Equity securities owned by the Consolidated Investment Products:
Beginning of period	$146
Sales	(44)
Transfers to level 2	(65)
Net losses during the period	(37)

End of period	$—

Equity securities — total losses for the period attributable to the change in unrealized gains or losses relating to assets still held as of September 30, 2011	$(10)

Corporate bonds owned by the Consolidated Investment Products:
Beginning of period	$—
Purchases	733
Sales	(47)
Net losses during the period	(57)

End of period	$629

Corporate bonds — total losses for the period attributable to the change in unrealized gains or losses relating to assets still held as of September 30, 2011	$(57)

Term loans owned by the Consolidated Investment Products:
Beginning of period	$955
Purchases	1,948
Sales	(765)
Transfers to level 2	(118)
Amortization	16
Net losses during the period	(92)

End of period	$1,944

Term loans — total gains for the period attributable to the change in unrealized gains or losses relating to assets still held as of September 30, 2011	$(108)

During the nine months ended September 30, 2011, $0.1 million in equity securities and $0.1 million in term loans were transferred from Level 3 to Level 2 due to the availability of an additional external observable pricing source.
Unrealized gains are included in Non-operating income (loss): Net gains (losses) — the Consolidated Investment Products and other seed money investments in the Consolidated Statement of Operations.
Note 6. Derivative Contracts
The Consolidated Investment Products employ credit default swaps and foreign exchange contracts as part of their trading strategies and are accounted for as trading products.

	Notional/Nominal Amount as of
	September 30,	December 31,
(in thousands)	2011	2010
Credit default swaps	$13,660	$5,200
Foreign exchange forward contracts	25,957	2,582
Option contracts	13,432	—

Artio Global Investors Inc. Third Quarter 2011 Form 10-Q  20

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
During the nine months ended September 30, 2011, we had an average notional amount outstanding of $16.7 million related to foreign exchange forward contracts, $9.3 million related to option contracts and $6.4 million related to credit default swaps.
Fair value of derivative contracts as of September 30, 2011, and December 31, 2010, is as follows:

	Assets		Liabilities
	Statement of		Statement of
	Financial		Financial
(in thousands)	Position Location	Fair Value	Position Location	Fair Value
As of September 30, 2011:
Credit default swaps	Other assets	$950
Foreign exchange forward contracts	Other assets	344
Option contracts	Other assets	395

As of December 31, 2010:
Credit default swaps	Other assets	$21	Other assets	$107
Foreign exchange forward contracts			Other liabilities	58

Please see Note 5. Investments, at Fair Value and Investments Sold, Not Yet Purchased by the Consolidated Investment Products, at Fair Value for income from derivative contracts that is included in investment income by investment categories.
Note 7. Debt
Credit Facilities
Holdings has a $160.0 million credit facility consisting of a $60.0 million three-year term credit facility and a $100.0 million three-year revolving credit facility. In January 2011, Holdings increased the capacity of its undrawn revolving credit facility from $50.0 million to $100.0 million.
Holdings borrowed $60.0 million under the term credit facility. The interest rate associated with the borrowing under the term credit facility was 3.23% (LIBOR plus 300 basis points) as of September 30, 2011. The amortization schedule requires quarterly principal payments of $4.5 million in both years two and three, which began on December 31, 2010, with a final payment of $24.0 million at maturity (October 2012). As of September 30, 2011, $42.0 million is outstanding under the term credit facility. Holdings has not borrowed under the revolving credit facility.
The covenants in the credit facility agreement require compliance with certain financial ratios. As of September 30, 2011, Holdings was in compliance with all such debt covenants.
Due to Prime Broker
Certain Consolidated Investment Products employ leverage to finance their investments. Interest is payable on such loans at the Fed Funds rate plus a range of 40 to 125 basis points. The loans are collateralized by securities held by the borrowing entity.
21  Artio Global Investors Inc. Third Quarter 2011 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 8. Share-Based Payments
Activity under the Artio Global Investors Inc. 2009 Stock Incentive Plan (the “Plan”) was as follows:

Units/Shares
Available for grant at inception	9,700,000
Restricted stock units (“RSUs”) granted, including dividend equivalents	(4,969,411)
Fully-vested restricted stock granted to independent directors	(43,867)
RSUs forfeited, including dividend equivalents	151,654

Available for grant as of September 30, 2011	4,838,376

Certain of the RSUs we have granted have only service conditions, while others have performance or market conditions.
Awards Having Only Service Conditions

	Weighted-Average
	Grant Date Fair		RSU Dividend
	Value(a)	Number of RSUs	Equivalents
Granted and unvested as of December 31, 2010		1,856,997	27,225
Grants:
RSUs	$14.81	450,976
Dividend equivalents			33,440
Vesting:
RSUs	25.74	(482,865)
Dividend equivalents			(13,220)
Forfeitures:
RSUs	25.33	(3,072)
Dividend equivalents			(57)

Granted and unvested as of September 30, 2011(b)		1,822,036	47,388

Granted and unvested as of December 31, 2009		2,146,758	—
Grants:
RSUs	$21.86	232,983
Dividend equivalents			22,990
Vesting:
RSUs	26.25	(481,070)
Dividend equivalents			(4,083)
Forfeitures:
RSUs	26.10	(41,674)
Dividend equivalents			(206)

Granted and unvested as of September 30, 2010		1,856,997	18,701

(a)	Weighted-average grant date fair value for grants is based on the closing price on the grant date.

(b)	In September 2011, we implemented organizational changes, which included a staff reduction. As a result, there are 231,368 RSUs outstanding without any service requirements. We charged the unamortized costs of these RSUs, which totaled $3.1 million, to expense in the third quarter of 2011. Certain of these RSUs were to be forfeited upon the individual’s departure, but we waived the forfeitures. The unamortized costs of these 100,550 otherwise forfeitable RSUs totaled $0.9 million. The $3.1 million total cost is included in Employee compensation and benefits in the Consolidated Statement of Operations.
Compensation expense related to awards with only service conditions is recognized using a straight-line method over the requisite service period (generally a three- or five-year period from the date of the grant for the entire award), unless an award meets retirement eligibility requirements. Compensation expense related to the amortization of RSU grants is included in Employee compensation and benefits in the Consolidated Statement of Operations and was $7.2 million for the three months ended September 30, 2011, and $3.0 million for the three months ended
Artio Global Investors Inc. Third Quarter 2011 Form 10-Q  22

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2010. Compensation expense related to the amortization of RSU grants was $14.4 million for the nine months ended September 30, 2011, and $9.5 million for the nine months ended September 30, 2010. Compensation expense related to the amortization of RSU grants for the periods ended September 30, 2011, includes a charge of $3.1 million associated with our staff reduction in September 2011.
Awards Having Performance or Market Conditions
In the first quarter of 2011, we adopted a long-term incentive program (the “LTIP”). Awards issued pursuant to the LTIP are in the form of RSUs and granted pursuant to the overall Plan. The LTIP awards are subject to either performance- or market-based conditions. The conditions of the performance-based awards correspond with the responsibilities of the recipients and are linked to either investment performance or sales targets, while the conditions associated with the market-based awards relate to increasing the price/earnings multiple of our Class A common stock as compared to our peer group. The LTIP awards have three-year cliff vesting. The fair value of the awards with performance conditions is based on the probable outcome of the performance target and is amortized over the vesting period. In some cases, performance targets may be set on an annual basis and communicated to employees after the initial grant date. In such cases, grant date (for purposes of determining fair value and commencement of amortization) is when the performance targets are set and communicated. The assumptions used to derive the fair value of the performance-based awards are reviewed by management on a quarterly basis. Changes to the fair value of such awards are reflected in Employee compensation and benefits. The fair value of the awards with market conditions was determined at the initial grant date and is being amortized over the three-year vesting period. The entire expense will be recognized unless the service condition is not met.

	Weighted-Average
	Grant Date Fair	Number of	LTIP RSU Dividend
	Value(a)	LTIP RSUs	Equivalents
LTIP RSUs as of December 31, 2010		—	—
Grants:
LTIP RSUs	$14.81	1,863,772
Awarded LTIP RSUs with a future grant date(b)		178,695
Dividend equivalents			30,245
Forfeitures:
LTIP RSUs	$14.81	(104,104)
Dividend equivalents			(1,541)

LTIP RSUs as of September 30, 2011		1,938,363	28,704

(a)	Weighted-average grant date fair value for grants is based on the closing price on the grant date. Market-based grants do not use the weighted-average grant date fair value to calculate amortization expense, but a fair value using a Monte Carlo pricing model. The model requires management to develop estimates regarding certain input variables. If we used different methods to estimate our variables for the Monte Carlo model, or if we used a different type of pricing model, the fair value of our grants might differ.

(b)	Performance targets have not yet been set, as they are set on an annual basis.
Compensation expense related to the LTIP RSU grants is included in Employee compensation and benefits in the Consolidated Statement of Operations and was $1.1 million for the three months ended September 30, 2011, and $3.1 million for the nine months ended September 30, 2011. The LTIP had not been established in 2010.
23  Artio Global Investors Inc. Third Quarter 2011 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 9. Income Taxes
A summary of the provisions for income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Current:
Federal	$7,935	$9,093	$30,319	$30,204
State and local	2,508	4,089	9,298	15,026

Total	10,443	13,182	39,617	45,230

Deferred:
Federal	(542)	4,220	936	2,925
State and local	(148)	1,315	820	1,221

Total	(690)	5,535	1,756	4,146

Income tax expense	$9,753	$18,717	$41,373	$49,376

Tax years 2008 to the present are open for examination by Federal, state and local tax authorities. We are currently under examination by New York State tax authorities for the years 2006 through 2008 and by New York City tax authorities for Investment Adviser for the years 2006 and 2007. There are waivers extending our 2006 and 2007 tax years to September 2012.

A reconciliation between the Federal statutory tax rate of 35% and the effective tax rates is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in percentages)	2011	2010	2011	2010
Federal statutory rate	35%	35%	35%	35%
State and local, net of Federal benefit, and other	6	8	6	8
Non-controlling interests	3	(1)	—	(7)
Permanent differences:
Vesting of RSUs(a)	19	5	3	2
Other	2	—	1	1

Total	65%	47%	45%	39%

(a)	We wrote down the carrying value of the deferred tax asset by $2.8 million in the quarter ended September 30, 2011, and by $3.1 million in the nine months ended September 30, 2011, due to the vesting of RSUs at a price lower than their grant-date price. We wrote down the carrying value of the deferred tax asset by $1.9 million in the quarter and nine months ended September 30, 2010, due to the vesting of RSUs at a price lower than their grant-date price.
Artio Global Investors Inc. Third Quarter 2011 Form 10-Q  24

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 10. Earnings Per Share (“EPS”)
Basic and diluted EPS from continuing operations were calculated using the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Net income attributable to Artio Global Investors — Basic	$6,413	$19,999	$49,595	$57,822

Net income attributable to non-controlling interests(a)	—	—	—	—
Income tax related to non-controlling interests(a)	—	—	—	—

Net income — Diluted	$6,413	$19,999	$49,595	$57,822

Weighted average shares for basic EPS	58,157	58,679	58,301	50,907
Dilutive potential shares from exchange of New Class A Units by the Principals(a)	—	—	—	—
Dilutive potential shares from grants of RSUs(b)	246	333	130	230

Weighted average shares for diluted EPS	58,403	59,012	58,431	51,137

(a)	The potential impact of the exchange of New Class A Units by the Principals, and cancelation of corresponding shares of Class B common stock, for Class A common stock of 1.2 million weighted average shares for the three months and nine months ended September 30, 2011, was antidilutive. The potential impact of the exchange of New Class A Units by the Principals, and cancelation of corresponding shares of Class B common stock, for Class A common stock of 1.2 million weighted average shares for the three months ended September 30, 2010, and 9.1 million weighted average shares for the nine months ended September 30, 2010, was antidilutive.

(b)	The potential impact of an additional 1.7 million granted RSUs for the three months ended September 30, 2011, and an additional 1.6 million granted RSUs for the nine months ended September 30, 2011, was antidilutive. The potential impact of an additional 1.8 million granted RSUs for the three months and nine months ended September 30, 2010, was antidilutive.
On October 24, 2011, our Board of Directors declared a dividend of $0.06 per share to be paid on November 22, 2011, to holders of record of our Class A common stock as of the close of business on November 9, 2011. To provide funding for the dividend payable to the holders of record of our Class A common stock, a distribution by Holdings of $0.06 per New Class A Unit will be paid to all members of Holdings, including the Principals.
Note 11. Commitments and Contingencies
There are no claims against us that are considered probable or reasonably possible of having a material effect on our financial position, results of operations or cash flows.
Although we may not have an explicit legal obligation to do so, we have, at our discretion, reimbursed client accounts for certain operational losses incurred.
25  Artio Global Investors Inc. Third Quarter 2011 Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).
Introduction
Artio Global Investors Inc. (“Investors” or the “Company”) and subsidiaries (collectively, “we,” “us” or “our”) comprises Investors and its subsidiaries, including Artio Global Holdings LLC (“Holdings”), an intermediate holding company that owns Artio Global Management LLC (“Investment Adviser”), a registered investment adviser under the Investment Advisers Act of 1940; Artio Global Institutional Services LLC, which was licensed as a limited-purpose broker-dealer in April 2011 and distributes certain of our products; Artio Alpha Investment Funds, LLC (a consolidated investment vehicle that includes the Artio Global Credit Opportunities Fund, a hedge fund); and the Artio Local Emerging Markets Debt Fund, an SEC-registered mutual fund launched in May 2011, which is categorized as a consolidated investment vehicle. We refer to the consolidated investment vehicles as the “Consolidated Investment Products.” As of September 30, 2011, Holdings was approximately 98% owned by Investors, 1% owned by Richard Pell, our Chairman, Chief Executive Officer and Chief Investment Officer (“Pell”), and 1% owned by Rudolph-Riad Younes, our Head of International and Global Equities (“Younes,” together with Pell, the “Principals”). The Principals’ interests are reflected in the consolidated financial statements as Non-controlling interests in Holdings. The Consolidated Investment Products have investors whose interests are reflected as Non-controlling interests in the Consolidated Investment Products.
Our MD&A is provided in addition to the accompanying consolidated financial statements and footnotes to assist readers in understanding our results of operations and liquidity and capital resources. The MD&A is organized as follows:
•	General Overview. Beginning on page 27, we provide a summary of our overall business, the economic environment and trends in our industry.

•	Key Performance Indicators. Beginning on page 29, we discuss the operating and financial indicators that guide management’s review of our performance.

•	Assets Under Management. Beginning on page 31, we provide a detailed discussion of our assets under management (“AuM”), which is a major driver of our operating revenues and key performance indicators.

•	Revenues and Other Operating Income. Beginning on page 37, we compare our revenue and other operating income to the corresponding periods a year ago.

•	Operating Expenses. Beginning on page 37, we compare our operating expenses to the corresponding periods a year ago.

•	Non-operating Income (Loss). Beginning on page 39, we compare our non-operating income (loss) to the corresponding periods a year ago.

•	Income Taxes. Beginning on page 39, we compare our effective tax rates to the corresponding periods a year ago.

•	Liquidity and Capital Resources. Beginning on page 40, we discuss our working capital as of September 30, 2011, and December 31, 2010, and cash flows for the first nine months of 2011 and 2010. Also included is a discussion of the financial capacity available to help fund our future activities.

•	Cautionary Note Regarding Forward-Looking Statements. Beginning on page 42, we describe the risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements set forth in this Form 10-Q relating to our financial results, operations, business plans and prospects. Such forward-looking statements are based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances.
Artio Global Investors Inc. Third Quarter 2011 Form 10-Q  26

General Overview
Business
We are an asset management company that provides investment management services to institutional and mutual fund clients. We manage and advise proprietary funds; commingled institutional investment vehicles; institutional separate accounts; sub-advisory accounts; and a hedge fund. While our operations are based principally in the U.S. and our clients are primarily U.S.-based, a substantial portion of our AuM are invested outside of the U.S. Historically, our distribution activities have been primarily focused within North America. In 2011, we opened offices in London, England, to expand our distribution activities to Europe and the Middle East, and in Sydney, Australia, to expand our distribution activities in Australia, New Zealand and parts of Asia. Our revenues are primarily billed in U.S. dollars and are calculated based on the U.S. dollar value of the investment assets we manage for clients, which can fluctuate with changes in foreign currency exchange rates. As of September 30, 2011, 57% of our AuM were exposed to currencies other than the U.S. dollar. Consequently, changes in foreign currency exchange rates will affect our revenues. Our expenses are primarily billed and paid in U.S. dollars and not significantly impacted by foreign currency exchange rates, although certain of our shareholder servicing expenses are driven by the average daily market value of proprietary fund AuM and therefore, indirectly impacted by foreign currency exchange rates.
For select new product initiatives, we invest in the related investment vehicles in order to provide critical asset mass. We refer to these investments as “seed money investments.” If a seed money investment is required to be consolidated, it is reflected within the Consolidated Investment Products. In order to maintain consistency of accounting among all seed money investments, we elect the fair value option if a seed money investment is required to be carried under the equity method. Income from seed money investments is included in non-operating income. This income is, by nature, variable. Since the third quarter of 2010, we have made aggregate seed money investments of $44 million.
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
The quarter ended September 30, 2011, marked a return to large declines in markets, reminiscent of the 2008-2009 period. While there were numerous global challenges over this period, the most relevant were the unresolved sovereign debt crisis in the euro zone and fears of a global recession, both of which gathered momentum during the third quarter of 2011. The resulting effect on investor confidence was evident as equity markets suffered large declines in August and September. European equities and emerging markets were among the hardest hit in U.S. dollar terms, as were those sectors and companies exhibiting more cyclical characteristics amid the global slowdown scenario. This market deterioration resulted in a significant reduction to our AuM during the quarter.
Macro factors appear to be driving current market movements to a much greater extent than fundamentals, a scenario that also played out during the 2008-2009 financial crisis. While we expect markets will be held captive to speculation over potential policy actions for some time, we remain focused on seeking out geographic and sector opportunities that we believe are less affected by strains in the developed world. We anticipate important secular trends unfolding in emerging markets leading to their growing share of global Gross Domestic Product (“GDP”) over the next decade. The dichotomy in economic growth rates and debt/GDP levels between the developed and emerging world continues to influence our investment positioning decisions on behalf of the portfolio strategies we manage for our clients, as well as the types of products we choose to offer as an institutional investment management firm. We believe the move by many emerging market countries, including China, to support local consumption growth, provides an important long-term opportunity for investment. Such opportunities are apparent within both emerging market equity and fixed income markets, as well as in those industries and companies within the developed world able to exploit these dynamics. However, geopolitical events will continue to largely dictate market movement over the near term.
27  Artio Global Investors Inc. Third Quarter 2011 Form 10-Q

Industry Trends
Overall, the equity markets have trended downwards throughout the quarter. Our International Equity strategies, which comprise 70% of our total AuM, are measured against the MSCI AC World ex USA Index, which decreased 19.9% during the three months ended September 30, 2011, and decreased 16.8% during the nine months ended September 30, 2011. Heightened volatility may lead to de-risking among certain investors. During the third quarter of 2011, high volatility resulted in significant net client cash outflows across multiple asset classes in the industry.
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
Artio Global Investors Inc. Third Quarter 2011 Form 10-Q  28

Key Performance Indicators
Our management reviews our performance on a monthly basis, focusing on the indicators described below.

	Three Months Ended		Nine Months Ended
(in millions, except basis points, percentages and	September 30,		September 30,
per share amounts)	2011	2010	2011	2010
Operating indicators
AuM at end of period	$34,252	$53,860	$34,252	$53,860
Average AuM for period(a)	41,670	51,004	47,829	52,945
Net client cash flows	(4,183)	(1,420)	(11,941)	(3,140)
Market appreciation (depreciation)	(8,400)	6,285	(7,214)	1,007

Financial indicators
Investment management fees	66	80	226	249
Effective fee rate (basis points)(b)	62.4	62.4	63.1	63.0
Adjusted operating income(c)	32	43	113	137
Adjusted operating margin(d)	50.0%	52.5%	50.5%	54.6%
Operating EBITDA(c)	30	44	116	140
Operating EBITDA margin(d)	47.3%	53.9%	52.0%	56.0%
Adjusted compensation ratio(c)(e)	27.8%	27.4%	29.6%	26.5%
Adjusted net income attributable to Artio Global Investors(c)	16	24	63	76
Diluted earnings per share	$0.11	$0.34	$0.85	$1.13
Adjusted diluted earnings per share(f)	$0.27	$0.40	$1.06	$1.26

(a)	Average AuM for a period is computed on the beginning-of-first-month balance and all end-of-month balances within the period.

(b)	The effective fee rate is computed by dividing annualized investment management fees (normalized for the number of days in the period) by average AuM for the period.

(c)	See the “Adjusted Performance Measures” section of this MD&A for reconciliations of Employee compensation and benefits to Adjusted compensation; Operating income before income tax expense to Adjusted operating income; Net income to operating Earnings before Interest, Taxes, Depreciation and Amortization (“Operating EBITDA”); and Net income attributable to Artio Global Investors to Adjusted net income attributable to Artio Global Investors.

(d)	Adjusted operating and Operating EBITDA margins are calculated by dividing Adjusted operating income and Operating EBITDA by Total revenues and other operating income.

(e)	Calculated as Adjusted compensation(c) divided by Total revenues and other operating income.

(f)	Adjusted diluted earnings per share is calculated by dividing Adjusted net income attributable to Artio Global Investors by Adjusted weighted average diluted shares (see the “Adjusted Performance Measures” section of this MD&A).
Operating Indicators
Our revenues are driven by the amount and composition of our AuM, as well as by our fee structure. As a result, management closely monitors our AuM. We believe average AuM is more useful than quarter-end AuM in analyzing performance during a period, as most of our fees are calculated based on daily or monthly AuM, rather than quarter-end balances of AuM.
As noted in the “Industry Trends” section of this MD&A, global markets have generally declined, which has adversely affected our AuM and revenues. As of September 30, 2011, market depreciation decreased AuM by $8.4 million, or 18%, from June 30, 2011.
Net client cash flows represent purchases by new or existing clients, less redemptions. Our net client cash flows are driven by the performance of our investment strategies relative to their respective benchmark and/or peers, absolute levels of performance, competitiveness of our fee rates, the success of our marketing and client service efforts, as well as clients’ appetite for risk and the state of equity and fixed income markets overall. Our net client cash flows also reflect client-specific actions, such as portfolio rebalancing or decisions to change investment portfolio managers. Net client cash outflows were $4.2 billion in the three months ended September 30, 2011, and $11.9 billion in the nine months ended September 30, 2011. Gross client cash outflows increased $2.2 billion in the three months ended September 30, 2011, and $5.9 billion in the nine months ended September 30, 2011, compared to the corresponding periods in 2010. In our view, this reflects a variety of contributing factors, including
29  Artio Global Investors Inc. Third Quarter 2011 Form 10-Q

underperformance in our International Equity strategies, client rebalancing decisions, asset reallocations and clients adopting a different investment approach. However, we believe underperformance was the primary factor driving net client cash outflows during the most recent quarter.
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
Our effective fee rate of 62.4 basis points has remained relatively stable in recent periods.
In the third quarter of 2011, we implemented organizational changes, which included a staff reduction. Charges related to the staff reduction include severance and acceleration of deferred and share-based compensation.
Our Adjusted operating income and Operating EBITDA margins in the three months and nine months ended September 30, 2011, decreased compared to the corresponding periods in 2010, as expenses increased while revenues decreased. Although the decline in AuM in the last year has impacted our revenues, we continued to generate solid Adjusted operating income and Operating EBITDA margins, which we believe reflects the strength of our business model and the variability of a substantial portion of our expense base.
Adjusted Performance Measures
Certain of our financial indicators are adjusted versions of balances in our consolidated financial statements and are not prepared in conformity with GAAP. We believe these adjusted financial indicators are meaningful as they are more representative of our ongoing expense base than their GAAP counterparts. We exclude the one-time severance and related costs associated with our staff reduction in September 2011 and amortization expense associated with equity awards granted to employees at the time of our initial public offering (“IPO”) in 2009. We also present Adjusted net income attributable to Artio Global Investors per diluted share, which assumes the full exchange of our Principals’ non-controlling interests for Class A common stock at the beginning of each period presented. (This adjustment does not conform with GAAP, for those periods in which the shares are antidilutive. In such periods, the adjustment has the effect of increasing earnings per share.) These adjustments are reflected in Adjusted operating income, Adjusted operating margin, Adjusted compensation ratio, Adjusted net income attributable to Artio Global Investors and Adjusted diluted earnings per share. In addition, we adjust EBITDA to remove the effects of non-operating income. We refer to the resulting amounts as Operating EBITDA and Operating EBITDA margin. We have adjusted Income taxes to reflect the appropriate effective tax rate for each period after taking into consideration these non-GAAP adjustments.
Artio Global Investors Inc. Third Quarter 2011 Form 10-Q  30

The following table reconciles Employee compensation and benefits to Adjusted compensation, Operating income before income tax expense to Adjusted operating income, Net income to Operating EBITDA, and Net income attributable to Artio Global Investors to Adjusted net income attributable to Artio Global Investors.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010
Employee compensation and benefits	$28	$25	$82	$75
Less compensation adjustments:
Staff reduction costs	8	—	8	—
Amortization expense of IPO-related restricted stock unit grants	3	3	8	9

Total compensation adjustments	11	3	16	9

Adjusted compensation	$17	$22	$66	$66

Operating income before income tax expense	$21	$40	$97	$128
Add: total compensation adjustments	11	3	16	9

Adjusted operating income	$32	$43	$113	$137

Net income	$5	$21	$50	$77
Less: interest income	(1)	—	(2)	—
Add: interest expense	1	1	1	2
Add: income taxes	9	18	41	49
Add: depreciation and amortization	10	4	20	12

EBITDA	24	44	110	140
Less: other non-operating (income) loss(a)	6	—	6	—

Operating EBITDA	$30	$44	$116	$140

Net income attributable to Artio Global Investors	$6	$20	$50	$58
Add: net income attributable to non- controlling interests in Holdings	—	1	1	19
Add: total compensation adjustments	11	3	16	9
Tax impact of adjustments	(1)	—	(4)	(10)

Adjusted net income attributable to Artio Global Investors	$16	$24	$63	$76

Weighted average diluted shares	58	59	58	51
Adjusted weighted average diluted shares(b)	60	60	60	60

(a)	Other non-operating income (loss) represents primarily gains and losses on investments of the Consolidated Investment Products.

(b)	Adjusted weighted average diluted shares assumes that the Principals had exchanged all of their non-voting Class A member interests in Holdings (“New Class A Units”) for Class A common stock.
Assets under Management (“AuM”)
Changes to our AuM, the distribution of our AuM among our investment products and investment strategies, and the effective fee rates on our products, all affect our operating results from one period to another.
The amount and composition of our AuM are, and will continue to be, influenced by a variety of factors including, among other things:
•	investment performance, including our investment decisions and fluctuations in both the financial markets and foreign currency exchange rates;
•	client cash flows into and out of our investment products;
31  Artio Global Investors Inc. Third Quarter 2011 Form 10-Q

•	the mix of AuM among our various strategies; and
•	our introduction or closure of investment strategies and products.
Our core asset classes are:
•	International Equity;
•	Global Equity;
•	U.S. Equity;
•	High Grade Fixed Income;
•	High Yield; and
•	Local Emerging Markets Debt.
Investors invest in our strategies through the investment vehicles set forth in the following table.
The following table sets forth a summary of our AuM by investment vehicle type as of September 30, 2011 and 2010.

	As of September 30,		As a % of AuM as of September 30,
(in millions, except percentages)	2011	2010	2011	2010
Proprietary Funds(a)
A shares	$4,706	$7,334
I shares(b)	10,758	15,431

Total	15,464	22,765	45.2%	42.3%
Institutional commingled funds	5,769	8,894	16.8	16.5
Separate accounts	10,838	17,611	31.6	32.7
Sub-advisory accounts	2,181	4,590	6.4	8.5

Ending AuM	$34,252	$53,860	100.0%	100.0%

(a)	Proprietary Funds include both SEC-registered funds and private offshore funds. SEC-registered mutual funds within our proprietary funds are: Artio International Equity Fund; Artio International Equity Fund II; Artio Total Return Bond Fund; Artio Global High Income Fund; Artio Global Equity Fund Inc.; Artio U.S. Microcap Fund; Artio U.S. Midcap Fund; Artio U.S. Multicap Fund; Artio U.S. Smallcap Fund; and Artio Local Emerging Markets Debt Fund.

(b)	Amounts invested in private offshore funds and in the hedge fund are categorized as “I” shares.
The different fee structures associated with each type of investment vehicle make the composition of our AuM an important determinant of the investment management fees we earn. We typically earn higher effective investment management fee rates from our proprietary funds and institutional commingled funds as compared to our separate and sub-advised accounts.
Artio Global Investors Inc. Third Quarter 2011 Form 10-Q  32

The following table sets forth the changes in AuM by investment vehicle type.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2011	2010	% Change	2011	2010	% Change
Proprietary Funds:
Beginning AuM	$21,192	$21,030	1%	$23,013	$24,482	(6)%
Gross client cash inflows	1,085	1,160	(6)	4,009	4,838	(17)
Gross client cash outflows	(2,887)	(2,045)	(41)	(8,099)	(6,884)	(18)

Net client cash flows	(1,802)	(885)	(104)	(4,090)	(2,046)	(100)
Transfers between investment vehicles	(38)	—	*	(38)	—	*

Total client cash flows	(1,840)	(885)	(108)	(4,128)	(2,046)	(102)
Market appreciation (depreciation)	(3,888)	2,620	*	(3,421)	329	*

Ending AuM	15,464	22,765	(32)	15,464	22,765	(32)

Institutional Commingled Funds:
Beginning AuM	8,285	7,842	6	9,236	9,198	—
Gross client cash inflows	60	199	(70)	317	667	(52)
Gross client cash outflows	(919)	(302)	*	(2,492)	(1,098)	(127)

Net client cash flows	(859)	(103)	*	(2,175)	(431)	*
Transfers between investment vehicles	38	22	73	226	22	*

Total client cash flows	(821)	(81)	*	(1,949)	(409)	*
Market appreciation (depreciation)	(1,695)	1,133	*	(1,518)	105	*

Ending AuM	5,769	8,894	(35)	5,769	8,894	(35)

Separate Accounts:
Beginning AuM	14,221	16,001	(11)	16,801	17,854	(6)
Gross client cash inflows	111	308	(64)	277	1,411	(80)
Gross client cash outflows	(1,232)	(688)	(79)	(4,149)	(2,161)	(92)

Net client cash flows	(1,121)	(380)	(195)	(3,872)	(750)	*
Transfers between investment vehicles	—	(22)	100	(188)	(22)	*

Total client cash flows	(1,121)	(402)	(179)	(4,060)	(772)	*
Market appreciation (depreciation)	(2,262)	2,012	*	(1,903)	529	*

Ending AuM	10,838	17,611	(38)	10,838	17,611	(38)

Sub-advisory Accounts:
Beginning AuM	3,137	4,122	(24)	4,357	4,459	(2)
Gross client cash inflows	33	184	(82)	250	877	(71)
Gross client cash outflows	(434)	(236)	(84)	(2,054)	(790)	(160)

Net client cash flows	(401)	(52)	*	(1,804)	87	*
Transfers between investment vehicles	—	—	—	—	—	—

Total client cash flows	(401)	(52)	*	(1,804)	87	*
Market appreciation (depreciation)	(555)	520	*	(372)	44	*

Ending AuM	2,181	4,590	(52)	2,181	4,590	(52)

Total AuM:
Beginning AuM	46,835	48,995	(4)	53,407	55,993	(5)
Gross client cash inflows	1,289	1,851	(30)	4,853	7,793	(38)
Gross client cash outflows	(5,472)	(3,271)	(67)	(16,794)	(10,933)	(54)

Net client cash flows	(4,183)	(1,420)	(195)	(11,941)	(3,140)	*
Transfers between investment vehicles	—	—	—	—	—	—

Total client cash flows	(4,183)	(1,420)	(195)	(11,941)	(3,140)	*
Market appreciation (depreciation)	(8,400)	6,285	*	(7,214)	1,007	*

Ending AuM	$34,252	$53,860	(36)	$34,252	$53,860	(36)

*	Calculation not meaningful.
33  Artio Global Investors Inc. Third Quarter 2011 Form 10-Q

Market appreciation for the three months and nine months ended September 30, 2011, compared to the corresponding periods in 2010, was primarily attributable to the following strategies:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except percentages)	2011	2010	% Change		2011	2010	% Change
Market appreciation (depreciation):
International Equity I	$(3,408)	$2,562	*	%	$(3,130)	$146	*	%
International Equity II	(4,316)	2,994	*		(3,893)	102	*
Other strategies	(676)	729	(193)		(191)	759	(125)

Total market appreciation (depreciation)	$(8,400)	$6,285	*		$(7,214)	$1,007	*

*	Calculation not meaningful.
The MSCI AC World ex USA Index decreased 19.9% during the three months ended September 30, 2011, and increased by 16.6% during the three months ended September 30, 2010. In the three months ended September 30, 2011, the gross performance of our International Equity I strategy trailed the index by 3.5%, and our International Equity II strategy trailed the index by 3.3%. In the three months ended September 30, 2010, the gross performance of our International Equity I strategy trailed the index by 1.4%, and our International Equity II strategy trailed the index by 1.6%.
The MSCI AC World ex USA Index decreased 16.8% during the nine months ended September 30, 2011, and increased by 3.7% during the nine months ended September 30, 2010. In the nine months ended September 30, 2011, the gross performances of our International Equity I strategy trailed the index by 5.0% and our International Equity II strategy trailed the index by 4.9%. In the nine months ended September 30, 2010, the gross performances of our International Equity I strategy trailed the index by 1.6% and our International Equity II strategy trailed the index by 2.1%.
Absolute returns for the nine months ended September 30, 2011, for our International Equity strategies and the MSCI AC World ex USA Index turned negative during the months of August and September, amid large declines in overseas markets. These declines were fueled by continued worries over the unresolved euro zone sovereign debt crisis and growing fears of a renewed global economic downturn. The returns of our International Equity strategies were below the index for the quarter and the nine months ended September 30, 2011.
Relative returns versus the index for the quarter and the first nine months of 2011 were negatively impacted by stock selection across developed and emerging markets as well as the allocation between developed and emerging markets. Within developed markets, while we were correctly positioned with an underweight to financials amid the euro zone crisis for the quarter and year-to-date periods, stock selection negated this effect and detracted from performance. As global growth concerns mounted, positions held within the consumer-related sectors detracted for the quarter and year-to-date periods. Within materials, the overweight position and stock selection detracted for the year-to-date period, whereas there was relatively less effect on the quarter. The underweight to Japan, as well as stock selection, detracted, particularly during the third quarter, whereas these effects were less pronounced for the year-to-date period. For the third quarter, the overweight to and stock selection within China, overweight to Russia and stock selection in India detracted amid a general sell off across emerging markets. For the year-to-date period, stock selection detracted, primarily due to stock-specific issues in Brazil and Russia, while stock selection in Korea was a positive contributor. The overweight to China and India also detracted over this period.
Net client cash flows across all investment vehicles decreased $2.8 billion during the three months ended September 30, 2011, compared to the corresponding period in 2010, mainly as a result of:
•	a $1.6 billion increase in our International Equity II strategy’s net client cash outflows;
•	a $0.8 billion decrease in High Yield strategy’s net client cash flows, as the three months ended September 30, 2011, had net client cash outflows compared to net client cash inflows in the corresponding period in 2010; and
•	a $0.8 billion increase in our International Equity I strategy’s net client cash outflows, partially offset by:
Artio Global Investors Inc. Third Quarter 2011 Form 10-Q  34

•	a $0.5 billion increase in our High Grade Fixed Income strategy’s net client cash flows, as the three months ended September 30, 2011, had net client cash inflows compared to net client cash outflows in the corresponding period in 2010.
Net client cash flows across all investment vehicles decreased $8.8 billion during the nine months ended September 30, 2011, compared to the corresponding period in 2010, mainly as a result of:
•	a $4.4 billion increase in our International Equity II strategy’s net client cash outflows;
•	a $2.3 billion increase in our International Equity I strategy’s net client cash outflows;
•	a $1.6 billion decrease in our High Yield strategy’s net client cash flows, as the nine months ended September 30, 2011, had net client cash outflows compared to net client cash inflows in the corresponding period in 2010;
•	a $0.4 billion decrease in our Global Equity strategy’s net client cash flows, as the nine months ended September 30, 2011, had net client cash outflows compared to net client cash inflows in the corresponding period in 2010; and
•	a $0.1 billion decrease in our U.S. Equity strategy’s net client cash flows, as the nine months ended September 30, 2011, had net client cash outflows compared to net client cash inflows in the corresponding period in 2010.
Proprietary Funds
Net client cash flows related to proprietary funds decreased $0.9 billion during the three months ended September 30, 2011, compared to the corresponding period in 2010, mainly as a result of:
•	a $0.6 billion increase in our International Equity II Fund’s net client cash outflows;
•	a $0.4 billion decrease in our Global High Income Fund’s net client cash flows, as the three months ended September 30, 2011, had net client cash outflows compared to net client cash inflows in the corresponding period in 2010; and
•	a $0.2 billion increase in our International Equity I Fund’s net client cash outflows, partially offset by:
•	a $0.3 billion increase in net client cash flows in our Global Fixed Income Fund’s net client cash flows, as the three months ended September 30, 2011, had net client cash inflows compared to net client cash outflows in the corresponding period in 2010.
Net client cash flows related to proprietary funds decreased $2.0 billion during the nine months ended September 30, 2011, compared to the corresponding period in 2010, mainly as a result of:
•	a $1.0 billion increase in our International Equity II Fund’s net client cash outflows;
•	a $0.6 billion increase in our International Equity I Fund’s net client cash outflows; and
•	a $0.5 billion decrease in our Global High Income Fund’s net client cash inflows, partially offset by:
•	a $0.2 billion decrease in our Global Fixed Income Fund’s net client cash flows, as the nine months ended September 30, 2011, had net client cash inflows compared to net client cash outflows in the corresponding period in 2010.
Institutional Commingled Funds
Net client cash flows related to institutional commingled funds decreased $0.8 billion during the three months ended September 30, 2011, compared to the corresponding period in 2010, mainly as a result of:
•	a $0.5 billion increase in our International Equity II vehicles’ net client cash outflows; and
•	a $0.2 billion increase in our International Equity I vehicles’ net client cash outflows.
35  Artio Global Investors Inc. Third Quarter 2011 Form 10-Q

Net client cash flows related to institutional commingled funds decreased $1.7 billion during the nine months ended September 30, 2011, compared to the corresponding period in 2010, mainly as a result of:
•	a $1.2 billion increase in our International Equity II vehicles’ net client cash outflows; and
•	a $0.5 billion increase in our International Equity I vehicles’ net client cash outflows.
Separate Accounts
Net client cash flows related to separate accounts decreased $0.7 billion during the three months ended September 30, 2011, compared to the corresponding period in 2010, mainly as a result of:
•	a $0.5 billion increase in our International Equity II strategy’s net client cash outflows; and
•	a $0.4 billion increase in our International Equity I strategy’s net client cash outflows, partially offset by:
•	a $0.2 billion increase in our High Grade Fixed Income strategy’s net client cash flows, as the three months ended September 30, 2011, had net client cash inflows compared to net client cash outflows in the corresponding period in 2010.
Net client cash flows related to separate accounts decreased $3.1 billion during the nine months ended September 30, 2011, compared to the corresponding period in 2010, mainly as a result of:
•	a $1.5 billion increase in our International Equity II strategy’s net client cash outflows;
•	a $1.2 billion increase in our International Equity I strategy’s net client cash outflows;
•	a $0.3 billion decrease in our Global Equity strategy’s net client cash flows, as the nine months ended September 30, 2011, had net client cash outflows compared to net client cash inflows in the corresponding period in 2010; and
•	a $0.2 billion decrease in our High Yield strategy’s net client cash flows, as the nine months ended September 30, 2011, had net client cash outflows compared to net client cash inflows in the corresponding period in 2010, partially offset by:
•	a $0.1 billion increase in our High Grade Fixed Income strategy’s net client cash flows, as the nine months ended September 30, 2011, had net client cash inflows compared to net client cash outflows in the corresponding period in 2010.
Sub-advisory Accounts
Net client cash flows related to sub-advised accounts decreased $0.3 billion during the three months ended September 30, 2011, compared to the corresponding period in 2010, mainly as a result of:
•	a $0.4 billion decrease in our High Yield strategy’s net client cash flows as the three months ended September 30, 2011, had net client cash outflows compared to net client cash inflows in the corresponding period in 2010.
Net client cash flows related to sub-advised accounts decreased $1.9 billion during the nine months ended September 30, 2011, compared to the corresponding period in 2010, as a result of:
•	a $0.8 billion decrease in our High Yield strategy’s net client cash flows, as the nine months ended September 30, 2011, had net client cash outflows compared to net client cash inflows in the corresponding period in 2010;
•	a $0.7 billion increase in our International Equity II strategy’s net client cash outflows; and
•	a $0.3 billion increase in our low margin short-term U.S. dollar fixed income products’ net client cash outflows.
Artio Global Investors Inc. Third Quarter 2011 Form 10-Q  36

Revenues and Other Operating Income
Our revenues are driven by investment management fees earned from managing clients’ assets. Investment management fees fluctuate based on the total value of AuM, composition of AuM among our investment vehicles and among our investment strategies, changes in the investment management fee rates on our products.
The following table sets forth average AuM, the effective fee rate and Total revenues and other operating income for the three months and nine months ended September 30, 2011.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except for Average AuM,
effective fee rate and percentages)	2011	2010	% Change	2011	2010	% Change
Average AuM (in millions)	$41,670	$51,004	(18)%	$47,829	$52,945	(10)%

Effective fee rate (basis points)	62.4	62.4	—bp	63.1	63.0	0.1bp

Investment management fees	$65,576	$80,173	(18)%	$225,561	$249,301	(10)%
Net gains (losses) on funds held for deferred compensation	(1,798)	722	*	(1,435)	582	*
Foreign currency gains (losses)	6	35	(83)	(14)	13	*

Total revenues and other operating income	$63,784	$80,930	(21)	$224,112	$249,896	(10)

*	Calculation not meaningful.
Total revenues and other operating income decreased by $17.1 million for the three months ended September 30, 2011, compared to the corresponding period in 2010, due primarily to an 18% decline in average AuM and net losses in 2011 compared to net gains in 2010 on funds held for deferred compensation.
Total revenues and other operating income decreased by $25.8 million for the nine months ended September 30, 2011, compared to the corresponding period in 2010, due primarily to a 10% decline in average AuM and net losses in 2011 compared to net gains in 2010 on funds held for deferred compensation.
Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except percentages)	2011	2010	% Change	2011	2010	% Change
Employee compensation and benefits(a)	$28,387	$24,772	15%	$82,217	$74,588	10%
Shareholder servicing and marketing	4,708	5,031	(6)	14,736	15,177	(3)
General and administrative	9,470	11,224	(16)	29,999	31,954	(6)

Total operating expenses	$42,565	$41,027	4	$126,952	$121,719	4

(a)	The three months and nine months ended September 30, 2011, includes costs of $7.6 million associated with a staff reduction in 2011.
Operating expenses increased by $1.5 million for the three months ended September 30, 2011, compared to the corresponding period in 2010, mainly due to the $7.6 million cost associated with a staff reduction in 2011, partially offset by lower other employee compensation costs and lower general and administrative costs.
Operating expenses increased by $5.2 million for the nine months ended September 30, 2011, compared to the corresponding period in 2010, mainly due to the $7.6 million cost associated with a staff reduction in 2011, partially offset by lower general and administrative costs.
37  Artio Global Investors Inc. Third Quarter 2011 Form 10-Q

Employee Compensation and Benefits
In September 2011, we implemented organizational changes, which included a staff reduction. In aggregate, we reduced our workforce by approximately 11% of headcount.
Employee compensation and benefits increased $3.6 million for the three months ended September 30, 2011, compared to the corresponding period in 2010, due primarily to the $7.6 million cost related to a staff reduction in 2011 and accruals related to our long-term incentive program, partially offset by a decrease in current year incentive compensation awards.
Employee compensation and benefits increased $7.6 million for the nine months ended September 30, 2011, compared to the corresponding period in 2010, due primarily to the $7.6 million cost related to a staff reduction in 2011, increased amortization expense related to deferred incentive compensation awards and share-based compensation, partially offset by a decrease in current year incentive compensation awards.
Shareholder Servicing and Marketing
Shareholder servicing and marketing expenses decreased $0.3 million for the three months ended September 30, 2011, compared to the corresponding period in 2010, due primarily to lower marketing and custody costs.
Shareholder servicing and marketing expenses decreased $0.4 million for the nine months ended September 30, 2011, compared to the corresponding period in 2010, due primarily to lower marketing expenses and a decline in custody costs, partially offset by increased platform charges.
General and Administrative
General and administrative expenses decreased $1.8 million for the three months ended September 30, 2011, compared to the corresponding period in 2010, due primarily to higher costs in 2010 associated with client trading errors and professional fees relating to our secondary stock offering in June 2010.
General and administrative expenses decreased $2.0 million for the nine months ended September 30, 2011, compared to the corresponding period in 2010, due primarily to higher costs in 2010 associated with client trading errors and professional fees relating to our secondary stock offering in June 2010.
Artio Global Investors Inc. Third Quarter 2011 Form 10-Q  38

Non-operating Income (Loss)
Non-operating income (loss) primarily results from income on seed money investments, including the results from the Consolidated Investment Products, and interest expense incurred on borrowings under our term credit facility. The following table sets forth Non-operating income (loss).

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2011	2010	% Change		2011	2010	% Change
Interest income — the Consolidated Investment Products(a)	$1,019	$33	*	%	$2,314	$33	*	%
Interest expense	(461)	(607)	24		(1,488)	(1,927)	23
Net gains (losses) — the Consolidated Investment Products and other seed money investments(a)	(6,554)	145	*		(6,312)	145	*
Expenses — the Consolidated Investment Products and other seed money investments(a)	(196)	(5)	*		(298)	(5)	*
Other income	2	3	(33)		3	14	(79)

Total non-operating loss	$(6,190)	$(431)	*		$(5,781)	$(1,740)	*

*	Calculation not meaningful.

(a)	Includes aggregate non-operating losses of $1.5 million for the three months ended September 30, 2011, and $1.4 million for the nine months ended September 30, 2011, related to non-controlling interests in the Consolidated Investment Products.
Non-operating losses in the third quarter of 2011 increased, due primarily to losses in 2011 by the Consolidated Investment Products and other seed money investments, partially offset by lower interest expense on our borrowing under our term credit facility, resulting from the partial pay-down of our debt. The Consolidated Investment Products had net losses for the three months ended September 30, 2011, due primarily to market declines.
Non-operating losses for the nine months ended September 30, 2011, increased, due primarily to losses in 2011 by the Consolidated Investment Products and other seed money investments, which began in the third quarter of 2010, partially offset by lower interest expense on our borrowing under our term credit facility, resulting from the partial pay-down of our debt. The Consolidated Investment Products had net losses for the nine months ended September 30, 2011, due primarily to market declines.
Income Taxes
Investors is organized as a Delaware corporation, and therefore is subject to U.S. Federal, state and local income taxes. As a member of Holdings, Investors incurs U.S. Federal, state and local income taxes on its allocable share of income of Holdings, including Holdings’ subsidiaries.
Our effective tax rates were 65% for the three months ended September 30, 2011, and 47% for the three months ended September 30, 2010. Due to the vesting of RSUs at a price lower than their grant-date price, we wrote off $2.8 million of the deferred tax asset in the third quarter of 2011 and $1.9 million in the third quarter of 2010. This increased our effective tax rate by 19% for the three months ended September 30, 2011, and 5% in the three months ended September 30, 2010.
Our effective tax rates were 45% for the nine months ended September 30, 2011, and 39% for the nine months ended September 30, 2010. Due to the vesting of RSUs at a price lower than their grant-date price, we wrote off $3.1 million of the deferred tax asset in the nine months ended September 30, 2011, and $1.9 million in the nine months ended September 30, 2010. This increased our effective tax rate by 3% for the nine months ended September 30, 2011, and 2% in the nine months ended September 30, 2010.
39  Artio Global Investors Inc. Third Quarter 2011 Form 10-Q

Liquidity and Capital Resources
Working Capital
Below is a table showing our working capital, excluding the Consolidated Investment Products.

	As of September 30,	As of December 31,
(in thousands, except percentages)	2011	2010	% Change
Cash	$89,166	$79,232	13%
Investments, fair value — Artio Global funds held for deferred compensation	9,834	9,069	8
Fees receivable and accrued fees, net of allowance for doubtful accounts	41,612	54,373	(23)
Income tax receivable	13,051	8,586	52

	153,663	151,260	2
Less:
Term loan due within one year	(18,000)	(18,000)	—
Accrued compensation and benefits	(29,487)	(39,256)	25
Accounts payable and accrued expenses	(5,610)	(7,761)	28
Accrued income taxes payable	(4,411)	(4,749)	7

Working capital	$96,155	$81,494	18

In the first nine months of 2011, we made seed money investments of $24.0 million, repaid $13.5 million in borrowings under our term credit facility, paid $10.5 million in dividends, purchased and retired shares of our Class A common stock for approximately $6.8 million, paid $5.0 million to our Principals under the tax receivable agreement and paid 2010 incentive compensation awards, which were accrued during 2010.
In December 2010, our Board of Directors authorized a share repurchase program of up to 3.0 million shares of our common stock, which expires on December 31, 2013. As of September 30, 2011, we have purchased and retired 773,939 shares of our Class A common stock for approximately $6.8 million under this program.
On October 24, 2011, our Board of Directors declared a dividend of $0.06 per share to be paid on November 22, 2011, to holders of record of our Class A common stock as of the close of business on November 9, 2011. To provide funding for the dividend payable to the holders of record of our Class A common stock, a distribution by Holdings of $0.06 per New Class A Unit will be paid to all members of Holdings, including the Principals.
Our working capital requirements historically have been met through operating cash flows. We believe our current working capital and $100.0 million revolving credit facility are sufficient to meet our current obligations and support our organic growth initiatives. We did not use the revolving credit facility during the nine months ended September 30, 2011 or 2010.
Debt
In September 2009, Holdings entered into a $110.0 million credit facility consisting of a $60 million three-year term credit facility and a $50.0 million three-year revolving credit facility. In October 2009, we borrowed $60 million under the term credit facility and began quarterly repayments in December 2010. In January 2011, Holdings increased the capacity of its revolving credit facility from $50.0 million to $100.0 million. As of September 30, 2011, we have repaid $18.0 million of our borrowings under the term credit facility.
The credit facility agreement also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends and fundamental corporate changes. As of September 30, 2011, our consolidated leverage ratio was 0.3:1 and our consolidated interest coverage ratio was 62.8:1 each in compliance with our debt covenants.
Artio Global Investors Inc. Third Quarter 2011 Form 10-Q  40

Our average outstanding borrowings under the term credit facility were $50.5 million in the nine months ended September 30, 2011. We have not borrowed under the revolving credit facility.
Cash Flows
The following table sets forth our cash flows for the first nine months of 2011 and 2010.

	Nine Months Ended September 30,
(in thousands, except percentages)	2011	2010	% Change
Cash flow data:
Net cash provided by operating activities	$34,306	$73,956	(54)%
Net cash used in investing activities	(3,639)	(2,056)	(77)
Net cash used in financing activities	(18,725)	(69,316)	73
Effect of exchange rate changes on cash	(14)	13	*

Net increase in cash	$11,928	$2,597	*

* Calculation not meaningful.
Net cash provided by operating activities decreased $39.7 million for the nine months ended September 30, 2011, primarily reflecting net investment purchases of $34.6 million by the Consolidated Investment Products that were partially funded with $13.8 million of contributions from non-controlling interests (reflected as financing cash flows), lower net income and $5.0 million paid to the Principals under the tax receivable agreement.
Net cash used in investing activities increased $1.6 million for the nine months ended September 30, 2011, compared to the corresponding period in 2010, primarily reflecting an increase in investments held for deferred compensation.
Net cash used by financing activities decreased $50.6 million for the nine months ended September 30, 2011, compared to the corresponding period in 2010, primarily reflecting a $40.1 million payment to GAM in 2010, capital contributions to the Consolidated Investment Products and lower distributions paid to non-controlling interests, partially offset by a $13.5 million repayment of the borrowing under the term credit facility in 2011.
Deferred Taxes
The majority of our deferred tax assets are a result of the step-up in tax basis relating to the exchanges by the Principals of New Class A Units for Class A common stock, and are recoverable over a 15-year period. Recovery will depend on our ability to generate sufficient taxable income. These deferred tax assets would require an annual average taxable income of $32.8 million (at an estimated effective tax rate of 40%) to be recovered in full. Based on several factors, including historical taxable income and current levels of AuM, we believe that it is more likely than not that there will be sufficient annual taxable income to realize the deferred tax asset and, therefore, no valuation allowance is necessary. We realized $5.8 million of this deferred tax asset in 2010 and expect to realize approximately $8.8 million of this deferred tax asset in 2011.
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
In the nine months ended September 30, 2011, we wrote off $3.1 million of the deferred tax asset due to the vesting of restricted stock units at a price lower than their grant-date fair value, of which $2.8 million was written off in the third quarter. Deferred tax assets that arise out of the amortization of restricted stock units may be subject to write-offs if restricted stock units vest at a price lower than their grant-date fair value.
41  Artio Global Investors Inc. Third Quarter 2011 Form 10-Q

Off-Balance Sheet Arrangements
The Consolidated Investment Products held credit default swaps, foreign exchange forward contracts and options as of September 30, 2011. As of September 30, 2011, the aggregate notional/nominal amount of credit default swaps, foreign exchange forward contracts and options was $53.0 million. (See Notes to the Consolidated Financial Statements, Note 6. Derivative Contracts.)
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
Our AuM was $34.3 billion as of September 30, 2011. Assuming a 10% increase or decrease in the value of the AuM and the change being proportionally distributed over all our products, the fair value would increase or decrease by $3.4 billion, which would cause an annualized increase or decrease in Total revenues and other operating income of approximately $21.6 million at our current effective fee rate.
Artio Global Investors Inc. Third Quarter 2011 Form 10-Q  42

We have not adopted a corporate-level risk management policy regarding the hedging of client assets, nor have we historically attempted to hedge revenue risks that would arise from fluctuations in the fair value of separate client portfolios or our overall AuM.
Investments
We are subject to market risk from a decline in the price of investments that we own to fund future deferred compensation liabilities, as well as from changes in the price of investments held by our seed money investments. As of September 30, 2011, the securities we own to fund future deferred compensation liabilities consisted of Artio Global Funds. Management regularly monitors the value of these investments; however, we have not adopted a specific risk management policy to manage the associated market risk. Gains or losses on investments that we own to manage future deferred compensation liabilities match the related adjustments to compensation expense over the entire service period of the deferred compensation, but will not match in any single fiscal period.
As of September 30, 2011, the securities owned by the Consolidated Investment Products and other seed money investments, net of investments sold, not yet purchased, consisted primarily of equity securities, corporate bonds, term loans and asset-backed securities. The fair value of these investments was $57.5 million as of September 30, 2011. Assuming a 10% increase or decrease in the values of these investments, the fair value would increase or decrease by $5.7 million as of September 30, 2011, of which a pro rata portion would be allocable to non-controlling interests.
Exchange Rate Risk
A substantial portion of the accounts that we advise, or sub-advise, hold investments that are exposed to currencies other than the U.S. dollar. These client portfolios may hold currency forwards or other derivative instruments. The fair value of these investments and instruments are affected by movements in the rate of exchange between the U.S. dollar and the underlying foreign currency. Such movements in exchange rates affect the fair value of assets held in accounts we manage, thereby affecting the amount of revenue we earn. The fair value of the assets we manage was $34.3 billion as of September 30, 2011. The U.S. dollar fair value of AuM would decrease, with an increase in the value of the U.S. dollar, or increase, with a decrease in the value of the U.S. dollar. Our exposure to foreign currencies may change significantly on a daily basis, therefore, our average daily foreign currency exposure may be significantly different than at period end. A 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of the AuM by $2.0 billion, which would cause an annualized increase or decrease in Total revenues and other operating income of $12.3 million. As of September 30, 2011, approximately 57% of our AuM had exposure to currencies other than the U.S. dollar.
The composition of the exposure within our AuM approximates:

As of
September 30, 2011
British pound	13%
Japanese yen	8
Hong Kong dollar	8
Euro	6
Canadian dollar	5
Other (representing approximately 44 currencies)	17

57%

The net assets of the Consolidated Investment Products held as of September 30, 2011, were primarily denominated in U.S. dollars. The investments held pursuant to the deferred compensation plan include Artio Global Funds, whose underlying assets are primarily non-dollar denominated. The effect of a 10% change in exchange rates on such securities would not have a material effect on the financial statements.
43  Artio Global Investors Inc. Third Quarter 2011 Form 10-Q

The composition of the non-U.S. dollar exposure from the Consolidated Investment Products approximates:

As of
September 30, 2011
Malaysian ringgit	6%
Turkish lira	5
South African rand	5
Indonesian rupiah	4
Brazilian real	4
Euro	(5)
Other (representing approximately 13 currencies)	12

31%

Interest Rate Risk
The Consolidated Investment Products and certain of the accounts we advise or sub-advise own fixed income securities. Further, from time to time, we may invest our excess cash balances in short-term U.S. government fixed income securities. Interest rate changes affect the fair value of such investments or the revenue we earn from them.
Assuming a 100 basis point increase or decrease in interest rates, we estimate that the value of the fixed income securities we manage or sub-advise would change by approximately $391.5 million. The impact of such changes would not be material to our revenues or net income.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
We have been named in certain litigation. In the opinion of management, the possibility of an outcome from this litigation that is materially adverse to us is remote.
Item 1A. Risk Factors.
Our 2010 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 25, 2011 (“Form 10-K”), contains a section entitled “Risk Factors.” We incorporate that section of the Form 10-K in this filing and readers should refer to it.
Artio Global Investors Inc. Third Quarter 2011 Form 10-Q  44

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Investors’ share repurchase activity for each of the three months in the period ended September 30, 2011, was as follows:

			Total Number of	Approximate
			Shares Purchased	Shares that May
	Total Number of		as Part of Publicly	Yet be Purchased
	Shares	Average Price Paid	Announced Plans	Under the Plans or
Period	Repurchased(a)	Per Share	or Programs(a)	Programs(a)
July 1, 2011 through July 31, 2011	—	$—	—	3,000,000
August 1, 2011 through August 31, 2011	773,939	8.77	773,939	2,226,061
September 1, 2011 through September 30, 2011	—	—	—	2,226,061

For the quarter ended September 30, 2011	773,939	8.77	773,939	2,226,061

(a)	In December 2010, our Board of Directors authorized a share repurchase program of up to 3.0 million shares of our Class A common stock, which expires on December 31, 2013. As of September 30, 2011, we have purchased 773,939 shares of our Class A common stock for approximately $6.8 million under this program.
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
45  Artio Global Investors Inc. Third Quarter 2011 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on November 8, 2011.

Artio Global Investors Inc.
By:	/s/ Francis Harte
	Name:	Francis Harte
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

46  Artio Global Investors Inc. Third Quarter 2011 Form 10-Q