Form 10-K
period 2011-12-31
Artio Global Investors Inc.
filed 2012-02-29
CIK 1419178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes        ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes        ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes        ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ((§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes        ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes        ☒  No

As of June 30, 2011, the aggregate market value of the voting and non-voting common equity held by non-affiliates was: $344,270,000

The number of shares outstanding of each of the registrant’s classes of common stock, as of February 21, 2012, are:

Class A common stock: 58,276,178

Class B common stock: 1,200,000

Class C common stock: none

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Artio Global Investors Inc.’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 11, 2012, are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

ARTIO GLOBAL INVESTORS INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

The MSCI EAFE® Index and the MSCI EAFE® and Canada Index, which we refer to as the MSCI EAFE® and Canada Index, are trademarks of MSCI Inc. The MSCI AC World ex USA Index SM ND is a service mark of MSCI Inc. MSCI Inc. is the owner of all copyrights relating to these indices and is the source of the performance statistics of these indices that are referred to in this Report.

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

Artio Global Investors Inc. 2011 Annual Report 1

Morningstar rankings are for Class I mutual fund shares with a minimum three-year track record. For each mutual fund with at least a three-year history, Morningstar calculates a Morningstar Rating™ based on a Morningstar Risk-Adjusted Return measure that accounts for variation in a fund’s monthly performance (including the effects of sales charges, loads, and redemption fees), placing more emphasis on downward variations and rewarding consistent performance. The top 10% of funds in each category receive 5 stars, the next 22.5% receive 4 stars, the next 35% receive 3 stars, the next 22.5% receive 2 stars and the bottom 10% receive 1 star. (Each share class is counted as a fraction of one fund within this scale and rated separately, which may cause slight variations in the distribution percentages.) The Overall Morningstar Rating for a mutual fund is derived from a weighted average of the performance figures associated with its three-, five- and ten-year (if applicable) Morningstar Rating metrics. This investment’s independent Morningstar Rating metric is then compared against the mutual fund universe breakpoints to determine its hypothetical rating. The information contained herein: (1) is proprietary to Morningstar; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information.

Data presented reflects past performance, which is no guarantee of future results. © 2012 Morningstar, Inc. All Rights Reserved.

None of the information in this Annual Report on Form 10-K constitutes either an offer or a solicitation to buy or sell any fund securities, nor is any such information a recommendation for any fund security or investment service.

2 Artio Global Investors Inc. 2011 Annual Report

PART I

Item 1. Business

Overview

Our Business

Artio Global Investors Inc. (“Investors” or the “Company”) and subsidiaries (collectively, “we,” “us” or “our”) are an asset management company that provides active investment management services to institutional and mutual fund clients. In addition to International Equity, we offer a select group of other equity and fixed income strategies, including Global Equity, a series of U.S. Equity strategies, High Grade Fixed Income, High Yield and Local Emerging Markets Debt. International Equities are our largest strategies, which represented 64% of our assets under management (“AuM”) as of December 31, 2011. As of December 31, 2011, nine out of ten composites of these strategies had outperformed their benchmarks since inception. We continue to work towards our long-term goal of expanding and diversifying our asset and revenue mix by judiciously expanding our product line-up in asset classes where we believe we can add value for clients. Currently, we manage and advise the following investment vehicles through which clients can access our investment capabilities: proprietary funds; commingled institutional investment vehicles; institutional separate accounts; sub-advisory accounts; and a hedge fund. For select new product initiatives, we invest in the related investment vehicles in order to provide critical mass. We refer to these investments as “seed money investments.” Since the third quarter of 2010, we have made aggregate seed money investments of $44 million.

Our operations and clients are based principally in the U.S.; however, a substantial portion of our AuM are invested outside of the U.S. Our revenues are primarily billed in U.S. dollars, driven by investment management fees earned from managing clients’ assets, and are calculated on the U.S. dollar value of the investment assets we manage for clients. The U.S. dollar value of AuM fluctuates with changes in foreign currency exchange rates. As of December 31, 2011, 62% of our AuM were exposed to currencies other than the U.S. dollar. Changes in foreign currency exchange rates may therefore have a material impact on our revenues. Our expenses are primarily billed and paid in U.S. dollars and not significantly affected by foreign currency exchange rates, although our shareholder servicing expenses are driven by average daily market value of proprietary fund AuM and therefore, indirectly impacted by foreign currency exchange rates. As of December 31, 2011, 64% of our AuM were held in the International Equity I and International Equity II strategies, and 83% of our investment management fees for the year ended December 31, 2011 were attributable to fees earned from those strategies.

Our primary business objective is to consistently generate superior investment returns for our clients; investment performance remains our paramount goal. We manage our investment portfolios based on a philosophy of style-agnostic investing across a broad range of opportunities, focusing on macro-economic factors and broad-based global investment themes. We also emphasize fundamental research and analysis in order to identify specific investment opportunities and capitalize on price inefficiencies. We believe that the depth and breadth of the intellectual capital and experience of our investment professionals, together with this investment philosophy and approach, are central to achieving positive investment performance. As an organization, we concentrate our resources on meeting our clients’ investment objectives and we seek to outsource certain support functions, where appropriate, to industry leaders thereby allowing us to focus our business on the areas where we believe we can add the most value for our clients.

Our distribution efforts target institutions and organizations that demonstrate institutional buying behavior and longer-term investment horizons, such as pension fund consultants, broker dealers, registered investment advisors (“RIAs”), mutual fund platforms and sub-advisory relationships, enabling us to achieve significant leverage from our focused sales force and client service infrastructure. As of December 31, 2011, we provided investment management services to a broad and diversified spectrum of approximately 980 institutional clients, including some of the world’s leading corporations, public and private pension funds, endowments and foundations and major financial institutions through our separate accounts, commingled funds and proprietary funds. We also manage assets for more than 700,000 retail mutual fund shareholders through SEC-registered funds and other retail investors through 10 funds that we sub-advise for others. We continue to focus on expanding our distribution efforts into those markets and client segments where we see demand for our product offerings and that we believe are

Artio Global Investors Inc. 2011 Annual Report 3

consistent with our philosophy of focusing on distributors who display institutional buying behavior through their selection process and due diligence. In 2011, we opened offices in London, England, to expand our distribution activities to Europe and the Middle East, and in Sydney, Australia, to expand our distribution activities in Australia, New Zealand and parts of Asia.

Our AuM as of December 31, 2011, by investment vehicle and investment strategy, are as follows:

Investment Vehicles (As of December 31, 2011)	Investment Strategies (As of December 31, 2011)

Industry Overview

Investment management is the professional management of securities and other assets on behalf of institutional and individual investors. This industry continues to have significant long-term growth potential with capital inflows expected to come from sources such as households, high net worth individuals, pension plans, endowments, foundations and insurance companies.

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

Our Structure

The Company and its subsidiaries comprises Investors and its subsidiaries, including Artio Global Holdings LLC (“Holdings”), an intermediate holding company that owns Artio Global Management LLC (“Investment Adviser”), a registered investment adviser under the Investment Advisers Act of 1940; Artio Global Institutional Services LLC, which was licensed as a limited-purpose broker-dealer in 2011; and certain investment vehicles, which we consolidate because we have a controlling financial interest in those vehicles (the “Consolidated Investment Products”). The Consolidated Investment Products include Artio Alpha Investment Funds, LLC, which includes the Artio Global Credit Opportunities Fund, a global credit hedge fund, and the Artio Local Emerging Markets Debt Fund, a SEC-registered mutual fund launched in 2011. As of December 31, 2011, Holdings was approximately 98% owned by Investors, and 1% was owned by each of our Principals.

Investment Adviser was organized as a corporation in Delaware on February 1, 1983 and converted to a limited liability company on May 3, 2004. It is our primary operating entity and provides investment management

4 Artio Global Investors Inc. 2011 Annual Report

services to institutional and mutual fund clients. It manages and advises the Artio Global Funds (the “Funds”), which are U.S. registered investment companies; commingled institutional investment vehicles; separate accounts; sub-advisory accounts; and a hedge fund.

Our History

2009 Initial Public Offering and Changes in the Principals’ Interests

Prior to the completion of our initial public offering (“IPO”) on September 29, 2009, Investors was a wholly owned subsidiary of GAM Holding AG (formerly known as Julius Baer Holding Ltd.), a Swiss corporation (“GAM”), and each of Richard Pell, our Chairman, Chief Executive Officer and Chief Investment Officer (“Pell”), and Rudolph-Riad Younes, our Head of International and Global Equities (“Younes,” together with Pell, the “Principals”) had a 15% Class B profits interest in Holdings, which was accounted for as compensation. Immediately prior to the IPO, each Principal exchanged his Class B profits interest for a 15% non-voting Class A membership interest in Holdings (“New Class A Units”). Each Principal also purchased, at par value, 9.0 million shares of voting, non-participating, Investors’ Class B common stock. In addition, the Principals entered into a tax receivable agreement with the Company, under which each Principal is entitled to 85% of certain tax benefits realized by us in our tax returns as a result of his exchange of New Class A Units for Class A common stock.

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

Investment Strategies, Products and Performance

Overview

We manage 10 different investment strategies across six asset classes: International Equity; Global Equity; U.S. Equity; High Grade Fixed Income; High Yield; and Local Emerging Markets Debt.

Artio Global Investors Inc. 2011 Annual Report 5

While each of our investment teams has a distinct process and approach to managing their investment portfolios, we foster an open, collaborative culture that encourages the sharing of ideas and insights across teams. This approach serves to unify and define us as an asset manager and has contributed to investment results across our range of strategies. The following practices are core to each team’s philosophy and process:

—	A team-based approach;

—	A reliance on internally generated research and independent thinking;

—	A belief that broad-based quantitative screening prior to the application of a fundamental research overlay is as likely to hide opportunities as it is to reveal them;

—	A significant emphasis on top-down/macro inputs and broad-based global investment themes to complement unique industry specific bottom-up analysis;

—	An intense focus on risk management, but not an aversion to taking risk that is rewarded with an appropriate premium; and

—	A belief that ultimate investment authority and accountability should reside with individuals within each investment team rather than committees.

We further believe that sharing ideas and analyses across investment teams allows us to leverage our knowledge of markets across the globe. In addition, this collaboration has enabled us to successfully translate profitable ideas from one asset class or market to another across our range of investment strategies.

Our investment capabilities are offered to clients through the following vehicles: proprietary funds, institutional commingled funds, separate accounts, a hedge fund and sub-advisory accounts. While many of our strategies are available through these vehicles, we do not offer all of these vehicles within each strategy. We currently serve as investment advisor to ten SEC-registered mutual funds that offer no-load open-end share classes. In addition, we offer two private offshore funds to select offshore clients. Our institutional commingled funds are private pooled investment vehicles which we offer to qualified institutional clients such as public and private pension funds, foundations and endowments, membership organizations and trusts. We similarly manage separate accounts for institutional clients such as public and private pension funds, foundations and endowments and generally offer these accounts to institutional investors making the required minimum initial investment, which varies by strategy. Due to the size of the plans and specific reporting requirements of these investors, a separately managed account is often necessary to meet our clients’ needs. Our sub-advisory accounts include six SEC-registered mutual funds managed pursuant to sub-advisory agreements and four non-SEC registered funds. Our sub-advisory account services are primarily focused on our International Equity strategies. Clients include financial services companies looking to supplement their own product offerings with the products of external managers with specific expertise, which we provide.

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

6 Artio Global Investors Inc. 2011 Annual Report

Investment Strategies

The table below sets forth the total AuM for each of our investment strategies as of December 31, 2011, the strategy inception date and, for those strategies which we make available through an SEC-registered mutual fund, the Lipper ranking of the Class I shares of such mutual fund against similar funds based on performance since inception.

Strategy	Total AuM as of December 31, 2011	Strategy Inception Date
	(in millions)
International Equity
International Equity I	$8,680	May 1995
International Equity II	10,897	April 2005	(2)
Other International Equity	47	Various
High Grade Fixed Income
Total Return Bond	5,232	February 1995
U.S. Fixed Income	271	Various
High Yield
High Yield	4,295	April 2003
Global Equity
Global Equity	721	July 1995
U.S. Equity
Micro-Cap	11	August 2006
Small-Cap	160	August 2006
Mid-Cap	3	August 2006
Multi-Cap	4	August 2006
Local Emerging Markets Debt	2	May 2011
Other(1)	36

Total	$30,359

(1)	Other includes Global Credit Opportunities Fund and Other strategies.

(2)	We classify within International Equity II certain sub-advised mandates that were initially part of our International Equity I strategy because net client cash flows into these mandates, since 2005, have been invested according to the International Equity II strategy and the overall portfolios of these mandates are currently more similar to our International Equity II strategy.

Set forth below is a description of each of our strategies and their performance.

International Equity

Our International Equity strategies are core strategies that do not attempt to follow either a “growth” or a “value” approach to investing. The International Equity strategies invest in equity securities and equity derivatives in developed and emerging markets outside the U.S. and held approximately 180 positions as of December 31, 2011. We believe that maintaining a diversified core portfolio, driven by dynamic sector and company fundamental analysis, is the key to delivering superior, risk-adjusted, long-term performance in the international equity markets. The investment process for the International Equity strategy is a three phase process consisting of: (i) thinking – conducting broad global fundamental analysis to establish relative values and priorities across and between sectors and geographies; (ii) screening – conducting a detailed fundamental analysis of the competitive relationship between companies and the sectors and countries in which they operate; and (iii) selecting – carefully considering whether the investment opportunity results from (a) an attractive relative value, (b) a catalyst for change, (c) in the case of emerging markets, in a market, sector or region undergoing transformation from emerging toward developed status, (d) a company in a dominant competitive position or (e) a company exhibiting a strong financial position with strong management talent and leadership. The overall objective of our investment process is to create a highly diversified portfolio of the most relatively attractive securities across global developed and emerging markets countries. The portfolio is monitored on a daily basis using a proprietary attribution system that permits us to track how particular investments contribute to performance.

Artio Global Investors Inc. 2011 Annual Report 7

The 33 professionals that comprise this team are responsible for managing International Equity investment strategies which, in the aggregate, accounted for $19.6 billion of our total assets under management as of December 31, 2011, with 42% of these assets in proprietary funds, 30% in separate accounts, 21% in commingled funds and 7% in sub-advised accounts.

—	International Equity I (“IE I”)

We launched this strategy in May 1995 and, as of December 31, 2011, it accounted for approximately $8.7 billion of AuM, including the $4.5 billion Artio International Equity Fund. IE I was closed to new investors in 2005 in order to preserve the return opportunity in our smaller capitalization investments for existing IE I investors. As of December 31, 2011, the Artio International Equity Fund ranked in the 4th quartile of its Lipper universe over the past one-, three- and five-year periods.

The following table sets forth the changes in AuM for the years ended December 31, 2011, 2010 and 2009:

International Equity I	Year Ended December 31,
	2011	2010	2009
	(in millions)
Beginning AuM	$18,781	$21,656	$20,188
Gross client cash inflows	952	1,345	1,759
Gross client cash outflows	(8,176)	(5,520)	(4,406)

Net client cash flows	(7,224)	(4,175)	(2,647)
Transfers between investment strategies	—	—	10

Total client cash flows	(7,224)	(4,175)	(2,637)
Market appreciation (depreciation)	(2,877)	1,300	4,105

Ending AuM	$8,680	$18,781	$21,656

—	International Equity II (“IE II”)

We launched a second International Equity strategy in March 2005. IE II mirrors IE I in all respects except that it does not invest in companies with small capitalizations. However, the International Equity II strategy aims to replicate the returns of the small-cap component of the International Equity I strategy through a substitution strategy. We direct all new International Equity mandates into this strategy. As of December 31, 2011, IE II accounted for approximately $10.9 billion of AuM. As of December 31, 2011, the Artio International Equity Fund II ranked in the 4th quartile of its Lipper universe for the one-, three- and five-year periods.

The following table sets forth the changes in AuM for the years ended December 31, 2011, 2010 and 2009:

International Equity II	Year Ended December 31,
	2011	2010	2009
	(in millions)
Beginning AuM	$23,272	$24,716	$18,697
Gross client cash inflows	2,015	3,229	6,349
Gross client cash outflows	(10,781)	(6,187)	(5,249)

Net client cash flows	(8,766)	(2,958)	1,100
Transfers between investment strategies	(39)	50	—

Total client cash flows	(8,805)	(2,908)	1,100
Market appreciation (depreciation)	(3,570)	1,464	4,919

Ending AuM	$10,897	$23,272	$24,716

8 Artio Global Investors Inc. 2011 Annual Report

—	Other International Equity

In addition to our core IE I and IE II strategies, we have several other smaller International Equity strategies that we have developed in response to specific client requests which, in the aggregate, accounted for approximately $47 million in AuM as of December 31, 2011.

The table below sets forth the annualized returns, gross and net (which represent annualized returns prior to and after payment of fees, respectively) of our largest International Equity composites from their inception to December 31, 2011, and in the five-, three- and one-year periods ended December 31, 2011, relative to the performance of the market indices that are most commonly used by our clients to compare the performance of the relevant composite.

	Period Ended December 31, 2011
	Since Inception	5 Years	3 Years	1 Year
International Equity I
Annualized Gross Returns	10.4%	(6.5)%	2.6%	(21.2)%
Annualized Net Returns	8.9%	(7.2)%	1.9%	(21.8)%
MSCI EAFE Index®	3.7%	(4.7)%	7.7%	(12.1)%
MSCI AC World ex USA IndexSM ND	4.3%	(2.9)%	10.7%	(13.7)%
International Equity II
Annualized Gross Returns	2.0%	(5.8)%	2.9%	(20.3)%
Annualized Net Returns	1.3%	(6.4)%	2.2%	(20.8)%
MSCI EAFE Index®	1.8%	(4.7)%	7.7%	(12.1)%
MSCI AC World ex USA IndexSM ND	3.6%	(2.9)%	10.7%	(13.7)%

The table below sets forth the annualized returns, gross and net (which represent annualized returns prior to and after payment of fees, respectively) of our largest International Equity composites for the five years ended December 31, 2011, relative to the performance of the market indices that are most commonly used by our clients to compare the performance of the relevant composite.

	Year Ended December 31,
	2011	2010	2009	2008	2007
International Equity I
Gross Returns	(21.2)%	8.8%	26.0%	(44.1)%	18.4%
Net Returns	(21.8)%	8.1%	25.1%	(44.5)%	17.5%
MSCI EAFE Index®	(12.1)%	7.8%	31.8%	(43.4)%	11.2%
MSCI ACWI ex USA IndexSM ND	(13.7)%	11.2%	41.4%	(45.5)%	16.7%
International Equity II
Gross Returns	(20.3)%	8.2%	26.1%	(42.2)%	18.2%
Net Returns	(20.8)%	7.5%	25.3%	(42.6)%	17.4%
MSCI EAFE Index®	(12.1)%	7.8%	31.8%	(43.4)%	11.2%
MSCI ACWI ex USA IndexSM ND	(13.7)%	11.2%	41.4%	(45.5)%	16.7%

The composite returns presented in the tables above are representative of the returns generated by the proprietary funds, sub-advisory accounts, separate accounts and institutional commingled funds invested in our International Equity strategies for 2011 and 2010.

High Grade Fixed Income

We manage investment grade fixed income strategies that include high grade debt of both U.S. and non-U.S. issuers. Our main offering is our Total Return Bond strategy, also known as the Core Plus strategy, which invests at least 60% of portfolio assets in the U.S. fixed income markets (the “Core”) but also seeks to take advantage of those opportunities available in the investment grade components of non-U.S. markets (the “Plus”). We also offer

Artio Global Investors Inc. 2011 Annual Report 9

a Core Plus Plus strategy, which combines our Total Return Bond strategy with allocations to high yield. The High Yield portion of these assets is reflected in the High Yield section of our discussion. In addition, we sub-advise certain U.S. fixed income strategies.

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

The 10 professionals in our High Grade Fixed Income team are responsible for both the global high grade and U.S. fixed income products which, in the aggregate, accounted for $5.5 billion of our total AuM as of December 31, 2011. We have focused our distribution efforts on this strategy since the beginning of 2007 and have increased our AuM invested in these strategies by $3.5 billion as a result. As of December 31, 2011, 33% of the $5.5 billion in AuM were in proprietary funds, 57% were in separate accounts, 5% were in commingled funds and 5% were in sub-advised accounts.

—	Total Return Bond

We launched this product in February 1995 and, as of December 31, 2011, it accounted for approximately $5.2 billion of AuM. As of December 31, 2011, the Total Return Bond Fund (Class I shares) ranked in the 1st quartile of its Lipper universe over the past one- year period, 3rd quartile over the three-year period, and in the 1st quartile over the five-year period. The fund carried a Morningstar 4-star rating on its Class I shares and Class A shares as of December 31, 2011.

—	U.S. Fixed Income

As of December 31, 2011, this product accounted for approximately $0.3 billion of AuM, entirely through sub-advisory arrangements with GAM’s offshore funds. See “Item 8. Financial Statements and Supplementary Data: Notes to the Financial Consolidated Statements, Note 6. Related Party Activities.”

The following table sets forth the changes in AuM for 2011, 2010 and 2009:

	Year Ended December 31,
High Grade Fixed Income	2011	2010	2009
	(in millions)
Beginning AuM	$5,088	$5,293	$4,566
Gross client cash inflows	1,174	922	1,481
Gross client cash outflows	(1,179)	(1,537)	(1,230)

Net client cash flows	(5)	(615)	251
Transfers between investment strategies	43	10	(16)

Total client cash flows	38	(605)	235
Market appreciation (depreciation)	377	400	492

Ending AuM	$5,503	$5,088	$5,293

10 Artio Global Investors Inc. 2011 Annual Report

The table below sets forth the annualized returns, gross and net (which represent annualized returns prior to and after payment of fees, respectively) of our principal composite, the Total Return Bond (Core Plus) composite, from its inception to December 31, 2011 and in the five-, three- and one-year periods ended December 31, 2011, relative to the performance of the market indices that are most commonly used by our clients to compare the performance of the composite.

	Period Ended December 31, 2011
	Since Inception	5 Years	3 Years	1 Year
Annualized Gross Returns	7.9%	7.4%	9.3%	8.4%
Annualized Net Returns	7.1%	6.9%	8.9%	8.0%
Barclays Capital U.S. Aggregate Bond Index	6.8%	6.5%	6.8%	7.8%
Customized Index(1)	6.3%	6.3%	5.8%	5.9%

(1)	The customized index is composed of 80% of the Merrill Lynch 1-10 year U.S. Government/Corporate Index and 20% of the JP Morgan Global Government Bond (non-U.S.) Index.

The table below sets forth the annualized returns, gross and net (which represent annualized returns prior to and after payment of fees, respectively) of our principal composite, the Total Return Bond (Core Plus) composite, for the five years ended December 31, 2011, relative to the performance of the market indices that are most commonly used by our clients to compare the performance of the relevant composite.

	Year Ended December 31,
Total Return Bond	2011	2010	2009	2008	2007
Gross Returns	8.4%	8.4%	11.2%	0.9%	8.3%
Net Returns	8.0%	7.9%	10.7%	0.4%	7.8%
Barclays Capital U.S. Aggregate Bond Index	7.8%	6.5%	5.9%	5.2%	7.0%
Customized Index(1)	5.9%	6.2%	5.4%	5.6%	8.2%

(1)	The customized index is comprised of 80% of the Merrill Lynch 1-10 year U.S. Government/Corporate Index and 20% of the JP Morgan Global Government Bond (non-U.S.) Index.

The composite returns presented in the tables above are representative of the returns generated by the proprietary funds, sub-advisory accounts, commingled funds and separate accounts invested in our High Grade Fixed Income strategy for 2011 and 2010.

High Yield

Our High Yield strategy invests in securities issued by non-investment grade issuers in both developed markets and emerging markets. By bringing a global perspective to the management of high yield securities and combining it with a disciplined, credit-driven investment process, we believe we can provide our clients with a more diversified/higher-yielding portfolio that is designed to deliver superior risk-adjusted returns. The investment process for the High Yield strategy seeks to generate high total returns by following five broad-based fundamental investment rules: (i) applying a global perspective on industry risk analysis and the search for investment opportunities; (ii) intensive credit research based on a “business economics” approach; (iii) stop-loss discipline that begins and ends with the question “Why should we not be selling the position?”; (iv) avoiding over-diversification to become more expert on specific credits; and (v) low portfolio turnover. The investment process is primarily a bottom-up approach to investing, bringing together the team’s issuer, industry and asset class research and more macro-economic, industry and sector-based insights. With this information, the team seeks to identify stable to improving credits. Once the team has established a set of “buyable” candidates, it constructs a portfolio through a process of relative value considerations that seek to maximize the total return potential of the portfolio within a set of risk management constraints.

We expanded our High Yield strategy by launching and seeding Artio Global Credit Opportunities Fund, a global credit hedge fund, in September 2010. The fund aims to deliver absolute returns with low volatility and a low

Artio Global Investors Inc. 2011 Annual Report 11

correlation to other asset classes by exploiting overlooked areas of value in stressed capital structures and under-researched international credits utilizing the experience of our investment teams. It takes a conservative approach to leverage and invests in bank debt, bonds, credit default swaps, mezzanine capital and equity-like instruments. We believe that over time this product will contribute to the growth of the Company in terms of both AuM and revenues.

The 10 professionals comprising our High Yield team are responsible for managing the High Yield strategy which accounted for approximately $4.3 billion of our total AuM as of December 31, 2011, with 71% of these assets in proprietary funds, 10% in separate accounts, 12% in sub-advised accounts and 7% in commingled funds. The main vehicle for this strategy is the Artio Global High Income Fund, which we launched in December 2002. The fund carried a Morningstar 4-star rating on its Class I shares and Class A shares as of December 31, 2011. The Global High Income Fund also ranked in the 4th quartile of its Lipper universe over the one-year period, and the 2nd quartile over the three- year period, the 1st quartile over the five-year period ending December 31, 2011 and in the top decile since inception, as of December 31, 2011.

The following table sets forth the changes in AuM for 2011, 2010 and 2009:

	Year Ended December 31,
High Yield	2011	2010	2009
	(in millions)
Beginning AuM	$4,907	$3,516	$977
Gross client cash inflows	2,241	3,066	2,399
Gross client cash outflows	(2,712)	(2,017)	(639)

Net client cash flows	(471)	1,049	1,760
Transfers between investment strategies	(43)	(10)	6

Total client cash flows	(514)	1,039	1,766
Market appreciation (depreciation)	(98)	352	773

Ending AuM	$4,295	$4,907	$3,516

The table below sets forth the annualized returns, gross and net (which represent annualized returns prior to and after payment of fees, respectively) of our High Yield composite from its inception to December 31, 2011, and in the five-, three-, and one-year periods ended December 31, 2011, relative to the performance of the market indices which are most commonly used by our clients to compare the performance of the composite.

	Period Ended December 31, 2011
High Yield	Since Inception	5 Years	3 Years	1 Year
Annualized Gross Returns	10.3%	7.6%	21.4%	0.8%
Annualized Net Returns	9.1%	6.5%	20.3%	(0.1)%
ML Global High Yield USD Constrained Index	9.5%	7.3%	23.7%	2.6%

The table below sets forth the annualized returns, gross and net (which represent annualized returns prior to and after payment of fees, respectively) of our High Yield composite for the five years ended December 31, 2011, relative to the performance of the market indices that are most commonly used by our clients to compare the performance of the relevant composite.

	Year Ended December 31,
High Yield	2011	2010	2009	2008	2007
Gross Returns	0.8%	13.5%	56.4%	(23.6)%	5.2%
Net Returns	(0.1)%	12.4%	55.0%	(24.3)%	4.1%
ML Global High Yield USD Constrained Index	2.6%	13.8%	62.2%	(27.5)%	3.4%

12 Artio Global Investors Inc. 2011 Annual Report

The composite returns presented in the tables above are representative of the returns generated by the proprietary funds, sub-advisory accounts, separate accounts and institutional commingled funds invested in our High Yield strategies for 2011 and 2010.

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

In addition to managing our International Equity strategies, the professionals that comprise such team are also responsible for our Global Equity strategy and receive input from our U.S. Equity teams, as appropriate. As of December 31, 2011, Global Equity accounted for approximately $0.7 billion of AuM, with 6% of these assets in our proprietary funds, 49% in separate accounts and 45% in commingled funds. As of December 31, 2011, the Artio Global Equity Fund ranked in the 4th quartile of its Lipper universe over the past one- and three- year periods, and in the 3rd quartile over the past five-year period, and had a 3-star Morningstar rating.

The table below sets forth the changes in assets under management for 2011, 2010 and 2009:

	Year Ended December 31,
Global Equity	2011	2010	2009
	(in millions)
Beginning AuM	$1,025	$618	$591
Gross client cash inflows	55	460	89
Gross client cash outflows	(241)	(141)	(186)

Net client cash flows	(186)	319	(97)
Transfers between investment strategies	39	(50)	—

Total client cash flows	(147)	269	(97)
Market appreciation (depreciation)	(157)	138	124

Ending AuM	$721	$1,025	$618

The table below sets forth the annualized returns, gross and net (which represents annualized returns prior to and after payment of fees, respectively) of our Global Equity composite from its inception to December 31, 2011, and in the five-, three- and one-year periods ended December 31, 2011, relative to the performance of the market indices that are most commonly used by our clients to compare the performance of the composite.

	Period Ended December 31, 2011
Global Equity	Since Inception	5 Years	3 Years	1 Year
Annualized Gross Returns	8.2%	(3.0)%	8.8%	(15.0)%
Annualized Net Returns	7.1%	(3.6)%	8.2%	(15.4)%
MSCI World Index	5.2%	(2.4)%	11.1%	(5.5)%
MSCI AC World IndexSM	5.0%	(1.9)%	12.0%	(7.3)%

Artio Global Investors Inc. 2011 Annual Report 13

The table below sets forth the annualized returns, gross and net (which represent annualized returns prior to and after payment of fees, respectively) of our Global Equity composite for the five years ended December 31, 2011, relative to the performance of the market indices that are most commonly used by our clients to compare the performance of the relevant composite.

	Year Ended December 31,
Global Equity	2011	2010	2009	2008	2007
Gross Returns	(15.0)%	14.5%	32.2%	(40.8)%	12.5%
Net Returns	(15.4)%	13.9%	31.5%	(41.2)%	11.7%
MSCI World Index	(5.5)%	11.8%	30.0%	(40.7)%	9.0%
MSCI AC World IndexSM	(7.3)%	12.7%	34.6%	(42.2)%	11.7%

The composite returns presented in the tables above are representative of the returns generated by the proprietary funds, separate accounts and institutional commingled funds invested in our Global Equity strategies for the periods ended December 31, 2011 and 2010.

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

The 10 professionals comprising our U.S. Equity team are responsible for managing the four distinct investment strategies which, in the aggregate, accounted for $178 million of our total AuM as of December 31, 2011, with 55% in proprietary funds and 45% in sub-advised accounts.

—

Multicap – We launched this strategy in July 2006 and, as of December 31, 2011, it accounted for approximately $4 million of AuM. The Multicap strategy ranked in the 1st quartile of the Lipper “Multi-Cap Core Funds” class category since inception as of December 31, 2011. The fund also carried an Overall Morningstar rating of 3 stars on its Class I shares and Class A shares as of December 31, 2011.

—

Midcap – We launched this strategy in July 2006 and, as of December 31, 2011, it accounted for approximately $3 million of AuM. The Midcap strategy ranked in the 1st quartile of the Lipper “Mid-Cap Core Funds” class category since inception as of December 31, 201. The fund also carried an Overall Morningstar rating of 4 stars on its Class I shares and Class A shares as of December 31, 2011.

—

Smallcap – We launched this strategy in July 2006 and, as of December 31, 2011, it accounted for approximately $160 million of AuM. The Smallcap strategy ranked in the top decile in the Lipper “Small-Cap Core Funds” class category since inception as of December 31, 2011. The fund also carried an Overall Morningstar rating of 3 stars on its Class I shares and Class A shares as of December 31, 2011.

—

Microcap – We launched this strategy in July 2006 and, as of December 31, 2011, it accounted for approximately $11 million of AuM. The Microcap strategy ranked in the 2nd quartile of its Lipper universe since inception as of December 31, 2011. The fund also carried an Overall Morningstar rating of 2 stars on its Class I shares and Class A shares as of December 31, 2011.

14 Artio Global Investors Inc. 2011 Annual Report

The table below sets forth the changes in AuM for 2011, 2010 and 2009:

	Year Ended December 31,
U.S. Equity	2011	2010	2009
	(in millions)
Beginning AuM	$227	$81	$49
Gross client cash inflows	78	194	14
Gross client cash outflows	(115)	(88)	(9)

Net client cash flows	(37)	106	5
Transfers between investment strategies	—	—	—

Total client cash flows	(37)	106	5
Market appreciation (depreciation)	(12)	40	27

Ending AuM	$178	$227	$81

The table below sets forth the annualized returns, gross and net (which represents annualized returns prior to and after payment of fees, respectively) of our U.S. Equity composites from their inception to December 31, 2011, relative to the performance of the market indices which are most commonly used by our clients to compare the performance of the relevant composite.

	Period Ended December 31, 2011
U.S. Equity	Since Inception	5 Years	3 Years	1 Year
Multi-Cap
Annualized Gross Returns	5.0%	2.2%	21.4%	(1.2)%
Annualized Net Returns	4.2%	1.4%	20.5%	(2.0)%
Russell 3000® Index	2.1%	0.0%	14.9%	1.0%
Mid-Cap
Annualized Gross Returns	6.4%	3.4%	27.4%	5.4%
Annualized Net Returns	5.6%	2.7%	26.4%	4.5%
Russell Mid-Cap® Index	3.5%	1.4%	20.2%	(1.5)%
Small-Cap
Annualized Gross Returns	7.4%	5.2%	25.2%	(4.3)%
Annualized Net Returns	6.6%	4.4%	24.1%	(5.1)%
Russell 2000® Index	2.4%	0.1%	15.6%	(4.2)%
Micro-Cap
Annualized Gross Returns	3.2%	0.2%	26.8%	(7.6)%
Annualized Net Returns	2.1%	(0.8)%	25.4%	(8.7)%
Russell 2000® Index	2.4%	0.1%	15.6%	(4.2)%
Russell Micro-Cap® Index	(1.2)%	(3.8)%	14.2%	(9.3)%

Artio Global Investors Inc. 2011 Annual Report 15

The table below sets forth the annualized returns, gross and net (which represent annualized returns prior to and after payment of fees, respectively) of our U.S. Equity composites for the five years ended December 31, 2011, relative to the performance of the market indices that are most commonly used by our clients to compare the performance of the relevant composite.

	Year Ended December 31,
	2011	2010	2009	2008	2007
Multi-Cap
Gross Returns	(1.2)%	20.0%	51.1%	(41.4)%	6.1%
Net Returns	(2.0)%	19.1%	49.9%	(41.8)%	5.1%
Russell 3000® Index	1.0%	16.9%	28.3%	(37.3)%	5.1%
Mid-Cap
Gross Returns	5.4%	27.9%	53.4%	(-44.7)%	3.7%
Net Returns	4.5%	26.9%	52.1%	(45.1)%	3.0%
Russell Mid-Cap® Index	(1.5)%	25.5%	40.5%	(41.5)%	5.6%
Small-Cap
Gross Returns	(4.3)%	22.9%	66.9%	(41.1)%	11.3%
Net Returns	(5.1)%	21.9%	65.3%	(41.5)%	10.7%
Russell 2000® Index	(4.2)%	26.9%	27.2%	(33.8)%	(1.6)%
Micro-Cap
Gross Returns	(7.6)%	37.0%	60.8%	(50.4)%	(0.2)%
Net Returns	(8.7)%	35.6%	59.3%	(50.8)%	(1.0)%
Russell 2000® Index	(4.2)%	26.9%	27.2%	(33.8)%	(1.6)%
Russell Micro-Cap® Index	(9.3)%	28.9%	27.5%	(39.8)%	(8.0)%

The composite returns presented in the tables above are representative of the returns generated by the proprietary funds and sub-advisory accounts in our U.S. Equity strategies for 2011 and 2010.

Private Offshore Fund

In addition to our core strategies, we have approximately $28 million of AuM invested in other strategies, all of which was invested in a private offshore fund as of December 31, 2011.

New Initiatives

In September 2010, we launched and seeded Artio Global Credit Opportunities Fund, a global credit hedge fund that is managed by members of our High Yield team. The hedge fund aims to deliver absolute returns with low volatility and a low correlation to other asset classes by exploiting overlooked areas of value in stressed capital structures and under-researched international credits utilizing the experience of our investment teams. It takes a conservative approach to leverage and is invested in bank debt, bonds, credit default swaps, mezzanine capital and equity-like instruments. As of December 31, 2011, the fund’s capital consists primarily of $19 million of seed money that we originally invested, as well as $12.8 million of capital from outside investors.

In May 2011, we launched and seeded the Artio Local Emerging Markets Debt Fund (“LEMDF”) with $22 million of firm capital. LEMDF is our tenth SEC-registered fund and is currently managed by members of our High Grade Fixed Income team. LEMDF aims to provide a high level of total return consisting of income and capital appreciation by primarily investing in fixed income instruments denominated in emerging market currencies. LEMDF has $2.1 million invested from outside investors.

We also made investments of approximately $3 million into our U.S. Equity strategies in conjunction with the redemption of GAM’s seed capital investments in these strategies.

16 Artio Global Investors Inc. 2011 Annual Report

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

By leveraging our intermediated distribution sources and focusing on institutions and organizations that demonstrate institutional buying behavior and longer-term investment horizons, we have built a balanced and broadly diversified client base across both the institutional and retail investor markets. As of December 31, 2011, 44% of AuM were in proprietary funds and 56% were in other institutional assets, including separate accounts (32%), sub-advisory accounts (8%) and commingled funds (16%). The recent economic downturn and consolidation in the broker-dealer industry have led to increased competition to market through broker dealers and higher costs, and may lead to reduced distribution access and further cost increases; however, we believe the recent consolidation also provides us with opportunities to expand our reach to additional retail investors through our existing broker-dealer relationships.

Historically, we concentrated our distribution efforts primarily on our International Equity strategies. In recent years, we have also focused on other strategies as well, including our High Grade Fixed Income, High Yield, U.S. Equity and Global Equity strategies. In addition, we have selectively strengthened our international distribution by expanding into Canada and, by adding dedicated resources towards building distribution for our products in the large developed pension fund markets of the United Kingdom, Northern Europe and Scandinavia, Australia, New Zealand and Asia, as well as with Sovereign Wealth Funds globally. We believe that over time these markets will present future growth opportunities for the Company, particularly for our High Yield and U.S. Equity strategies.

We continue to focus on expanding our distribution capabilities into those markets and client segments where we see demand for our product offerings and which we believe are consistent with our philosophy of focusing on distributors who display institutional buying behavior through their selection process and due diligence. For example, we continued to add employees to our broker-dealer team in 2011 to broaden the set of financial advisors with whom we have relationships. We opened institutional marketing offices in London and in Sydney, Australia, to give us easier access to the range of European, Middle Eastern and Asian markets mentioned above. We also recruited a specialist salesperson to focus on funds of funds to give further early sales opportunities for our hedge fund. Funds of funds typically are ready to purchase hedge funds at an earlier stage in a fund’s lifecycle than many other client segments.

Institutional Distribution and Client Service

We service a broad spectrum of institutional clients, including some of the world’s leading corporations, public and private pension funds, endowments and foundations and financial institutions. As of December 31, 2011 we provided asset management services to approximately 980 institutional clients invested in separate accounts, commingled funds and proprietary funds, including approximately 104 state and local governments nationwide and approximately 357 corporate clients. In addition, we manage assets for approximately 117 foundations; approximately 68 colleges, universities or other educational endowments; approximately 94 of the country’s hospital or healthcare systems; and approximately 87 Taft-Hartley plans and 10 religious organizations.

In the institutional marketplace, our sales professionals, client relationship managers and client service professionals are organized into teams, each focusing on a geographic target market in the U.S. We have also established a sales presence in Toronto, London and Sydney. We will continue to focus on expanding distribution in countries where we believe there is significant demand for our investment expertise.

Our institutional sales professionals focus their efforts on building strong relationships with the influential institutional consultants in their regions, while seeking to establish direct relationships with the largest potential institutional clients in their region. Their efforts have led to consultant relationships that are broadly diversified across a wide range of consultants. As of December 31, 2011, our largest consultant relationship represented

Artio Global Investors Inc. 2011 Annual Report 17

approximately 5 % of our total AuM. Our largest individual client represented approximately 5% of our total AuM as of December 31, 2011, and our top ten clients represented approximately 20% of our total AuM as of December 31, 2011.

Our relationship managers generally assume responsibility from the sales professionals for maintaining the client relationship as quickly as is practicable after a new mandate is won. Relationship managers and other client service professionals focus on interacting one-on-one with key clients on a regular basis to update them on investment performance and objectives.

We have also designated a small team of investment professionals in the role of product specialists. These specialists participate in the investment process, but their primary responsibility is communicating any developments in the portfolio with clients and answering questions beyond those where the client service staff can provide adequate responses.

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

Broker Dealers

In 2005, we established a broker-dealer sales team that supports the head office product distribution teams of major brokerage firms. This team also seeks to build general awareness of our investment offering among individual advisors and supports our platform sales, focusing particularly in those areas within each of its distributors where our no-load share classes are most appropriate. These dedicated marketing efforts are supported by internal investment professionals. While recent consolidation in the broker-dealer industry reduced the number of broker-dealer platforms, we believe those organizations with which we have existing relationships have become larger opportunities as a result. As of December 31, 2011, our largest broker-dealer relationship accounted for approximately 8% of our total AuM.

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

Brokerage Platforms

Our funds are available on various mutual fund platforms including Charles Schwab & Co., Inc., where our funds have been available since the first quarter of 2000, and on Fidelity’s Funds Network, where our funds have been available since the fourth quarter of 1998. As of December 31, 2011, our largest mutual fund platform represented approximately 8% of our total AuM.

Investment Management Fees

We earn investment management fees directly on the proprietary funds, commingled funds and separate accounts that we manage and indirectly under our sub-advisory agreements for proprietary funds and other investment funds. The fees we earn depend on the type of investment product we manage and are typically negotiated after consultation with the client based upon factors such as amount of AuM, investment strategy servicing requirements, multiple or related account relationships and client type. Most of our fees are calculated based on daily or monthly average AuM, rather than quarter-end balances of AuM. In addition, a small number of separate account clients pay us fees according to the performance of their accounts relative to certain agreed-upon benchmarks, which results in a slightly lower base fee, but allows us to earn higher fees if the relevant investment strategy outperforms the agreed-upon benchmark. We did not earn any performance fees in 2010 and 2011.

18 Artio Global Investors Inc. 2011 Annual Report

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

We also outsource our hosting, management and administration of our front-end trading and compliance systems as well as certain information technology and disaster recovery services.

Competition

In order to grow our business, we must be able to compete effectively for AuM. We compete in all aspects of our business with other investment management companies, some of which are part of substantially larger organizations. We have historically competed principally on the basis of:

—	investment performance;

—	continuity of investment professionals;

—	quality of service provided to clients;

—	corporate positioning and business reputation;

—	continuity of our selling arrangements with intermediaries; and

—	differentiated products.

For information on the competitive risks we face, see “Risk Factors – Risks Related to our Industry – The investment management business is intensely competitive.”

Employees

As of December 31, 2011, we employed 200 full-time employees, including 62 investment professionals, 53 in distribution and client service, 23 in enterprise risk management and 62 in various other corporate and support functions.

None of our employees are subject to collective bargaining agreements. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

Properties

Our corporate headquarters and principal offices are located in New York, New York and are under a lease that will expire in 2014. In addition to our headquarters, we have sales and marketing teams based in Los Angeles, California, Toronto, Canada, London, England, and Sydney, Australia, and in most of these locations, maintain short-term leases. We believe our existing facilities are adequate to meet our requirements.

Artio Global Investors Inc. 2011 Annual Report 19

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

20 Artio Global Investors Inc. 2011 Annual Report

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

Non-U.S. Regulation

In addition to the extensive regulation our asset management business is subject to in the U.S., we are also subject to regulation internationally by the Ontario Securities Commission, the Irish Financial Institutions Regulatory Authority, Financial Services Authority of the United Kingdom, and the Hong Kong Securities and Futures Commission. Our business is also subject to the rules and regulations of the more than 40 countries in which we currently conduct investment activities.

Risk Management and Compliance

Our Enterprise Risk Management Committee focuses on the key risks to which the firm is subject. Our 9-person risk management unit is responsible for measuring and monitoring portfolio level risk, portfolio analysis including performance attribution, performance reporting and operational risk. Our legal and compliance functions are integrated into one team of 9 full-time professionals as of December 31, 2011. This group is responsible for all legal and regulatory compliance matters, as well as monitoring adherence to client investment guidelines. Senior management is involved at various levels in all of these functions including through active participation on all the firm’s supervisory oversight committees.

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

The relative performance of our investment strategies is critical in retaining existing clients as well as attracting new clients. If our investment strategies underperform compared to their respective benchmarks or competing products, as our International Equity strategies have since 2009, our earnings could be further reduced because:

—

our existing clients may withdraw their funds from our investment strategies, which would cause the revenues that we generate from investment management fees to decline. In 2011 we experienced significant client outflows;

—

our Morningstar and Lipper ratings may decline, or continue to decline for our International Equity strategies, which may adversely affect our ability to attract new assets or retain existing assets, especially assets in the Artio Global Funds;

—

third-party financial intermediaries, advisors or consultants may rate our investment products poorly, which may lead our existing clients to withdraw funds from our investment strategies or to reduce asset inflows from these third parties or their clients; or

Artio Global Investors Inc. 2011 Annual Report 21

—

the mutual funds and other investment funds that we advise or sub-advise may decide not to renew or to terminate the agreements pursuant to which we advise or sub-advise them and we may not be able to replace these relationships.

Our International Equity strategies, which accounted for 64% of our assets under management (“AuM”) as of December 31, 2011, have performed poorly over the past three calendar years. In 2011, net client cash outflows were $16.7 billion, and in January 2012, we had net client cash outflows of $2.8 billion. These net client cash outflows were primarily related to our International Equity strategies.

Our investment strategies can perform poorly for a number of reasons, including general market conditions and investment decisions that we make. For instance, investment decisions to overweight or underweight specific markets, sectors or individual stocks may lead our strategies to underperform. Additionally, currency positioning relative to the benchmark may adversely affect performance. Further, when our strategies experience strong results relative to the market or other asset classes, clients’ allocations to our strategies may increase relative to their other investments and we could suffer withdrawals as our clients rebalance their investments to fit their asset allocation preferences.

Our International Equity strategies are focused on large diversified funds which tend to attract great investor interest when the MSCI World ex USA Index outperforms the S&P 500 Index, which was not been the case in the recent past. Although relative returns versus the Index were negative for the first half of 2011, the rapid shift in sentiment amid the deteriorating sovereign debt situation led to the majority of the underperformance of our International Equity strategies to occur during the latter half of the year.

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

The fees we earn under our investment management agreements are typically based on the market value of our AuM. Investors in open-ended funds can redeem their investments in those funds at any time without prior notice and our clients may reduce the aggregate amount of AuM with us for any number of reasons, including investment performance, changes in prevailing interest rates and financial market performance. Clients in commingled funds and separately managed accounts may redeem their investments typically with 30 to 60 days’ notice. In addition, the prices of the securities held in the portfolios we manage may decline due to any number of factors beyond our control, including, among others, a declining stock market, general economic downturn, political uncertainty or acts of terrorism. As approximately 68% of our asset mix is in equities, we are subject to greater losses in declining markets and greater gains in rising markets. During extreme periods of market illiquidity, we may be forced to accept a lower price on securities in order to meet redemption requests. As we have seen in connection with the market dislocations since 2008, amid challenging economic and market conditions, the pace of client redemptions or withdrawals from our investment strategies could accelerate if clients move assets to investments they perceive as offering greater opportunity or lower risk. If our AuM decline for any of these reasons, it would result in lower investment management fees.

For example, 2011 exhibited pronounced market gyrations in response to continued uncertainty over the state of the global economy and governmental policy responses. Even more unsettling for markets was the still unresolved sovereign debt crisis which became more acute during the summer months. The first half of the year proved relatively positive for financial markets overall. However, this quickly reversed during the second half of 2011, as concerns over the future of the euro zone and the euro, as well as lingering recollections of the 2008 market declines, led many investors to sell equities, high yield and other “risk” assets in favor of the relative

22 Artio Global Investors Inc. 2011 Annual Report

safety of high quality bonds and cash. Despite a strong rebound in October, the vast majority of international equity markets ended 2011 substantially down, whereas the U.S. equity market managed to end the year in positive territory. With double digit declines across international equity markets in U.S. dollar terms, our AuM were significantly down for the year.

With the notable exception of many of the countries on Europe’s periphery, most global equity and fixed income markets moved higher during 2010. Returns were generally far below levels achieved in 2009, but reflected a gradual improvement in investor sentiment. Continued accommodative monetary policies in the developed world, underscored by a second round of quantitative easing by the U.S. Federal Reserve, added to the belief that the economic recovery would remain on course. However, this optimism was tempered by the deteriorated fiscal positions of Greece, Ireland and other peripheral members of the euro zone. This led to joint International Monetary Fund and European Union financial rescue packages, forcing many members into austerity programs. Amid these challenges, the euro declined versus the U.S. dollar for the full year 2011. As a result, this decline in the euro contributed to the negative returns within many European markets in U.S. dollar terms and had an adverse affect on the performance of our strategies. As of December 31, 2011, approximately 14% of our AuM had exposure to the euro, and the fair value of these investments and instruments were affected by movements in the rate of exchange between the U.S. dollar and the euro.

In 2011, the MSCI AC World ex USA Index decreased 13.7%, while the gross performances of our International Equity I and International Equity II strategies each trailed the index by 7.5% and 6.6%, respectively. Absolute returns for 2011, for both our International Equity strategies and the MSCI AC World ex USA Index, turned negative during 2011, amid large declines in overseas markets. These declines were fueled by continued worries over the unresolved euro zone sovereign debt crisis, including the possibility of the abandonment of the euro, and growing fears of a renewed global economic downturn. Our AuM in 2011 declined 43% throughout 2011, driven primarily by net client cash outflows in our International Equity I and II strategies, resulting primarily from continued underperformance, as well as market depreciation.

We derive a substantial portion of our revenues from a limited number of our strategies.

As of December 31, 2011, 64% of our assets under management (“AuM”) were invested in the International Equity I and International Equity II strategies, and 83% of our investment management fees for the year ended December 31, 2011 were attributable to fees earned from those strategies. As a result, our operating results are substantially dependent upon the performance of those strategies and our ability to attract positive net client flows and retain assets within those strategies. For example, in 2011 net client cash outflows were 31% of AuM at the beginning of the year for the firm in total, and 38% of the International Equity I and International Equity II strategies in aggregate. We believe the decisions by investors to withdraw their investments or terminate their investment management agreements were driven by poor investment performance and adverse market conditions. This has caused our revenues from those strategies to decline and had an adverse effect on our earnings. Our results have been impacted since 2009 by net client cash outflows from these strategies, and if withdrawals or terminations by a significant amount of investors in these strategies persist, there may continue to be a material adverse effect on our earnings and could result in a decline in overall investor confidence in us. In addition, our smaller strategies, due to their size, may not be able to generate sufficient fees to cover their expenses.

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

Artio Global Investors Inc. 2011 Annual Report 23

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

We also anticipate that it may be necessary for us to hire additional investment professionals, both within our existing teams and as we further diversify our investment products and strategies. Competition for employees with the necessary qualifications is intense and we may not be successful in our efforts to recruit and retain the required personnel. Our ability to retain and attract these personnel will depend heavily on the amount of compensation we offer. Compensation levels in the investment management industry are highly competitive and can fluctuate significantly from year to year. Consequently, our profitability could decline as we compete for personnel. An inability to recruit and retain qualified personnel could affect our ability to provide acceptable levels of service to our clients and funds and hinder our ability to attract new clients and investors to our strategies, each of which could have a material adverse effect on our business.

Most of our investment strategies consist of investments in the securities of companies located outside of the United States, which may involve foreign currency exchange, tax, political, social and economic uncertainties and risks.

Fluctuations in foreign currency exchange rates could negatively affect the returns of our clients who are invested in these strategies. In addition, an increase in the value of the U.S. dollar relative to non-U.S. currencies is likely to result in a decrease in the U.S. dollar value of our AuM, which, in turn, could result in lower U.S.-dollar denominated revenue. As of December 31, 2011, approximately 62% of our AuM had exposure to currencies other than the U.S. dollar.

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

During 2011, concerns surrounding the sovereign debt crisis in the euro zone and fears of a global recession, both of which gathered momentum during the second half of 2011, led the euro to further decline relative to the U.S. dollar. As a result, this decline in the euro contributed to the negative returns within many European markets in U.S. dollar terms and had an adverse affect on the performance of our strategies.

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

Our ability to grow our AuM is highly dependent on access to third-party intermediaries, including RIAs and broker dealers. We also provide our services to retail clients through mutual fund platforms and sub-advisory relationships. As of December 31, 2011, our largest mutual fund platform and intermediary each represented approximately 8% of

24 Artio Global Investors Inc. 2011 Annual Report

our total AuM and our largest sub-advisory relationship represented approximately 2% of our total AuM. We cannot assure you that these sources and client bases will continue to be accessible to us on commercially reasonable terms, or at all. The absence of such access could have a material adverse effect on our earnings.

Our institutional separate account business is highly dependent upon referrals from pension fund consultants. Many of these consultants review and evaluate our products and our firm from time to time. Poor reviews or evaluations of either a particular product, or of us, may result in client withdrawals or may impair our ability to attract new assets through these intermediaries. Further, there has an been an increase in consolidation among consultants that could be similarly detrimental, if one of the consolidating consultants has a negative view of us and such view prevails. As of December 31, 2011, the consultant advising the largest portion of our client assets under management represented approximately 5% of our AuM. In addition, the recent economic downturn and consolidation in the broker-dealer industry has led to increased competition to market through broker dealers and higher costs, and may lead to reduced distribution access and further cost increases.

We have experienced both significant growth and significant declines in AuM from 2003 through 2011. No particular period may be indicative of future performance.

Our AuM increased from approximately $7.5 billion as of December 31, 2003 to approximately $75.4 billion as of December 31, 2007, then declined to $45.2 billion as of December 31, 2008, and remained stable in 2009 and 2010 at $56.0 billion and $53.4 billion, respectively. However, AuM declined 43% from December 31, 2010, to $30.4 billion as of December 31, 2011, due primarily to net client cash outflows in our International Equity I and II strategies and market depreciation. Rapid changes in AuM impose substantial demands on our legal and compliance, accounting, risk management, administrative and operational infrastructure.

Future growth of our business will depend on a variety of factors including, among other things, our success in producing attractive returns from our investment strategies, global market conditions and volatility, our ability to devote sufficient resources to maintaining existing investment strategies and developing new investment strategies, our distribution capabilities, our ability to deal with changing market conditions and changing appetites for investment strategies, our ability to maintain adequate financial and business controls and our ability to comply with new legal and regulatory requirements arising in response to both the increased sophistication of the investment management market and the significant market and economic events of the last several years. The ongoing euro zone sovereign debt crisis has led to declines in the euro and has raised concerns about the future of the euro, leading many investors to retreat to the U.S. dollar. Until the crisis is resolved, the attraction of international investments on the part of U.S. dollar-based investors may be impacted. In addition, if we believe that in order to continue to produce attractive returns from our investment strategies we should close certain of those strategies to new investors, we may choose to do so.

Our failure to properly control expenses as the business decreases or increases, could adversely affect our ability to generate revenue and affect overall profitability.

We expect there to be significant demands on our infrastructure and investment teams and we cannot assure you that we will be able to manage our expenses effectively as our business reduces, or expands, in size. Any failure to properly manage expenses, could adversely affect our ability to generate revenue. For example, in 2011, we implemented organizational changes, which included a staff reduction of 11% of our headcount. We do not believe this affected our revenues in 2011, but rather was designed to lower operating costs and more efficiently manage resources for current business conditions. Even if cost reduction measures do not impair our ability to generate revenue, if they are not sufficient to reduce our overall costs, our overall profitability may be adversely affected.

Our ability to retain and attract qualified employees is critical to the success of our business and the failure to do so may materially adversely affect our performance.

Our people are our most important resource and competition for qualified employees is intense. In order to attract and retain qualified employees, we must compensate our employees at competitive rates and we strive to remain above the median for our peer group. Typically employee compensation is a significant expense, is highly variable and changes with performance. If we are unable to continue to attract and retain qualified employees, or

Artio Global Investors Inc. 2011 Annual Report 25

do so at rates necessary to maintain our competitive position, or if compensation costs required to attract and retain employees increase, our performance, including our competitive position, could be materially adversely affected. Our compensation program is designed to attract, retain and motivate employees; however, in the event our investment strategies underperform, in particular our International Equity strategies, or there is a general deterioration of market conditions, a lack of motivation or productivity among employees may result, even if compensation levels remain competitive.

Additionally, we utilize equity awards as part of our compensation strategy and as a means for recruiting and retaining highly skilled talent. Further declines in our stock price or a failure of employees to meet the goals set by the performance-based awards, could result in further deterioration in the value of restricted stock units granted, thus lessening the effectiveness of retaining employees through stock-based awards. For example, the awards that were granted in connection with our IPO in 2009 and awards granted in connection with our annual incentive compensation for 2009 and 2010 have substantially declined in value. There can be no assurance that we will continue to successfully attract and retain key personnel.

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

We have developed a business model that is primarily focused on our investment strategies. Accordingly, we seek to outsource, whenever appropriate, certain support functions. The services we outsource include middle- and back-office activities such as trade confirmation, trade settlement, custodian reconciliations, investment performance calculations and client reporting services as well as our front-end trading system and data center, data replication, file transmission, secure remote access and disaster recovery services. The ability of the third-party vendors to perform their functions properly is highly dependent on the adequacy and proper functioning of their communication, information and computer systems. If these systems of the third-party vendors do not function properly, or if the third-party vendors fail to perform their services properly or choose to discontinue providing services to us for any reason, or if we are unable to renew any of our key contracts on similar terms or at all, it could cause our earnings to decline or we could suffer financial losses, business disruption, liability to clients, regulatory intervention or damage to our reputation.

Operational risks may disrupt our business, result in losses or limit our growth.

We are heavily dependent on the capacity and reliability of the communications, information and technology systems supporting our operations, whether owned and operated by us or by third parties. Operational risks such as human trading errors or interruption of our financial, accounting, trading, compliance and other data processing systems, whether caused by fire, other natural disaster or pandemic, power or telecommunications failure, act of terrorism or war or otherwise, could result in a disruption of our business, liability to clients, regulatory intervention or reputational damage, and thus materially adversely affect our business. The risks related to trading errors are increased by the recent extraordinary market volatility, which can magnify the cost of

26 Artio Global Investors Inc. 2011 Annual Report

an error. For example, for the years ended 2009 through 2011 we experienced trading errors that cost us approximately $0.8 million, $1.7 million and $0.2 million, respectively. Insurance and other safeguards might not be available or might only partially reimburse us for our losses. Although we have back-up systems in place, our back-up procedures and capabilities in the event of a failure or interruption may not be adequate. The inability of our systems to accommodate an increasing volume of transactions also could constrain our ability to expand our businesses. Additionally, any upgrades or expansions to our operations and/or technology may require significant expenditures and may increase the probability that we will suffer system degradations and failures. We also depend on access to our headquarters in New York City, where a majority of our employees are located, for the continued operation of our business. Any significant disruption to our headquarters could have a material adverse effect on us.

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

Artio Global Investors Inc. 2011 Annual Report 27

Our use of leverage may expose us to substantial risks that may adversely affect our growth strategy and business. We also may not be able to refinance our existing debt.

In September 2009, Holdings established a $110.0 million credit facility consisting of a $60.0 million three-year term credit facility and a $50.0 million three-year revolving credit facility (which was increased to $100.0 million in accordance with the terms of the credit agreement in January 2011). In October 2009, Holdings borrowed $60.0 million under the term credit facility and began quarterly repayments in December 2010. As of December 31, 2011, Holdings has repaid $22.5 million of its borrowings under the term credit facility. The incurrence of this debt exposes us to the typical risks associated with the use of leverage. Increased leverage makes it more difficult for us to withstand adverse economic conditions or business plan variances, to take advantage of new business opportunities, or to make necessary capital expenditures. The agreements governing our debt facilities contain covenant restrictions that limit our ability to conduct our business, including restrictions on our ability to incur additional indebtedness. A substantial portion of our cash flow could be required for debt service and, as a result, might not be available for our operations or other purposes. Any substantial decrease in net operating cash flows or any substantial increase in expenses could make it difficult for us to meet our debt service requirements or force us to modify our operations. Our level of indebtedness may make us more vulnerable to economic downturns and reduce our flexibility in responding to changing business, regulatory and economic conditions.

Our ability to refinance our existing debt depends upon, among other things, general economic conditions, conditions of the asset management industry, the state of the capital markets and the Company’s performance. If we are unable to refinance our debt or to raise additional capital on acceptable terms, our ability to operate our business could be impaired. Our ability to make interest and principal payments on our debt and borrow additional funds on favorable terms depends, primarily on the future performance of the business. If we have cash flow constraints, we may seek to refinance all or a part of our debt or to raise additional capital. We cannot assure you that we will be able to refinance our debt or raise additional capital on acceptable terms.

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

Our working capital requirements historically have been met through operating cash flows. We believe our current working capital is sufficient to meet our current obligations. We continue to strengthen our balance sheet and capital position. If we are unable to effectively manage our cash flows and liquidity position or unable to continue to generate and maintain positive operating cash flows and operating income in the future, we may not be able to repay our debt obligations, compensate for an increase in expenses, pay dividends to stockholders or invest in our business.

28 Artio Global Investors Inc. 2011 Annual Report

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

In September 2010, we launched and seeded a global credit hedge fund with $19 million of firm capital, which aims to deliver absolute returns with low volatility and a low correlation to other asset classes by exploiting overlooked areas of value in stressed capital structures and under-researched international credits utilizing the experience of our investment teams. In May 2011, we launched and seeded a Local Emerging Market Debt Fund, seeding it with $22 million of firm capital, which aims to provide a high level of total return consisting of income and capital appreciation by investing in fixed income instruments denominated in emerging market currencies. We also made investments of approximately $3 million into our U.S. Equity strategies in conjunction with the redemption of GAM Holding AG’s (“GAM”) investments in the funds. We could suffer losses from these seed capital investments in these strategies. For example, in the third quarter of 2011, due to the volatility of the markets, we suffered a net loss of $5.7 million related to such seed investments, and for the full year 2011, we incurred a net loss of $3.5 million.

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

Artio Global Investors Inc. 2011 Annual Report 29

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

Our insurance costs are substantial and can fluctuate from year to year. Insurance costs increased in 2009, as coverage was extended to meet the needs of being a public company, but decreased in 2010, and further decreased in 2011, even with an increase in the firm’s insurance coverage. In addition, certain insurance coverage may not be available or may only be available at prohibitive costs. As we renew our insurance policies, we may be subject to additional costs resulting from rising premiums, the assumption of higher deductibles and/or co-insurance liability and, to the extent certain of our U.S. funds purchase separate director and officer and/or error and omission liability coverage, an increased risk of insurance companies disputing responsibility for joint claims. Higher insurance costs and incurred deductibles would reduce our net income.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and that of our customers, and personally identifiable information of our clients and employees, in our data centers and on our networks. The secure maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disrupt our operations, damage our reputation, and cause a loss of confidence in our products and services, which could adversely affect our business.

Risks Related to our Industry

The investment management business is intensely competitive.

The investment management business is intensely competitive, with competition based on a variety of factors, including investment performance, continuity of investment professionals and client relationships, the quality of services provided to clients, corporate positioning and business reputation, continuity of selling arrangements with intermediaries and differentiated products. A number of factors, including the following, serve to increase our competitive risks:

—	a number of our competitors have greater financial, technical, marketing and other resources, better name recognition and more personnel than we do;

—	there are relatively low barriers impeding entry to new investment funds, including a relatively low cost of entering these businesses;

—	the recent trend toward consolidation in the investment management industry, and the securities business in general, has served to increase the size and strength of a number of our competitors;

—	some investors may prefer to invest with an investment manager that is not publicly traded based on the perception that publicly traded companies may focus on growth to the detriment of performance;

—	some competitors may invest according to different investment styles or in alternative asset classes that the markets may perceive as more attractive than our investment approach;

—	the recent trend toward passive or index investments;

—

some competitors may have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to investment opportunities; and

—	other industry participants, hedge funds and alternative asset managers may seek to recruit our qualified investment professionals.

30 Artio Global Investors Inc. 2011 Annual Report

If we are unable to compete effectively, our earnings would be reduced and our business could be materially adversely affected.

In addition, many of our competitors have a more diversified business and are not exposed to the same level of business risk as we are as a highly concentrated investment manager.

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

In addition to the extensive regulation to which our asset management business is subject in the United States, we are also subject to regulation internationally by the Ontario Securities Commission, the Irish Financial Institutions Regulatory Authority, the Financial Services Authority in the United Kingdom, and the Hong Kong Securities and Futures Commission. Further, as our international distribution channels expand, we will be subject to an increasing amount of international regulation. Our business is already subject to the rules and regulations of the more than 40 countries in which we currently conduct investment activities. Failure to comply with applicable laws and regulations in the foreign countries where we invest could result in fines, suspensions of personnel or other sanctions. See “Item 1. Business – Regulatory Environment and Compliance.”

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

Artio Global Investors Inc. 2011 Annual Report 31

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

As a public company, we must maintain effective internal control over financial reporting and included in this annual report is management’s assessment in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. While management believes that our internal control over financial reporting was effective as of December 31, 2011, because internal control over financial reporting is complex and may change over time to adapt to changes in our business, we cannot assure you that our internal control over financial reporting will be effective in the future. If we are not able to maintain effective internal control over financial reporting, we may not be able to produce reliable financial reporting and our independent registered public accounting firm may not be able to certify the effectiveness of our internal control over financial reporting as of the required dates. Matters affecting our internal controls may cause us to be unable to report our financial information accurately and/or on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules, and result in a breach of the covenants under our credit facility. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we report, or our independent registered public accounting firm reports, a material weakness in our internal control over financial reporting. This could lead to a material adverse effect on our business, a decline in our share price and impair our ability to raise capital.

Risks Relating to our Structure

Our ability to pay regular dividends to our stockholders is subject to the discretion of our Board of Directors and may be limited by our holding company structure and applicable provisions of Delaware law.

Our Board of Directors may, in its sole discretion, change the amount or frequency of dividends or discontinue the payment of dividends entirely. In addition, as a holding company, we will be dependent upon the ability of our subsidiaries to generate earnings and cash flows and distribute them to us so that we may pay dividends to our stockholders. We expect to cause Holdings to make distributions to its members, including us. However, its ability to make such distributions will be subject to its operating results, cash requirements and financial condition, the applicable provisions of Delaware law which may limit the amount of funds available for distribution to its members, its compliance with covenants and financial ratios related to existing or future indebtedness, and its other agreements with third parties. In addition, each of the companies in the corporate chain must manage its assets, liabilities and working capital in order to meet all of its cash obligations, including the payment of dividends or distributions. As a consequence of these various limitations and restrictions, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our Class A common stock.

32 Artio Global Investors Inc. 2011 Annual Report

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

Artio Global Investors Inc. 2011 Annual Report 33

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

Shares of our Class A common stock are listed on the New York Stock Exchange (“NYSE”) under the symbol “ART”. We are required to comply with the NYSE’s listing standards in order to maintain the listing of our Class A common stock on the exchange. The NYSE has the authority to delist our Class A common stock if, during any period of 30 consecutive trading days, the average closing share price falls below $1.00 or the average market capitalization of our Class A common stock falls below $50.0 million and, at the same time, total stockholders’ equity is less than $50.0 million, and in either case we are unable to satisfy these standards within the time periods specified under NYSE regulations. In addition, the NYSE has the authority to delist our Class A common stock if the NYSE determines that the trading price of our shares is abnormally low or we otherwise fail to comply with applicable NYSE regulations or criteria used in evaluating continued listing status. As of February 1, 2012, during the previous 30 consecutive trading days, the average closing share price of our Class A common stock was $4.77 per share and the average market capitalization of our Class A common stock was approximately $283 million, excluding securities exchangeable for, or convertible into, shares of our Class A common stock.

The price of our Class A common stock could continue to decline.

Since our IPO in September 2009, the price of our common stock has declined and such declines could continue. From September 24, 2009, to February 1, 2012, our common stock has closed as low as $4.25 per share and as high as $27.25 per share. Factors that may contribute to fluctuations in our stock price include, but are not limited to, general stock market conditions, general market conditions for the asset management industry, our investment performance, net client cash flows and our operating results. The decline in our stock price could affect employee sentiment as the value of equity an employee holds declines. Further, declines in the stock price could alter client perceptions of our future investment performance or client perceptions regarding the stability of our business.

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

34 Artio Global Investors Inc. 2011 Annual Report

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

—	variations in our quarterly operating results or dividends, or a decision to not pay a regular dividend;

—	failure to meet analysts’ earnings estimates;

—	difficulty in complying with the provisions in our credit agreement such as financial covenants and amortization requirements;

—	publication of research reports or press reports about us, our investments or the investment management industry or the failure of securities analysts to cover our Class A common stock;

—	additions or departures of our Principals and other key management personnel;

—	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

—	actions by stockholders;

—	lack of liquidity in our Class A common stock, which could hinder the ability to sell the stock or lower the price attained;

—	changes in market valuations of similar companies;

—	speculation in the press or investment community;

—	changes or proposed changes in laws or regulations or differing interpretations thereof affecting our business or enforcement of these laws and regulations, or announcements relating to these matters;

—	litigation or governmental investigations;

—	fluctuations in the performance or share price of other industry participants, hedge funds or alternative asset managers;

—	poor investment performance or other complications affecting our funds or current or proposed investments;

—	redemptions by clients of their assets;

—	adverse publicity about the asset management industry generally or individual scandals, specifically;

—	sales of a large number of our Class A common stock or the perception that such sales could occur; and

—	general market and economic conditions.

The price of our Class A common stock may decline due to the large number of shares eligible for future sale and for exchange into Class A common stock.

The market price of our Class A common stock could decline as a result of sales of a large number of our Class A common stock or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of December 31, 2011, we had 58,051,113 outstanding shares of our Class A common stock on a fully diluted basis and 3,760,442 restricted stock units (“RSUs”) granted to employees, excluding dividend equivalents.

As of December 31, 2011, each of our Principals owned an aggregate of 600,000 shares of New Class A Units of Holdings, which are exchangeable for shares of our Class A common stock, and also owned the same number of shares of our Class B common stock, and approximately 5.1 million shares of Class A Common stock. Each Principal also has the right to exchange his remaining New Class A Units to shares of Class A common stock on a one-to-one basis, subject to certain restrictions contained in the exchange agreement with us and the Principals.

Artio Global Investors Inc. 2011 Annual Report 35

As of December 31, 2011, GAM owned 16,755,844 shares of our Class A common stock. On September 29, 2011, pursuant to our Certificate of Incorporation, the outstanding shares of Class C common stock held by GAM automatically converted to Class A common stock on a one-to-one basis. Each of our Principals and GAM have registration rights permitting them to sell their stock, subject to transfer restrictions in the case of our Principals.

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

Item 2.  Properties.

Our corporate headquarters and principal offices are located at 330 Madison Avenue in New York, New York and are leased under a lease that will expire in 2014. In addition to our headquarters, we have sales and marketing teams based in Los Angeles, California, Toronto, Canada, London, England, and Sydney, Australia, where we maintain short-term leases. We believe our existing facilities are adequate to meet our requirements.

Item 3.  Legal Proceedings.

We have been named in certain litigation. In the opinion of management, the possibility of an outcome from this litigation that is materially adverse to us is remote.

Item 4.  (Removed and Reserved).

36 Artio Global Investors Inc. 2011 Annual Report

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

	High	Low	Last Sale	Dividends Declared

2011:
For the quarter ended March 31, 2011	$16.48	$14.33	$16.16	$0.06
For the quarter ended June 30, 2011	17.12	11.30	11.30	0.06
For the quarter ended September 30, 2011	12.10	6.98	7.96	0.06
For the quarter ended December 31, 2011	8.04	4.84	4.88	0.06

2010:
For the quarter ended March 31, 2010	26.50	22.30	24.74	0.06
For the quarter ended June 30, 2010	25.65	15.74	15.74	0.06
For the quarter ended September 30, 2010	16.98	13.70	15.30	0.06
For the quarter ended December 31, 2010	17.70	12.91	14.75	0.06

We may pay quarterly dividends on our Class A common stock in amounts that reflect management’s view of our financial performance and liquidity. However, no assurance can be given that any dividends, whether quarterly or otherwise, will or can be paid.

On February 21, 2012, the closing price for our Class A shares, as reported on the NYSE, was $5.04.

The approximate number of shareholders of record as of February 21, 2012 was 104 for our Class A common stock, two (Richard Pell and Rudolph-Riad Younes) for our Class B common stock and none for our Class C common stock. Class B common stock has voting rights but no economic rights.

Investors’ share repurchase activity for each of the three months in the period ended December 31, 2011, was as follows:

Period	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Approximate Shares that May Yet be Purchased Under the Plans or Programs(a)
October 1, 2011 through October 31, 2011	—	$—	—	2,226,061
November 1, 2011 through November 30, 2011	—	—	—	2,226,061
December 1, 2011 through December 31, 2011	—	—	—	2,226,061

For the quarter ended December 31, 2011	—	—	—	2,226,061

(a)	In December 2010, our Board of Directors authorized a share repurchase program of up to 3.0 million shares of our Class A common stock, which expires on December 31, 2013. As of December 31, 2011, we have purchased 773,939 shares of our Class A common stock for $6.8 million under this program.

Artio Global Investors Inc. 2011 Annual Report 37

Common Stock Performance Graph

The following graph compares the cumulative total stockholder return on our Class A common stock from September 24, 2009 (the date our Class A common stock began trading on the NYSE) through December 31, 2011, with the cumulative total return of the Standard and Poor’s 500 Stock Index (“S&P 500”) and the SNL Asset Manager Index. The graph assumes an investment of $100 in our Class A common stock and in each of the two indices on September 24, 2009 and the reinvestment of all dividends, if any. The initial public offering price of our Class A common stock was $26.00 per share.

Total Return Performance

Performance of $100 Chart

Index	09/24/09	12/31/09	12/31/10	12/31/11
Artio Global Investors Inc.	$100.00	$98.04	$57.48	$19.47
SNL Asset Manager Index	100.00	104.02	119.74	103.57
S&P 500	100.00	105.71	121.63	124.20

38 Artio Global Investors Inc. 2011 Annual Report

Item 6.  Selected Financial Data.

Set forth below are selected financial data for the last five years. This data should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

	For the Year Ended December 31,
(in thousands, except as indicated and per share information)	2011	2010	2009	2008	2007
Statement of Operations data:
Total revenues and other operating income	$276,022	$335,129	$307,392	$422,046	$445,744

Employee compensation and benefits:
Salaries, incentive compensation and benefits	105,201	98,981	79,035	92,487	92,277
Allocation of Class B profits interests	—	—	33,663	76,074	83,512
Change in redemption value of Class B profits interests	—	—	266,110	54,558	76,844
Tax receivable agreement	—	—	97,909	—	—

Total employee compensation and benefits	105,201	98,981	476,717	223,119	252,633
Shareholder servicing and marketing	18,653	20,125	16,886	23,369	25,356
General and administrative	39,460	42,807	42,317	62,833	50,002

Total expenses	163,314	161,913	535,920	309,321	327,991

Non-operating income (loss)	(5,705)	(1,295)	(1,395)	3,181	7,034

Income (loss) from continuing operations	107,003	171,921	(229,923)	115,906	124,787
Income taxes relating to income from continuing operations	48,397	68,193	134,287	54,755	58,417
Income from discontinued operations, net of taxes	—	—	—	—	1,616

Net income (loss)	58,606	103,728	(364,210)	61,151	67,986
Net income attributable to non-controlling interests in Holdings	2,114	20,123	14,104	—	—
Net income (loss) attributable to non-controlling interests in the Consolidated Investment Products	(1,361)	44	—	—	—

Net income (loss) attributable to Artio Global Investors	$57,853	$83,561	$(378,314)	$61,151	$67,986

Attributable to Artio Global Investors per share information – basic and diluted:
Income (loss) from continuing operations	$0.99	$1.58	$(8.88)	$1.46	$1.58
Income from discontinued operations, net of taxes	—	—	—	—	0.04

Net income (loss)	$0.99	$1.58	$(8.88)	$1.46	$1.62

Cash dividends declared per basic share	$0.24	$0.24	$5.16	$2.79	$1.43

Weighted average shares used to calculate per share information – basic	58,238	52,830	42,620	42,000	42,000

Weighted average shares used to calculate per share information – diluted	58,332	53,003	42,620	42,000	42,000

Balance sheet data:
Cash and cash equivalents	$110,252	$80,043	$60,842	$86,563	$133,447
Total assets	433,769	388,447	195,954	319,476	355,355
Debt	38,452	57,459	60,000	—	—
Accrued compensation and benefits	35,530	39,256	31,478	268,925	245,245
Total liabilities	255,501	282,164	191,973	286,231	266,261
Total stockholders’ equity	$162,830	$103,647	$6,892	$33,245	$89,094
Non-controlling interests	15,438	2,636	(2,911)	—	—

Total equity	$178,268	$106,283	$3,981	$33,245	$89,094

Assets under management data (in millions):
Assets under management, excluding legacy	$30,359	$53,407	$55,993	$45,200	$75,362
Net client cash flows	(16,697)	(6,287)	338	1,930	12,150
Market appreciation (depreciation)	(6,351)	3,701	10,455	(32,092)	9,726

Notes:

(i)	In 2011, Artio Global Investors made aggregate seed money investments of $24.0 million, primarily in the Artio Local Emerging Markets Debt Fund.

(ii)	In 2010, Artio Global Investors made a $19.0 million seed money investment in Artio Alpha Investment Funds, LLC.

(iii)	On September 29, 2009, Artio Global Investors Inc. completed an initial public offering (the “IPO”). Before the IPO, Richard Pell, our Chairman, Chief Executive Officer and Chief Investment Officer (“Pell”) and Rudolph-Riad Younes, our Head of International and Global Equities (“Younes” together with Pell, the “Principals”) each had a 15% Class B profits interest in Artio Global Management LLC, which was accounted for as compensation. Immediately prior to the IPO, each Principal exchanged his Class B profits interest for a non-voting Class A member interest in Artio Global Holdings LLC (“New Class A Units”), which are accounted for as non-controlling interests. Concurrent with the IPO, the Principals entered into an exchange agreement which provides that they may exchange their New Class A Units for shares of Investors’ Class A common stock. The Principals also entered into a tax receivable agreement providing them with 85% of certain future tax benefits. In 2009, we recorded compensation expense of $97.9 million representing the present value of the future tax benefits that would have been realized had the Principals exchanged all of their shares at the IPO price.

(iv)	In 2007, we distributed our wholly owned subsidiary, Julius Baer Financial Markets LLC, to our former parent.

Artio Global Investors Inc. 2011 Annual Report 39

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Introduction

Artio Global Investors Inc. (“Investors” or the “Company”) and subsidiaries (collectively, “we,” “us” or “our”) comprises Investors and its subsidiaries, including Artio Global Holdings LLC (“Holdings”), an intermediate holding company that owns Artio Global Management LLC (“Investment Adviser”), a registered investment adviser under the Investment Advisers Act of 1940; Artio Global Institutional Services LLC, which was licensed as a limited-purpose broker-dealer in 2011; and certain investment vehicles, which we consolidate because we have a controlling financial interest in those investment vehicles (the “Consolidated Investment Products”). The Consolidated Investment Products include Artio Alpha Investment Funds, LLC, which includes the Artio Global Credit Opportunities Fund, and the Artio Local Emerging Markets Debt Fund, a SEC-registered mutual fund launched in 2011. As of December 31, 2011, Holdings was approximately 98% owned by Investors, 1% owned by Richard Pell, our Chairman, Chief Executive Officer and Chief Investment Officer (“Pell”), and 1% owned by Rudolph-Riad Younes, our Head of International and Global Equities (“Younes,” together with Pell, the “Principals”). The Principals’ interests are reflected in the consolidated financial statements as Non-controlling interests in Holdings. The Consolidated Investment Products have investors whose interests are reflected as Non-controlling interests in the Consolidated Investment Products.

Our MD&A is provided in addition to the accompanying consolidated financial statements and footnotes to assist readers in understanding our results of operations and liquidity and capital resources. The MD&A is organized as follows:

—

General Overview.  Beginning on page 41, we provide a summary of our overall business, our 2009 initial public offering (“IPO”) and changes in our Principals’ interests, our critical accounting policies and the economic environment and trends in our industry.

—	Key Performance Indicators. Beginning on page 44, we discuss the operating and financial indicators that guide management’s review of our performance.

—

Assets Under Management.  Beginning on page 47, we provide a detailed discussion of our assets under management (“AuM”), which is the major driver of our operating revenues and a key performance indicator.

—	Revenues and Other Operating Income. Beginning on page 54, we compare our revenue and other operating income to the two prior years.

—	Operating Expenses. Beginning on page 54, we compare our operating expenses to the two prior years.

—	Non-Operating Income (Loss). Beginning on page 56, we compare our non-operating income (losses) to the prior two years.

—	Income Taxes. Beginning on page 56, we compare our effective tax rates to the two prior years.

—

Liquidity and Capital Resources.  Beginning on page 57, we discuss our working capital as of December 31, 2011 and 2010, and cash flows for 2011, 2010 and 2009. Also included is a discussion of the financial capacity available to help fund our future activities.

—	New Accounting Standards. Beginning on page 59, we discuss new accounting pronouncements that may apply to us.

—

Cautionary Note Regarding Forward-Looking Statements.  Beginning on page 60, we describe the risks and uncertainties to which we are subject; these could cause actual results to differ materially from those discussed in forward-looking statements set forth in this MD&A relating to our financial results, operations, business plans and prospects. Such forward-looking statements are based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances.

40 Artio Global Investors Inc. 2011 Annual Report

Our results for 2009 include a significant amount of expenses that were either non-recurring or relate to agreements that were terminated in connection with the IPO. These expenses include, but are not limited to, Allocation of Class B profits interests, Change in redemption value of Class B profits interests, Tax receivable agreement, the de-recognition of the deferred tax asset, as well as certain professional and licensing fees within General & administrative expenses.

General Overview

Business

We are an asset management company that provides investment management services to institutional and mutual fund clients. We manage and advise proprietary (mutual) funds; commingled institutional investment vehicles; institutional separate accounts; sub-advisory accounts; and a hedge fund. While our operations and clients are primarily U.S.-based, a substantial portion of our AuM is invested outside of the U.S. Historically, our distribution activities were primarily focused within North America. In 2011, we opened offices in London, England, to expand our distribution activities to Europe and the Middle East, and in Sydney, Australia, to expand our distribution activities in Australia, New Zealand and parts of Asia. Our revenues are primarily billed in U.S. dollars and are calculated based on the U.S. dollar value of the investment assets we manage for clients. Our managed portfolios have exposures to currencies other than the U.S. dollar, which can affect our revenues. As of December 31, 2011, 62% of our AuM were exposed to currencies other than the U.S. dollar. Consequently, changes in foreign currency exchange rates will affect our revenues. Our expenses are primarily billed and paid in U.S. dollars and not significantly impacted by foreign currency exchange rates, although our shareholder servicing expenses are driven by average daily market value of proprietary fund AuM and therefore, indirectly impacted by foreign currency exchange rates.

For select new product initiatives, we invest in the related investment vehicles in order to provide critical mass. We refer to these investments as “seed money investments.” Income from seed money investments is included in non-operating income. This income is, by nature, variable. Since the third quarter of 2010, we have made aggregate seed money investments of $44 million.

Initial Public Offering and Changes in Principals’ Interests

Prior to the completion of our September 29, 2009, IPO of Investors’ Class A common stock, which is listed on the New York Stock Exchange under the symbol “ART,” Investors was a wholly owned subsidiary of GAM Holding AG (“GAM”), a Swiss corporation formerly known as Julius Baer Holding Ltd. Additionally, each Principal had a 15% Class B profits interest in Investment Adviser, which was accounted for as compensation. Immediately prior to the IPO, each Principal exchanged his Class B profits interest for a 15% non-voting Class A membership interest in Holdings (“New Class A Units”). Subsequent to the IPO, the Principals’ New Class A Units have been accounted for as Non-controlling interests in Holdings.

In 2010, the Principals exchanged 14.4 million of their New Class A Units for 14.4 million shares of our Class A common stock, reducing their membership interests in Holdings to approximately 1% each. At the time of the exchanges, we issued 4.2 million shares of Class A common stock in a synthetic offering to cover the Principals’ taxes payable on the exchanges. We did not retain any of the proceeds related to the synthetic offering.

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

Investments owned by the Consolidated Investment Products, and Other Seed Money Investments

If a seed money investment is required to be consolidated, it is reflected within the Consolidated Investment Products. In order to maintain consistency of accounting among all seed money investments, we elect the fair value option if a seed money investment is required to be carried under the equity method.

Artio Global Investors Inc. 2011 Annual Report 41

Fees Receivable and Accrued Fees, Net of Allowance for Doubtful Accounts

Fees receivable and accrued fees, net of allowance for doubtful accounts represent fees earned that have been, or will be, billed to our clients. We review receivables and provide an allowance for doubtful accounts if appropriate.

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

Income Taxes

The majority of our deferred tax asset is recoverable over a 15-year period. Recovery will depend on our ability to generate sufficient taxable income.

Uncertainty in income tax positions is accounted for by recognizing in the consolidated financial statements the benefit of a tax position that we have taken in a jurisdiction when it is more likely than not that the tax position would be sustained upon examination by the tax authorities based on the technical merits of the position. Management considers the facts and circumstances available in order to determine the appropriate tax benefit to recognize including tax legislation and statutes, legislative intent, regulations, rulings and case law. The ultimate outcome of the examination of a tax position may differ from management’s estimate. These differences could have a material impact on our effective tax rate, results of operations, financial position and cash flows.

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

2011 exhibited pronounced market gyrations in response to continued uncertainty over the state of the global economy and governmental policy responses. Even more unsettling for markets was the still unresolved sovereign debt crisis which became more acute during the third quarter. The first half of the year proved relatively positive for financial markets overall. However, this quickly reversed during the second half of the year as concerns over the future of the euro zone and the euro, as well as lingering recollections of the 2008 market declines led many investors to sell equities, high yield and other “risk” assets in favor of the relative safety of

42 Artio Global Investors Inc. 2011 Annual Report

high quality bonds and cash. Despite a strong rebound in October, the vast majority of international equity markets ended 2011 substantially down, whereas the U.S. equity market managed to end the year with positive returns. With double digit declines across international equity markets in U.S. dollar terms, our AuM were significantly down for the year.

Macro factors will likely continue to shape investor sentiment and drive market movements, particularly with respect to the ongoing sovereign debt crisis. However, markets appear to reflect potential negative news to a large extent and recent data with respect to the U.S. suggests the world’s largest economy may be more resilient than initially thought. Europe continues to suffer the effects of tightened austerity measures amid the sovereign debt crisis and worries of a potential break up of the euro zone. As headlines relating to this crisis continue, the risk-on/risk-off stance by investors will likely continue for some time.

Industry Trends

Overall, equity markets trended downwards throughout 2011. Our International Equity strategies, which comprise 64% of our total AuM as of December 31, 2011, are measured against the MSCI AC World ex USA Index, which decreased 13.7% during 2011. Heightened volatility may lead to continued de-risking among certain investors. During 2011, high volatility resulted in significant net client cash outflows in certain asset classes within the industry.

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

Appetite for cross-border investing across asset classes is constructive for many of our investment strategies, particularly interest from U.S. institutions in global equity as an asset class. However, events taking place within the euro zone, may curtail the appetite by investors to move away from a home country bias. In the long term, we expect interest towards cross border investing to continue.

There is a long-term trend away from defined benefit plans in favor of defined contribution plans. This presents both opportunities and risks for active managers. While there remains a strong case for active investment management across many asset classes, sustained growth in the market share of passive investments is viewed as unfavorable for active managers, such as us, as would a sustained move towards a liability-driven investment approach.

Expanded interest in both absolute return products and alternative investments present opportunities for active managers. The extent to which our strategies participate in activity resulting from these trends will depend upon a number of factors, including product design, investment performance and access to decision makers.

Artio Global Investors Inc. 2011 Annual Report 43

Key Performance Indicators

Our management reviews our performance on a monthly basis, focusing on the indicators described below.

	As of and for the Year Ended December 31,
(in millions, except basis points, percentages and per share amounts)	2011	2010	2009
Operating indicators(a)
AuM	$30,359	$53,407	$55,993
Average AuM(b)	44,427	52,930	48,166
Net client cash flows	(16,697)	(6,287)	338
Market appreciation (depreciation)	(6,351)	3,701	10,455

Financial indicators
Investment management fees	277	334	305
Effective fee rate (basis points)(c)	62.4	63.1	63.4
Adjusted operating income(d)	131	184	173
Adjusted operating margin(e)	47.5%	55.0%	56.4%
Adjusted EBITDA(d)	142	188	176
Adjusted EBITDA margin(e)	51.4%	56.2%	57.4%
Adjusted compensation ratio(d)(f)	31.5%	26.2%	24.3%
Adjusted net income attributable to Artio Global Investors(d)	73	103	105
Diluted earnings per share	$0.99	$1.58	$(8.88)
Adjusted diluted earnings per share(g)	$1.23	$1.72	$1.75

(a)	Excluding legacy activities.

(b)	Average AuM is computed on the beginning-of-first-month balance and all end-of-month balances within the year.

(c)	The effective fee rate is computed by dividing investment management fees by average AuM for the year.

(d)	See the “Adjusted Performance Measures” section of this MD&A for reconciliations of Employee compensation and benefits to Adjusted compensation; Operating income (loss) before income tax expense to Adjusted operating income; Net income (loss) to Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”); and Net income (loss) attributable to Artio Global Investors to Adjusted net income attributable to Artio Global Investors.

(e)	Adjusted operating and Adjusted EBITDA margins are calculated by dividing Adjusted operating income and Adjusted EBITDA by Total revenues and other operating income.

(f)	Calculated as Adjusted compensation(d) divided by Total revenues and other operating income.

(g)	Adjusted diluted earnings per share is calculated by dividing Adjusted net income attributable to Artio Global Investors by Adjusted weighted average diluted shares (see the “Adjusted Performance Measures” section of this MD&A).

Operating Indicators

Our revenues are driven by the amount and composition of our AuM, as well as by our fee structure. As a result, management closely monitors our AuM. We believe average AuM is more useful than quarter-end AuM in analyzing performance during a period, as most of our fees are calculated based on daily or monthly AuM, rather than quarter-end balances of AuM.

As noted in the “Industry Trends” section of this MD&A, global markets have generally declined, as has our performance, which has adversely affected our AuM and revenues. As of December 31, 2011, market depreciation decreased AuM by $6.4 billion, or 12%, from December 31, 2010.

Net client cash flows represent purchases by new or existing clients, less redemptions. Our net client cash flows are driven by the performance of our investment strategies relative to their respective benchmark and/or peers, absolute levels of performance, competitiveness of our fee rates, the success of our marketing and client service efforts, as well as clients’ appetite for risk and the state of equity and fixed income markets overall. Our net client cash flows also reflect client-specific actions, such as portfolio rebalancing or decisions to change investment portfolio managers. Net client cash outflows were $16.7 billion for the year ended December 31, 2011, and $6.3 billion for the year ended December 31, 2010, while net cash inflows were $0.3 billion for the year ended December 31, 2009.

44 Artio Global Investors Inc. 2011 Annual Report

In our view, the outflows reflect a variety of contributing factors, including underperformance in our International Equity strategies, client rebalancing decisions, asset reallocations and clients adopting a different investment approach. However, we believe underperformance in our International Equity strategies was the primary factor driving net client cash outflows.

Net client cash outflows and market depreciation in 2011 has resulted in a lower beginning of year AuM in 2012 than 2011, the impact of which will be fully reflected in our Revenues in 2012.

Financial Indicators

Management reviews certain financial ratios to monitor progress with internal forecasts, monitor our business drivers and compare our firm with others in the asset management industry. The effective fee rate represents the amount of investment management fees we earn divided by the average dollar value of AuM we manage. This information can be used as an indicator of the contribution of our products to revenues. Adjusted operating and Adjusted EBITDA margins are important indicators of our profitability and the efficiency of our business model. (See the “Adjusted Performance Measures” section of this MD&A for a discussion of financial indicators not prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”).) Other ratios shown in the table on page 44 allow us to review expenses in comparison with our revenues.

Investment management fees are earned from managing clients’ assets and fluctuate based on the total value of AuM, composition of AuM among our investment vehicles and among our investment strategies, and changes in the investment management fee rates on our products. Fees from our International Equity strategies are our primary revenue source and as a percentage of Investment management fees were approximately 83% in 2011, 87% in 2010 and 92% in 2009. The decrease in revenue percentage from our International Equity strategies reflects net client cash outflows in 2011 and 2010, as well as market depreciation in 2011.

Our effective fee rate of 62.4 basis points has declined slightly in recent years due primarily to an increase in the proportion of our average AuM within our Fixed Income strategies, which typically have average fee rates lower than our equity strategies.

In 2011, we implemented organizational changes, which included a staff reduction. A charge of $7.6 million related to the staff reduction includes severance and the acceleration of deferred and share-based compensation charges.

Our Adjusted operating and Adjusted EBITDA margins in 2011 decreased compared to 2010, as revenues declined faster than expenses. Although the decline in AuM in 2011 has negatively impacted our revenues, we continued to generate solid Adjusted operating and Adjusted EBITDA margins. We expect our margin to come under additional pressure in 2012, given the significant decline in AuM.

Adjusted Performance Measures

Certain of our financial indicators are adjusted versions of balances in our consolidated financial statements and are not prepared in conformity with GAAP. We believe these adjusted financial indicators are meaningful as they are more representative of our ongoing expense base than their GAAP counterparts. We exclude the one-time severance and related costs associated with our staff reduction in 2011, certain compensation costs related to a compensation structure that was discontinued after our initial public offering (“IPO”) in 2009 and the amortization expense associated with equity awards granted to employees at the time of our IPO. We also present Adjusted net income attributable to Artio Global Investors per diluted share, which assumes the full exchange of our Principals’ non-controlling interests for Class A common stock at the beginning of each period presented. (This adjustment does not conform with GAAP, for those periods in which the shares are antidilutive. In such periods, the adjustment has the effect of increasing earnings per share.) These adjustments are reflected in Adjusted operating income, Adjusted operating margin, Adjusted compensation ratio, Adjusted net income attributable to Artio Global Investors, Adjusted EBITDA, Adjusted EBITDA margin and Adjusted diluted earnings per share. Adjusted EBITDA and Adjusted EBITDA margin also exclude the effects of non-operating income. We have adjusted Income taxes to reflect the appropriate effective tax rate for each period after taking into consideration these non-GAAP adjustments.

Artio Global Investors Inc. 2011 Annual Report 45

The following table reconciles Employee compensation and benefits to Adjusted compensation, Operating income before income tax expense to Adjusted operating income, Net income (loss) to Operating EBITDA, and Net income (loss) attributable to Artio Global Investors to Adjusted net income attributable to Artio Global Investors.

	Year Ended December 31,
(in millions)	2011	2010	2009
Employee compensation and benefits	$105	$99	$477
Less compensation adjustments:
Allocation of Class B profits interests	—	—	34
Change in redemption value of Class B profits interests	—	—	266
Tax receivable agreement	—	—	98
Staff reduction costs	8	—	—
Amortization expense of IPO-related restricted stock unit grants	10	11	4

Total compensation adjustments	18	11	402

Adjusted compensation	$87	$88	$75

Operating income (loss) before income tax expense	$113	$173	$(229)
Add: total compensation adjustments	18	11	402

Adjusted operating income	$131	$184	$173

Net income (loss)	$59	$104	$(364)
Less: interest income	(3)	—	—
Add: interest expense	2	3	1
Add: income taxes	48	68	134
Add: depreciation and amortization	25	14	7

EBITDA	131	189	(222)
Add: compensation adjustments, excluding amortization	4	—	398
Add: other non-operating (income) loss(a)	7	(1)	—

Adjusted EBITDA	$142	$188	$176

Net income (loss) attributable to Artio Global Investors	$58	$84	$(378)
Add: net income attributable to non-controlling interests in Holdings	2	20	14
Add: total compensation adjustments	18	11	402
Tax impact of adjustments	(5)	(12)	67

Adjusted net income attributable to Artio Global Investors	$73	$103	$105

Weighted average diluted shares	58	53	43
Adjusted weighted average diluted shares(b)	60	60	60

(a)	Other non-operating income (loss) represents primarily gains and losses on investments of the Consolidated Investment Products.

(b)	Adjusted weighted average diluted shares assumes Principals had exchanged all of their New Class A Units for Class A common stock. The additional shares are antidilutive in accordance with GAAP.

46 Artio Global Investors Inc. 2011 Annual Report

Assets under Management (“AuM”)

Changes to our AuM, the distribution of our AuM among our investment products and investment strategies, and the effective fee rates on our products, all affect our operating results from one year to another.

The amount and composition of our AuM are influenced by a variety of factors including, among other things:

—	investment performance, including our investment decisions and fluctuations in both the financial markets and foreign currency exchange rates;
—	client cash flows into and out of our investment products;
—	the mix of AuM among our various strategies; and
—	our introduction or closure of investment strategies and products.

We manage assets across 10 different strategies, within six asset classes, including:

—	International Equity;
—	Global Equity;
—	U.S. Equity;
—	High Grade Fixed Income;
—	High Yield; and
—	Local Emerging Markets Debt.

Investors invest in our strategies through the investment vehicles set forth in the following table.

The following table sets forth a summary of our AuM (excluding legacy activities) by investment vehicle type as of December 31, 2011, 2010 and 2009:

	As of December 31,			As a % of AuM as of December 31,
(in millions, except percentages)	2011	2010	2009	2011	2010	2009
Proprietary funds(a)
A shares	$4,214	$7,421	$7,919
I shares(b)	9,152	15,592	16,563

Total	13,366	23,013	24,482	44.0%	43.1%	43.7%
Institutional commingled funds	4,912	9,236	9,198	16.2	17.3	16.4
Separate accounts	9,799	16,801	17,854	32.3	31.4	31.9
Sub-advisory accounts	2,282	4,357	4,459	7.5	8.2	8.0

Ending AuM	$30,359	$53,407	$55,993	100.0%	100.0%	100.0%

(a)	Proprietary funds include both SEC-registered funds and private offshore funds. SEC-registered mutual funds within our proprietary funds are: Artio International Equity Fund; Artio International Equity Fund II; Artio Total Return Bond Fund; Artio Global High Income Fund; Artio Global Equity Fund Inc.; Artio U.S. Microcap Fund; Artio U.S. Midcap Fund; Artio U.S. Multicap Fund; Artio U.S. Smallcap Fund; and Artio Local Emerging Markets Debt Fund.

(b)	Amounts invested in private offshore funds and in the hedge fund are categorized as “I” shares.

The different fee structures associated with each type of investment vehicle make the composition of our AuM an important determinant of the investment management fees we earn. We typically earn higher effective investment management fee rates from our proprietary funds and institutional commingled funds as compared to our separate and sub-advised accounts.

We had net client cash outflows of approximately $2.8 billion for January 2012. These net client cash outflows were primarily related to our International Equity strategies.

Artio Global Investors Inc. 2011 Annual Report 47

The following table sets forth the changes in AuM by investment vehicle type.

	For the Year Ended December 31,			YE 11/10 % Change	YE 10/09 % Change
(in millions, except percentages)	2011	2010	2009
Proprietary Funds:
Beginning AuM	$23,013	$24,482	$19,466	(6)%	26%
Gross client cash inflows(a)	5,320	5,989	7,659	(11)	(22)
Gross client cash outflows	(11,833)	(8,919)	(7,038)	(33)	(27)

Net client cash flows	(6,513)	(2,930)	621	(122)	*
Transfers between investment vehicles	(38)	—	(38)	*	100

Total client cash flows	(6,551)	(2,930)	583	(124)	*
Market appreciation (depreciation)	(3,096)	1,461	4,433	*	(67)

Ending AuM	13,366	23,013	24,482	(42)	(6)

Institutional Commingled Funds:
Beginning AuM	9,236	9,198	7,056	—	30
Gross client cash inflows	420	802	1,391	(48)	(42)
Gross client cash outflows	(3,666)	(1,451)	(1,118)	(153)	(30)

Net client cash flows	(3,246)	(649)	273	*	*
Transfers between investment vehicles	237	22	29	*	(24)

Total client cash flows	(3,009)	(627)	302	*	*
Market appreciation (depreciation)	(1,315)	665	1,840	*	(64)

Ending AuM	4,912	9,236	9,198	(47)	—

Separate Accounts:
Beginning AuM	16,801	17,854	14,342	(6)	24
Gross client cash inflows	398	1,521	2,273	(74)	(33)
Gross client cash outflows	(5,589)	(3,912)	(2,028)	(43)	(93)

Net client cash flows	(5,191)	(2,391)	245	(117)	*
Transfers between investment vehicles	(199)	(22)	9	*	*

Total client cash flows	(5,390)	(2,413)	254	(123)	*
Market appreciation (depreciation)	(1,612)	1,360	3,258	*	(58)

Ending AuM	9,799	16,801	17,854	(42)	(6)

Sub-advisory Accounts:
Beginning AuM	4,357	4,459	4,336	(2)	3
Gross client cash inflows	390	904	768	(57)	18
Gross client cash outflows	(2,137)	(1,221)	(1,569)	(75)	22

Net client cash flows	(1,747)	(317)	(801)	*	60
Transfers between investment vehicles	—	—	—	—	—

Total client cash flows	(1,747)	(317)	(801)	*	60
Market appreciation (depreciation)	(328)	215	924	*	(77)

Ending AuM	2,282	4,357	4,459	(48)	(2)

Legacy Activities:
Beginning AuM	—	—	4	—	(100)
Gross client cash inflows	—	—	—	—	—
Gross client cash outflows	—	—	—	—	—

Net client cash flows	—	—	—	—	—
Transfers between investment vehicles	—	—	—	—	—

Total client cash flows	—	—	—	—	—
Market appreciation (depreciation)	—	—	(4)	—	100

Ending AuM	—	—	—	—	—

48 Artio Global Investors Inc. 2011 Annual Report

	For the Year Ended December 31,			YE 11/10	YE 10/09
(in millions, except percentages)	2011	2010	2009	% Change	% Change
Total AuM (including legacy activities):
Beginning AuM	53,407	55,993	45,204	(5)	24
Gross client cash inflows(a)	6,528	9,216	12,091	(29)	(24)
Gross client cash outflows	(23,225)	(15,503)	(11,753)	(50)	(32)

Net client cash flows	(16,697)	(6,287)	338	(166)	*
Transfers between investment vehicles	—	—	—	—	—

Total client cash flows	(16,697)	(6,287)	338	(166)	*
Market appreciation (depreciation)	(6,351)	3,701	10,451	*	(65)

Ending AuM	30,359	53,407	55,993	(43)	(5)

Total AuM (excluding legacy activities):
Beginning AuM	53,407	55,993	45,200	(5)	24
Gross client cash inflows(a)	6,528	9,216	12,091	(29)	(24)
Gross client cash outflows	(23,225)	(15,503)	(11,753)	(50)	(32)

Net client cash flows	(16,697)	(6,287)	338	(166)	*
Transfers between investment vehicles	—	—	—	—	—

Total client cash flows	(16,697)	(6,287)	338	(166)	*
Market appreciation (depreciation)	(6,351)	3,701	10,455	*	(65)

Ending AuM	$30,359	$53,407	$55,993	(43)	(5)

*	Calculation not meaningful.

(a)	Gross client cash inflows exclude dividend reinvestment.

Market appreciation (depreciation) for 2011, 2010 and 2009 were primarily attributable to the International Equity strategies:

	For the Year Ended December 31,			YE 11/10 % Change		YE 10/09 % Change
(in millions, except percentages)	2011	2010	2009
Market appreciation (depreciation) (excluding legacy activities):
International Equity I	$(2,877)	$1,300	$4,105	*	%	(68)%
International Equity II	(3,570)	1,464	4,919	*		(70)
Other strategies	96	937	1,431	(90)		(34)

Total market appreciation (depreciation)	$(6,351)	$3,701	$10,455	*		(65)

*	Calculation not meaningful.

Our International Equity strategies have underperformed compared to our primary index, the MSCI AC World ex USA Index (the “Index”), for three consecutive years. The Index decreased 13.7% during 2011, increased 11.2% during 2010 and increased 41.4% during 2009. In 2011, the gross performances of our International Equity I strategy trailed the Index by 7.5% and our International Equity II strategy trailed the Index by 6.6%. In 2010, the gross performances of our International Equity I strategy trailed the Index by 2.3% and our International Equity II strategy trailed the Index by 3.0%. In 2009, the gross performances of our International Equity I strategy trailed the Index by 15.5% and our International Equity II strategy trailed the Index by 15.3%.

In absolute terms, the first half of 2011 was modestly positive for our International Equity strategies and the Index. However, during the summer months, heightened sovereign debt fears led returns to turn negative. Despite a rebound in markets in October, absolute returns for the full year remained negative for our strategies and the Index.

Although relative returns versus the Index were negative for the first half of 2011, the rapid shift in sentiment amid the deteriorating sovereign debt situation led to the majority of the underperformance of our International Equity strategies to occur during the latter half of the year. Given expectations that demand for goods and

Artio Global Investors Inc. 2011 Annual Report 49

services coming from the emerging markets would be stronger than that of the developed world due to limited leverage and low penetration levels, we focused our investment selection on companies geared toward continued growth in the developing world. This included both developed world-based exporters and leading emerging markets-based companies. However, the “risk-off” environment, combined with concerns of a global slow-down, adversely impacted the strategies’ overweight positioning in such investments, driving the bulk of underperformance. Specifically for the year, within the developed world, our overweight positions in certain export-oriented consumer-related and capital goods stocks contributed to negative performance. The overweight to developed market materials also had a negative impact, as did stock selection within the energy sector. While we benefitted from a continued underweight to developed markets financials amid the sovereign debt crisis, stock selection detracted. The other main source of underperformance was the result of positioning within emerging markets. Specifically, in India, where inflation spikes were most pronounced and interest rate hikes most frequent, our overweight to the market, as well as investments held in banking and infrastructure-related stocks, detracted from performance after the country’s authorities raised funding costs through tighter monetary policies. Stock selection, as well as an overweight to China, was also a detractor. Russia was also a notable underperformer and our overweight to this market along with stock selection detracted from results. In particular, positions held within the banking sector were negatively impacted by the full-blown banking crisis in nearby Western Europe. On a positive note, the underweight position within Japan proved beneficial to results. Also contributing to results, was stock selection in Korea and Taiwan.

Net client cash flows across all investment vehicles decreased $10.4 billion during 2011 compared to 2010, mainly as a result of:

—	a $5.8 billion increase in our International Equity II strategy’s net client cash outflows;
—	a $3.0 billion increase in our International Equity I strategy’s net client cash outflows;
—	a $1.5 billion decrease in our High Yield strategy’s net client cash flows, as 2011 had net client cash outflows compared to net client cash inflows in 2010;
—	a $0.5 billion decrease in our Global Equity strategy’s net client cash flows, as 2011 had net client cash outflows compared to net client cash inflows in 2010; and
—	a $0.1 billion decrease in our U.S. Equity strategy’s net client cash flows, as 2011 had net client cash outflows compared to net client cash inflows in 2010,

partially offset by:

—	a $0.6 billion decrease in our High Grade Fixed Income strategy’s net client cash outflows.

Net client cash flows across all investment vehicles decreased $6.6 billion during 2010 compared to 2009, mainly as a result of:

—	a $4.1 billion decrease in our International Equity II strategy’s net client cash flows, as 2010 had net client cash outflows compared to net client cash inflows during 2009;
—	a $1.5 billion increase in net client cash outflows from our International Equity I strategy, which is closed to new investors;
—	a $0.9 billion decrease in our High Grade Fixed Income strategy’s net client cash flows, as 2010 had net client cash outflows compared to net client cash inflows during 2009; and
—	a $0.7 billion decrease in our High Yield strategy’s net client cash inflows,

partially offset by:

—	a $0.4 billion increase in our Global Equity strategy’s net client cash flows, as 2010 had net client cash inflows compared to net client cash outflows during 2009; and
—	a $0.1 billion increase in our U.S. Equity strategies’ net client cash inflows.

50 Artio Global Investors Inc. 2011 Annual Report

Proprietary Funds

Net client cash flows related to proprietary funds decreased $3.6 billion during 2011 compared to 2010, mainly as a result of:

—	a $2.0 billion increase in our International Equity II Fund’s net client cash outflows;
—	a $1.3 billion increase in our International Equity I Fund’s net client cash outflows; and
—	a $0.8 billion decrease in our Global High Income Fund’s net client cash inflows,

partially offset by:

—	a $0.6 billion increase in our Global Fixed Income Fund’s net client cash flows, as 2011 had net client cash inflows compared to net client cash outflows in 2010.

Net client cash flows related to proprietary funds decreased $3.6 billion during 2010 compared to 2009, mainly as a result of:

—	a $2.4 billion decrease in our International Equity II Fund’s net client cash flows, as 2010 had net client cash outflows compared to net client cash inflows during 2009;
—	a $0.5 billion decrease in our Global High Income Fund’s net client cash inflows;
—	a $0.4 billion decrease in our Total Return Bond Fund’s net client cash flows, as 2010 had net client cash outflows compared to net client cash inflows during 2009; and
—	a $0.2 billion increase in our International Equity I Fund’s net client cash outflows.

Institutional Commingled Funds

Net client cash flows related to institutional commingled funds decreased $2.6 billion during the 2011 compared to 2010, mainly as a result of:

—	a $1.8 billion increase in our International Equity II vehicles’ net client cash outflows;
—	a $0.7 billion increase in our International Equity I vehicles’ net client cash outflows, and
—	a $0.1 billion decrease in our Global Equity vehicles’ net client cash inflows.

Net client cash flows related to institutional commingled funds decreased $0.9 billion during 2010 compared to 2009, mainly as a result of:

—	a $0.7 billion decrease in our International Equity II vehicles’ net client cash flows, as 2010 had net client cash outflows compared to net client cash inflows during 2009; and
—	a $0.2 billion increase in our International Equity I vehicles’ net client cash outflows.

Separate Accounts

Net client cash flows related to separate accounts decreased $2.8 billion during 2011 compared to 2010, mainly as a result of:

—	a $1.4 billion increase in our International Equity II strategy’s net client cash outflows;
—	a $1.1 billion increase in our International Equity I strategy’s net client cash outflows;
—	a $0.4 billion decrease in our Global Equity strategy’s net client cash flows, as 2011 had net client cash outflows compared to net client cash inflows in 2010; and
—	a $0.2 billion decrease in our High Yield strategy’s net client cash flows, as 2011 had net client cash outflows compared to net client cash inflows in 2010,

partially offset by:

—	a $0.3 billion increase in our High Grade Fixed Income strategy’s net client cash flows, as 2011 had net client cash inflows compared to net client cash outflows in 2010.

Net client cash flows related to separate accounts decreased $2.6 billion during 2010 compared to 2009, mainly as a result of:

—	a $1.5 billion decrease in our International Equity II strategies’ net client cash flows, as 2010 had net client cash outflows compared to net client cash inflows during 2009;

Artio Global Investors Inc. 2011 Annual Report 51

—	a $1.1 billion increase in our International Equity I strategies’ net client cash outflows; and
—	a $0.3 billion decrease in our High Grade Fixed Income strategies’ net client cash flows, as 2010 had net client cash outflows compared to net client cash inflows during 2009,

partially offset by:

—	a $0.3 billion increase in our Global Equity strategy’s net client cash flows, as 2010 had net client cash inflows compared to net client cash outflows during 2009.

Sub-Advisory Accounts

Net client cash flows related to sub-advised accounts decreased $1.4 billion during 2011 compared to 2010, as a result of:

—	a $0.6 billion increase in our International Equity II strategy’s net client cash outflows;
—	a $0.5 billion decrease in our High Yield strategy’s net client cash flows, as 2011 had net client cash outflows compared to net client cash inflows in 2010; and
—	a $0.2 billion increase in our low margin short-term U.S. dollar fixed income products’ net client cash outflows.

Net client cash flows related to sub-advised accounts increased $0.5 billion during 2010 compared to 2009, mainly as a result of:

—	a $0.6 billion decrease in our International Equity II strategy’s net client cash outflows,

partially offset by:

—	a $0.1 billion decrease in our High Yield strategy’s net client cash inflows.

Fair Value of AuM

The valuation policies of the proprietary funds are approved by their boards of directors. Valuation of institutional commingled funds is similar to that of the proprietary funds. Responsibility for the valuation of separate accounts rests with the custodians of our clients’ accounts. Fair value polices for sub-advised accounts are determined by the primary adviser.

Fair value measurements are determined using a valuation hierarchy based on the transparency of the inputs to the valuation techniques used to measure fair value. Classification within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The valuation hierarchy contains three levels: (i) valuation inputs comprising unadjusted quoted market prices for identical assets or liabilities in active markets (“Level 1”); (ii) valuation inputs comprising quoted prices for identical assets or liabilities in markets that are not active, quoted market prices for similar assets and liabilities in active markets, and other observable inputs directly or indirectly related to the asset or liability being measured (“Level 2”); and (iii) valuation inputs that are unobservable and are significant to the fair value measurement (“Level 3”). Unobservable inputs are inputs that reflect our own assumptions about the assumptions participants would use in pricing the asset or liability, developed based on the best information available in the circumstances.

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

The pricing services may use valuation models or matrix pricing, which considers yield or prices with respect to comparable bond quotations from bond dealers or by reference to other securities that are considered comparable in such characteristics as rating, interest rate and maturity date, to determine current value. Assets and liabilities initially expressed in foreign currency are converted into U.S. dollar values. Short-term U.S. dollar-denominated investments of appropriate credit quality that mature in 60 days or less are valued on the basis of amortized cost. Investments in net asset value-based investment vehicles are valued at the net asset value (“NAV”) of the underlying fund.

52 Artio Global Investors Inc. 2011 Annual Report

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

The closing prices of domestic or foreign securities may not reflect their market values at the New York market close if an event that materially affects the value of those securities has occurred since the closing prices were established on the domestic or foreign market. Under certain conditions, we “fair value” foreign securities. This is generally accomplished by adjusting the closing price for movements in other correlated indices, securities, derivatives, etc. Fair value pricing may cause the value of the security to be different from the closing value on the non-U.S. exchange and may affect the calculation of a fund’s NAV. Certain funds may “fair value” securities in other situations, for example, when a particular foreign market is closed but the funds are open. Fair value pricing may be applied to both mutual funds and commingled fund assets.

The table below shows the composition of the investments in securities of the proprietary funds and institutional commingled funds by Levels 1, 2, and 3 as of December 31, 2011, 2010 and 2009.

(in millions)	Total(a)	Level 1 Quoted Prices	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs
December 31, 2011:
Proprietary funds	$13,289	$8,109	$4,878	$302
Institutional commingled funds	4,912	4,324	572	16
December 31, 2010:
Proprietary funds	22,527	16,780	5,488	259
Institutional commingled funds	9,082	8,517	556	9
December 31, 2009:
Proprietary funds	23,813	1,987	21,482	344
Institutional commingled funds	8,998	1,894	7,069	35

(a)	Total differs from aggregate AuM due to uninvested cash, among other factors.

When “fair value” techniques are used as described above, Level 1 securities are revalued and considered Level 2 securities after such revaluations. Fair value techniques were employed as of December 31, 2009, but not as of December 31, 2011 and 2010. As a result, a much higher percentage of the overall portfolio was considered to be Level 2 as of December 31, 2009.

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

(in millions)	Total(a)	Level 1 Quoted Prices	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs
December 31, 2011	$12,203	$7,808	$4,364	$31
December 31, 2010	20,876	15,588	5,249	39
December 31, 2009	21,698	17,272	4,368	58

(a)	Total differs from aggregate AuM due to uninvested cash, among other factors.

Artio Global Investors Inc. 2011 Annual Report 53

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

The impact of net client cash flows to AuM during a period are not fully reflected in Revenues until the subsequent period.

The following table sets forth average AuM, the effective fee rate and Total revenues and other operating income for 2011, 2010 and 2009.

(in thousands, except for Average AuM, effective fee rate and percentages)	Year Ended December 31,			YE 11/10 % Change		YE 10/09 % Change
	2011	2010	2009
Average AuM (in millions)	$44,427	$52,930	$48,166	(16)%		10%

Effective fee rate (basis points)	62.4	63.1	63.4	(0.7	)bp	(0.3	)bp

Investment management fees	$277,150	$334,037	$305,335	(17)%		9%
Net gains (losses) on securities held for deferred compensation	(1,059)	1,077	1,970	(198)		(45)
Foreign currency gains (losses)	(69)	15	87	*		(83)

Total revenues and other operating income	$276,022	$335,129	$307,392	(18)		9

*	Calculation not meaningful.

Total revenues and other operating income decreased by $59.1 million for 2011 compared to 2010, due primarily to a 16% decline in average AuM and net losses in 2011 compared to net gains in 2010 on funds held for deferred compensation.

Total revenues and other operating income increased by $27.7 million for 2010 compared to 2009, due primarily to a 10% increase in average AuM. The increase in average AuM relates to the recovery of equity markets during 2009.

Performance fees as a percentage of Total revenues and other operating income approximated (0.5)% for 2009. There were no performance fees in 2011 and 2010.

Operating Expenses

	Year Ended December 31,			YE 11/10 % Change	YE 10/09 % Change
(in thousands, except percentages)	2011	2010	2009
Employee compensation and benefits(a)	$105,201	$98,981	$476,717	6%	*	%
Shareholder servicing and marketing	18,653	20,125	16,886	(7)	19
General and administrative	39,460	42,807	42,317	(8)	1

Total operating expenses	$163,314	$161,913	$535,920	1	*

*	Calculation is not meaningful, due to the impact of the reorganization transactions at the time of the IPO.

(a)	The year ended December 31, 2011, includes a $7.6 million cost associated with a staff reduction.

Operating expenses increased by $1.4 million for 2011 compared to 2010, mainly due to the $7.6 million cost associated with a staff reduction in 2011 and $4.1 million in accruals related to our new long-term incentive program (the “LTIP”), partially offset by lower general and administrative costs, as well as lower shareholder servicing costs, which are related to the daily average market value of proprietary fund AuM and lower marketing expenses.

54 Artio Global Investors Inc. 2011 Annual Report

Operating expenses decreased by $374.0 million for 2010 compared to 2009, mainly due to changes in the nature of the Principals’ economic interests after the IPO, partially offset by higher salaries, incentive compensation and benefits, and higher shareholder servicing costs, which are related to daily average market value of proprietary fund AuM, and higher marketing expenses.

On behalf of our mutual fund and investment advisory clients, we make decisions to buy and sell securities for each portfolio and select broker dealers to execute trades and negotiate brokerage commission rates. In certain situations, we receive research credits from broker dealers that would have had the effect of reducing our operating expenses by $1.6 million in 2011, $1.3 million in 2010 and $0.7 million in 2009. Our operating expenses could increase if the research credits were reduced or eliminated.

Employee Compensation and Benefits

The following table sets forth our Employee compensation and benefits expenses.

	Year Ended December 31,			YE 11/10 % Change	YE 10/09 % Change
(in thousands, except percentages)	2011	2010	2009
Salaries, incentive compensation and benefits(a)	$105,201	$98,981	$79,035	6%	25%
Allocation of Class B profits interests(b)	—	—	33,663	—	*
Change in redemption value of Class B profits interests(b)	—	—	266,110	—	*
Tax receivable agreement	—	—	97,909	—	*

Employee compensation and benefits	$105,201	$98,981	$476,717	6	*

*	Calculation is not meaningful, due to the reorganization transactions at the time of the IPO.

(a)	The year ended December 31, 2011, includes a $7.6 million cost associated with a staff reduction in 2011.

(b)	At the time of the IPO (see the “Initial Public Offering, Changes in the Principals’ Interests and New Class A Units” section of this MD&A), the Class B profits interests were exchanged for New Class A Units that are reflected as non-controlling interests subsequent to the IPO.

In 2011, we implemented organizational changes, including a staff reduction, which reduced our headcount by approximately 11%.

Prior to the IPO in 2009, the Principals did not receive annual bonuses, but instead benefited from the increased value of their Class B profits interests, as well as distributions in respect of such interests. Subsequent to the IPO, each Principal entered into an employment agreement, which entitles him to incentive compensation awards, subject to approval by the Compensation Committee of the Board of Directors and subject to a deferral plan, in addition to an annual base salary. For 2011, 2010 and the post-IPO portion of 2009, Salaries, incentive compensation and benefits includes incentive compensation accruals for the Principals.

Salaries, incentive compensation and benefits increased $6.2 million for 2011 compared to 2010, due primarily to the $7.6 million cost related to a staff reduction in 2011, $4.1 million in accruals related to the LTIP, increased amortization expense related to deferred incentive compensation awards and share-based compensation, partially offset by a decrease in current year incentive compensation awards.

Salaries, incentive compensation and benefits increased $19.9 million for 2010 compared to 2009, due primarily to an increase in incentive compensation awards of $8.8 million, relating in part to the Principals’ incentive compensation discussed above, amortization of share-based awards granted at the time of the IPO of $6.8 million, and an increase in costs resulting from an increased headcount, which were primarily within portfolio management, sales and client service.

The Health Care and Education Reconciliation Act of 2010 and Patient Protection and Affordable Care Act did not have a significant impact on our financial statements.

Artio Global Investors Inc. 2011 Annual Report 55

Shareholder Servicing and Marketing

Shareholder servicing and marketing expenses decreased $1.5 million for 2011 compared to 2010, due primarily to lower marketing expenses and a decline in custody costs and platform charges associated with lower average mutual fund assets.

Shareholder servicing and marketing expenses increased $3.2 million for 2010 compared to 2009, due primarily to the increase in the daily average market value of proprietary fund AuM increasing shareholder servicing costs, higher platform and custody fees, as well as increased marketing expenses.

General and Administrative

General and administrative expenses in 2011 decreased $3.3 million compared to 2010, due primarily to higher costs in 2010 associated with client trading errors and professional fees related to our secondary stock offering in 2010, as well as lower third-party record-keeping costs in 2011.

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

Non-operating Income (Loss)

Non-operating income (loss) primarily results from interest income earned on invested funds, interest expense incurred on borrowings under our term credit facility and mark-to-market gains and losses on investments of the Consolidated Investment Products. The following table sets forth Non-operating income (loss):

	Year Ended December 31,			YE 11/10 % Change		YE 10/09 % Change
(in thousands, except percentages)	2011	2010	2009
The Consolidated Investment Products and other seed money investments:
Interest income	$3,170	$279	$—	*	%	* %
Net gains (losses)	(6,386)	1,013	(528)	*		*
Expenses	(396)	(18)	—	*		*

Total(a)	(3,612)	1,274	(528)	*		*
Interest expense	(2,006)	(2,601)	(1,194)	23		(118)
Other income (loss)	(87)	32	327	*		(88)

Total non-operating loss	$(5,705)	$(1,295)	$(1,395)	*		7

*	Calculation not meaningful.

(a)	Includes aggregate non-operating losses of $1.4 million in 2011 and aggregate non-operating gains of $44 thousand in 2010 related to non-controlling interests in the Consolidated Investment Products.

Non-operating losses increased for 2011 compared to 2010, due primarily to losses in 2011 attributable to the seed money investments, which began in the third quarter of 2010, partially offset by lower interest expense, resulting from the partial pay-down of our debt.

Non-operating losses decreased for 2010 compared to 2009, due primarily to gains on investments and interest income of the Consolidated Investment Products, mostly offset by an increase in interest expense related to our borrowings under our term credit facility, which occurred in the fourth quarter of 2009, and interest expense related to amended tax returns.

Income Taxes

Investors is organized as a Delaware corporation, and therefore is subject to U.S. Federal, state and local income taxes. As a member of Holdings, Investors incurs U.S. Federal, state and local income taxes on its allocable share of income of Holdings, including Holdings’ subsidiaries.

56 Artio Global Investors Inc. 2011 Annual Report

Our effective tax rates were 45% for 2011, 40% for 2010 and (58)% for 2009. Deductible compensation expense was lower for income tax purposes due to the vesting of RSUs at a price lower than their grant-date price. This increased our effective tax rate by 3% for 2011 and 1% for 2010. Although we had a pre-tax loss for 2009, we still incurred tax expense as a result of the de-recognition of a deferred tax asset and permanent items associated with the Principals’ ownership interests in connection with the IPO.

Our effective tax rate decreased immediately after the IPO, due to the accounting for the Principals’ member interests in Holdings as non-controlling interests, rather than as compensation expense prior to the IPO. For income tax purposes, the Principals, through their member interests, are taxed on their share of Holdings’ income. Accordingly, we do not account for the U.S. Federal and state income taxes on the income of Holdings allocable to the Principals’ member interests. Immediately following the IPO, the Principals non-controlling interests in Holdings were approximately 26%. Subsequent to the Principals’ exchanges of New Class A Units for shares of Class A common stock in 2010, the Principals non-controlling interests account for approximately 2% of Holdings and as a result, our effective tax rate is now close to what it would be if we owned all of Holdings.

Liquidity and Capital Resources

Working Capital

Below is a table showing our working capital, excluding the Consolidated Investment Products.

	As of December 31,
(in thousands, except percentages)	2011	2010	% Change
Cash	$108,518	$79,232	37%
Investments, fair value – Artio Global funds held for deferred compensation	10,211	9,069	13
Fees receivable and accrued fees, net of allowance for doubtful accounts	32,219	54,373	(41)
Income tax receivable	12,756	8,586	49

	163,704	151,260	8
Less:
Term loan due within one year	(37,500)	(18,000)	108
Accrued compensation and benefits	(35,530)	(39,256)	(9)
Accounts payable and accrued expenses	(5,958)	(7,761)	(23)
Accrued income taxes payable	(4,114)	(4,749)	(13)

Working capital	$80,602	$81,494	(1)

In 2011, we made seed money investments of $24.0 million, repaid $18.0 million in borrowings under our term credit facility, paid approximately $14.0 million in dividends, purchased and retired 773,939 shares of our Class A common stock for approximately $6.8 million, paid approximately $5.0 million to our principals under the tax receivable agreement and paid 2010 incentive compensation awards, which were accrued during 2010.

Our term credit facility requires quarterly principal payments of $4.5 million for the next three quarters, with a final payment of $24.0 million at maturity in October 2012. Incentive compensation payments will be paid primarily in the first quarter of 2012.

In December 2010, our Board of Directors authorized a share repurchase program of up to 3.0 million shares of our common stock, which will expire on December 31, 2013. As of December 31, 2011, we may purchase up to an aggregate of 2,226,061 shares of our Class A common stock through December 31, 2013.

On January 23, 2012, our Board of Directors declared a dividend of $0.06 per share to be paid on February 28, 2012, to holders of record of our Class A common stock at the close of business on February 15, 2012. To provide funding for the dividend payable to the holders of record of our Class A common stock, a distribution by Holdings of $0.06 per New Class A Unit (see the “Initial Public Offering, Changes in Principals’ Interests and Exchange of New Class A Units” section of this MD&A) will be paid to all members of Holdings, including the Principals.

Artio Global Investors Inc. 2011 Annual Report 57

Our working capital requirements historically have been met through operating cash flows. We believe our current working capital is sufficient to meet our current obligations.

Debt

In September 2009, Holdings entered into a $110.0 million credit facility consisting of a $60.0 million three-year term credit facility and a $50.0 million three-year revolving credit facility, both of which expire in October 2012. In October 2009, we borrowed $60.0 million under the term credit facility and began quarterly repayments in December 2010. In January 2011, Holdings increased the capacity of its revolving credit facility from $50.0 million to $100.0 million. As of December 31, 2011, we have repaid $22.5 million on our borrowings under the term credit facility.

The credit facility agreement also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends and fundamental corporate changes. As of December 31, 2011, our consolidated leverage ratio was 0.4:1 and our consolidated interest coverage ratio was 47.1:1, each in compliance with our debt covenants.

Our average outstanding borrowings under the term credit facility were $48.7 million in 2011. We have not borrowed under the revolving credit facility.

Cash Flows

The following table sets forth our cash flows for 2011, 2010 and 2009.

	Year Ended December 31,			YE 11/10 % Change	YE 10/09 % Change
(in thousands, except percentages)	2011	2010	2009
Cash flow data:
Net cash provided by operating activities	$60,861	$104,671	$51,707	(42)%	102%
Net cash provided by (used in) investing activities	(3,855)	(2,477)	63,762	56	(104)
Net cash used in financing activities	(26,728)	(83,008)	(141,277)	68	41
Effect of exchange rate changes on cash	(69)	15	87	*	(83)

Net increase (decrease) in cash	$30,209	$19,201	$(25,721)	57	175

Net cash provided by operating activities decreased $43.8 million in 2011 compared to 2010, primarily reflecting a decline in net income of $45.1 million.

Net cash provided by operating activities increased $53.0 million in 2010 compared to 2009, primarily reflecting higher revenues and a lower effective income tax rate in 2010, and non-recurring payments made to the Principals under the Class B profits interests agreement in 2009.

Net cash used in investing activities increased $1.4 million in 2011 compared to 2010, primarily reflecting an increase in investments held for deferred compensation.

Net cash used in investing activities was $2.5 million in 2010, compared to Net cash provided by investing activities of $63.8 million in 2009, primarily reflecting the sales of investments in 2009. We liquidated our holdings of investment securities in 2009 to fund distributions to GAM and the Principals.

Net cash used by financing activities decreased $56.3 million in 2011 compared to 2010, primarily reflecting a $40.1 million payment to GAM in 2010, capital contributions to the Consolidated Investment Products, lower distributions paid to non-controlling interests and lower share repurchases, partially offset by an $18.0 million repayment of the borrowing under the term credit facility in 2011 and proceeds from the secondary offering in 2010.

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

58 Artio Global Investors Inc. 2011 Annual Report

Deferred Taxes

The majority of our deferred tax asset is a result of the step-up in tax basis relating to the exchanges by the Principals of New Class A Units for Class A common stock in 2010 and 2009 (see Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 2. Initial Public Offering, Changes in the Principals’ Interests and Exchange of New Class A Units: Exchange of New Class A Units), and is recoverable over a 15-year period. Recovery will depend on our ability to generate sufficient taxable income. This deferred tax asset would require an annual average taxable income of $32.8 million (at an estimated effective tax rate of 40%) to be recovered in full. Although the current level of AuM has decreased since the step-up occurred, based on several factors, including historical taxable income, we believe that it is more likely than not that there will be sufficient annual taxable income to realize the deferred tax asset and, therefore, no valuation allowance is necessary. We realized $5.8 million of this deferred tax asset in 2010 and expect to realize approximately $8.8 million of this deferred tax asset in 2011.

The tax benefits arising from the step-up in tax basis are shared between us and the Principals under a tax receivable agreement (see Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 6. Related Party Activities: Exchange Agreement and Tax Receivable Agreement). If we are unable to utilize the tax benefits from the step-up in tax basis, 85% of the unused amount, representing the Principals’ portion of such benefits, will reduce the amounts payable to them, which are classified as Due under tax receivable agreement in the Consolidated Statement of Financial Position, and the remaining 15% will be charged to Income taxes in the Consolidated Statement of Operations.

In 2009, as a result of the Principals’ exchange of their Class B profits interests in Investment Adviser for New Class A Units, the Principals’ ownership interests were reclassified to equity and the related deferred tax asset was de-recognized.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2011.

	Payments Due By Pay Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Borrowings under term credit facility(a)	$37,500	$37,500	$—	$—	$—
Operating lease obligations	9,405	3,762	5,643	—	—
Recordkeeping service provider	4,800	1,600	3,200	—	—
Other	11,781	9,581	2,200	—	—

Total	$63,486	$52,443	11,043	$—	$—

(a)	Excludes accrued interest expense. Interest is payable at a variable rate.

Off-Balance Sheet Arrangements

The Consolidated Investment Products held credit default swaps, foreign exchange forward contracts and options as of December 31, 2011. As of December 31, 2011, the notional/nominal amount of credit default swaps, foreign exchange forward contracts, and options and futures contracts outstanding was $47.7 million. See Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 8. Derivative Contracts for additional information.

New Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) to ASC 820, Fair Value Measurement, which clarifies the FASB’s intent about the application of existing fair value measurement and disclosure requirements. The ASU is effective in the first quarter of 2012. We do not expect the ASU to have a significant impact on our financial statements.

Artio Global Investors Inc. 2011 Annual Report 59

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this 2011 Annual Report on Form 10-K (“Form 10-K”) that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions, may include projections of our future financial performance, our anticipated growth strategies, net client cash flows, descriptions of new business initiatives, investor behavior, our free cash flow, anticipated trends in our business, potential share repurchases and declaration of dividends. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Revenues and Other Operating Income

Our revenues are exposed to market risk through the value of the proprietary funds, institutional commingled funds, separate accounts and sub-advised accounts we manage. Substantially all of our revenue is derived from investment advisory agreements with these funds and accounts. Under these agreements, the fees we receive are based on the fair value of the assets under management (“AuM”) and our fee rates. Accordingly, our revenue and income may decline as a result of:

—	the value of AuM decreasing as a result of a decline in performance;
—	our clients withdrawing funds; or
—	a shift in product mix to lower margin products.

Our AuM was $30.4 billion as of December 31, 2011. Assuming a 10% increase or decrease in the value of the AuM and the change being proportionally distributed over all our products, the fair value would increase or decrease by $3.0 billion, which would cause an annualized increase or decrease in Total revenues and other operating income of approximately $18.9 million at our current effective fee rate.

We have not adopted a corporate-level risk management policy regarding the hedging of client assets, nor have we historically attempted to hedge revenue risks that would arise from fluctuations in the fair value of separate client portfolios or our overall AuM.

Investments

We are subject to market risk from a decline in the price of investments that we own to fund future deferred compensation liabilities, as well as from changes in the price of investments held by our seed money investments. As of December 31, 2011, the securities we own to fund future deferred compensation liabilities consisted of Artio Global Funds. Management regularly monitors the value of these investments; however, we have not adopted a specific risk management policy to manage the associated market risk. Gains or losses on

60 Artio Global Investors Inc. 2011 Annual Report

investments that we own to manage future deferred compensation liabilities match the related adjustments to compensation expense over the entire service period of the deferred compensation, but will not match in any single fiscal period.

As of December 31, 2011, the securities owned by the Consolidated Investment Products and other seed money investments, net of investments sold, not yet purchased, consisted primarily of equity securities, corporate bonds, term loans and asset-backed securities. The fair value of these investments was $54.0 million as of December 31, 2011. Assuming a 10% increase or decrease in the values of these investments, the fair value would increase or decrease by $5.4 million as of December 31, 2011, of which a pro rata portion would be allocable to non-controlling interests.

As of December 31, 2011, $1.3 million of our seed money investments, representing less than 1% of our total assets, were invested in financial instruments domiciled in the euro zone.

Exchange Rate Risk

A substantial portion of the accounts that we advise, or sub-advise, hold investments that are exposed to currencies other than the U.S. dollar. These client portfolios may hold currency forwards or other derivative instruments. The fair value of these investments and instruments are affected by movements in the rate of exchange between the U.S. dollar and the underlying foreign currency. Such movements in exchange rates affect the fair value of assets held in accounts we manage, thereby affecting the amount of revenue we earn. The fair value of the assets we manage was $30.4 billion as of December 31, 2011. In general, the U.S. dollar fair value of AuM will decrease, with an increase in the value of the U.S. dollar, or increase, with a decrease in the value of the U.S. dollar, however, this is not invariant. Further, although our Revenues, which are billed in U.S. dollars, will generally change as our AuM changes, the relationship may not be exact. Our exposure to foreign currencies may change significantly on a daily basis, therefore, our average daily foreign currency exposure may be significantly different than at period end. A 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of the AuM by $1.9 billion, which would cause an annualized increase or decrease in Total revenues and other operating income of $11.8 million. As of December 31, 2011, approximately 62% of our AuM had exposure to currencies other than the U.S. dollar.

The composition of the currency exposure within our AuM approximates:

As of December 31, 2011
British pound	15%
Euro	14
Japanese yen	7
Hong Kong dollar	6
Canadian dollar	5
Other (representing approximately 40 currencies)	15

62%

The net assets of the Consolidated Investment Products held as of December 31, 2011, were primarily denominated in U.S. dollars. The investments held pursuant to the deferred compensation plan include Artio Global Funds, whose underlying assets are primarily non-dollar denominated. The effect of a 10% change in exchange rates on such securities would not have a material effect on the financial statements.

Artio Global Investors Inc. 2011 Annual Report 61

The composition of the non-U.S. dollar currency exposure from the Consolidated Investment Products approximates:

As of December 31, 2011
Malaysian ringgit	6%
Mexican peso	5
South African rand	5
Turkish Lira	5
Indonesian rupiah	4
Czech Koruna	(5)
Other (representing approximately 10 currencies)	13

33%

Interest Rate Risk

The Consolidated Investment Products and certain of the accounts we advise or sub-advise own fixed income securities. Assuming a 100 basis point increase or decrease in interest rates, we estimate that the value of the fixed income securities we manage or sub-advise would change by approximately $439.1 million. The impact of such changes would not be material to our revenues or net income.

In connection with borrowings under our $60 million term credit facility, assuming a 100 basis point increase or decrease in the LIBOR rate, the impact of such a change would not be material to our net income.

62 Artio Global Investors Inc. 2011 Annual Report

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Artio Global Investors Inc.:

We have audited the accompanying consolidated statements of financial position of Artio Global Investors Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Artio Global Investors Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Artio Global Investors Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

New York, New York

February 29, 2012

Artio Global Investors Inc. 2011 Annual Report 63

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Artio Global Investors Inc.:

We have audited Artio Global Investors Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Artio Global Investors Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Artio Global Investors Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 29, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

New York, New York

February 29, 2012

64 Artio Global Investors Inc. 2011 Annual Report

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Artio Global Investors Inc. and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Securities Exchange Act of 1934, Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of the Principal Executive Officer and Principal Financial and Accounting Officer, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

/s/ Francis Harte
Francis Harte
Chief Financial Officer
(Principal Financial and Accounting Officer)

Artio Global Investors Inc. 2011 Annual Report 65

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Consolidated Statements of Financial Position

	As of December 31,
(in thousands, except for share amounts)	2011	2010
ASSETS
Cash	$110,252	$80,043
Investments, at fair value:
Artio Global funds held for deferred compensation	10,211	9,069
Investments owned by the Consolidated Investment Products, and other seed money investments	59,510	25,959
Fees receivable and accrued fees, net of allowance for doubtful accounts	32,219	54,373
Deferred taxes	195,700	198,863
Income taxes receivable	12,756	8,586
Other assets	13,121	11,554

Total assets	$433,769	$388,447

LIABILITIES AND EQUITY
Debt:
Term loan	$37,500	$55,500
Due to prime broker by the Consolidated Investment Products	952	1,959
Accrued compensation and benefits	35,530	39,256
Accounts payable and accrued expenses	5,958	7,761
Investments sold, not yet purchased by the Consolidated Investment Products, at fair value	5,508	1,288
Accrued income taxes payable	4,114	4,749
Due under tax receivable agreement	162,061	167,058
Other liabilities	3,878	4,593

Total liabilities	255,501	282,164

Commitments and contingencies (Notes 13, 15 and 16)

Common stock:
Class A common stock (500,000,000 shares authorized, 2011 – 58,051,113 shares issued and outstanding; 2010 – 41,552,328 shares issued and outstanding)	58	42
Class B common stock (50,000,000 shares authorized, 2011 and 2010 – 1,200,000 shares issued and outstanding)	1	1
Class C common stock (210,000,000 shares authorized, 2011 – no shares issued and outstanding; 2010 – 16,755,844 shares issued and outstanding)	—	168
Additional paid-in capital	629,553	613,065
Accumulated deficit	(466,782)	(509,629)

Total stockholders’ equity	162,830	103,647
Non-controlling interests in Holdings	1,857	1,505
Non-controlling interests in the Consolidated Investment Products	13,581	1,131

Total equity	178,268	106,283

Total liabilities and equity	$433,769	$388,447

See accompanying notes to consolidated financial statements.

66 Artio Global Investors Inc. 2011 Annual Report

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except per share information)	2011	2010	2009
Revenues and other operating income:
Investment management fees	$277,150	$334,037	$305,335
Net gains (losses) on funds held for deferred compensation	(1,059)	1,077	1,970
Foreign currency gains (losses)	(69)	15	87

Total revenues and other operating income	276,022	335,129	307,392

Expenses:
Employee compensation and benefits:
Salaries, incentive compensation and benefits	105,201	98,981	79,035
Allocation of Class B profits interests	—	—	33,663
Change in redemption value of Class B profits interests	—	—	266,110
Tax receivable agreement	—	—	97,909

Employee compensation and benefits	105,201	98,981	476,717
Shareholder servicing and marketing	18,653	20,125	16,886
General and administrative	39,460	42,807	42,317

Total expenses	163,314	161,913	535,920

Operating income (loss) before income tax expense	112,708	173,216	(228,528)
Non-operating income (loss):
The Consolidated Investment Products and other seed money investments:
Interest income	3,170	279	—
Net gains (losses)	(6,386)	1,013	(528)
Expenses	(396)	(18)	—

Total	(3,612)	1,274	(528)
Interest expense	(2,006)	(2,601)	(1,194)
Other income (loss)	(87)	32	327

Total non-operating loss	(5,705)	(1,295)	(1,395)

Income (loss) before income tax expense	107,003	171,921	(229,923)
Income taxes	48,397	68,193	134,287

Net income (loss)	58,606	103,728	(364,210)
Net income attributable to non-controlling interests in Holdings	2,114	20,123	14,104
Net income attributable to non-controlling interests in the Consolidated Investment Products	(1,361)	44	—

Net income (loss) attributable to Artio Global Investors	$57,853	$83,561	$(378,314)

Per share information:
Basic net income (loss) attributable to Artio Global Investors	$0.99	$1.58	$(8.88)

Diluted net income (loss) attributable to Artio Global Investors	$0.99	$1.58	$(8.88)

Weighted average shares used to calculate per share information:
Basic	58,238	52,830	42,620

Diluted	58,332	53,003	42,620

See accompanying notes to consolidated financial statements.

Artio Global Investors Inc. 2011 Annual Report 67

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

(in thousands, except per share information)	Class A Common Stock (par value $0.001)	Class B Common Stock (par value $0.001)	Class C Common Stock (par value $0.01)	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stock- holders’ Equity	Non- controlling Interests in Holdings	Non- controlling Interests in the Consolidated Investment Products	Total Equity
Balance as of January 1, 2009	$—	$—	$420	$17,930	$14,895	$33,245			$33,245
Net income	—	—	—	—	(378,314)	(378,314)	$14,104		(364,210)
Reclassification of liability awards (see Note 2)	—	—	—	565,909	—	565,909	—		565,909
Issuance of Class B common stock (see Note 2 )	—	18	—	—	—	18	—		18
Net benefit from step-up in tax basis (see Note 13)	—	—	—	5,762	—	5,762	—		5,762
Initial public offering	28	—	—	679,908	—	679,936	—		679,936
Holdings units exchanged for Class A common stock and cancelation of Class B common stock (see Note 2)	3	(3)	—	—	—	—	—		—
Stock repurchases	(3)	—	(252)	(679,681)	—	(679,936)	—		(679,936)
Establishment of non- controlling interests	—	—	—	10,425	—	10,425	(10,425)		—
Distribution to GAM Holding AG, including dividends ($5.16 per share)	—	—	—	(17,950)	(216,856)	(234,806)	—		(234,806)
Share-based payments:
Directors’ awards	—	—	—	360	—	360	—		360
Amortization	—	—	—	4,319	—	4,319	—		4,319
Forfeiture	—	—	—	(26)	—	(26)	—		(26)
Distribution to non-controlling interests	—	—	—	—	—	—	(6,590)		(6,590)

Balance as of December 31, 2009	28	15	168	586,956	(580,275)	6,892	(2,911)		3,981
Net income	—	—	—	—	83,561	83,561	20,123	$44	103,728
Holdings units exchanged for Class A common stock and cancelation of Class B common stock (see Note 2)	14	(14)	—	3,253	—	3,253	(3,253)	—	—
Net benefit from step-up in tax basis (see Note 13)	—	—	—	24,176	—	24,176	—	—	24,176
Shares issued to the public (see Note 2)	4	—	—	69,286	—	69,290	—	—	69,290
Stock repurchases (see Note 4)	(4)	—	—	(83,931)	—	(83,935)	—	—	(83,935)
Share-based payments:
Directors’ awards	—	—	—	180	—	180	—	—	180
Amortization	—	—	—	12,811	—	12,811	—	—	12,811
Forfeiture	—	—	—	(185)	—	(185)	—	—	(185)
Dividend equivalents	—	—	—	519	(519)	—	—	—	—
Capital contributions from non-controlling interests	—	—	—	—	—	—	—	1,087	1,087
Distribution to non-controlling interests	—	—	—	—	—	—	(12,454)	—	(12,454)
Cash dividends paid ($0.24 per share)	—	—	—	—	(12,396)	(12,396)	—	—	(12,396)

Balance as of December 31, 2010	42	1	168	613,065	(509,629)	103,647	1,505	1,131	106,283

68 Artio Global Investors Inc. 2011 Annual Report

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity (Continued)

(in thousands, except per share information)	Class A Common Stock (par value $0.001)	Class B Common Stock (par value $0.001)	Class C Common Stock (par value $0.01)	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stock- holders’ Equity	Non- controlling Interests in Holdings	Non- controlling Interests in the Consolidated Investment Products	Total Equity
Balance as of December 31, 2010	42	1	168	613,065	(509,629)	103,647	1,505	1,131	106,283
Net income	—	—	—	—	57,853	57,853	2,114	(1,361)	58,606
Stock conversion	17	—	(168)	151	—	—	—	—	—
Stock repurchases (see Note 4)	(1)	—	—	(6,783)	—	(6,784)	—	—	(6,784)
Share-based payments:
Directors’ awards	—	—	—	311	—	311	—	—	311
Amortization	—	—	—	21,798	—	21,798	—	—	21,798
Forfeiture	—	—	—	(2)	—	(2)	—	—	(2)
Dividend equivalents	—	—	—	1,013	(1,013)	—	—	—	—
Capital contributions from non-controlling interests	—	—	—	—	—	—	—	13,811	13,811
Distribution to non-controlling interests	—	—	—	—	—	—	(1,762)	—	(1,762)
Cash dividends paid ($0.24 per share)	—	—	—	—	(13,993)	(13,993)	—	—	(13,993)

Balance as of December 31, 2011	$58	$1	$—	$629,553	$(466,782)	$162,830	$1,857	$13,581	$178,268

See accompanying notes to consolidated financial statements.

Artio Global Investors Inc. 2011 Annual Report 69

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$58,606	$103,728	$(364,210)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,440	2,918	3,029
Deferred compensation	5,632	4,258	269,904
Share-based compensation	22,107	12,806	4,653
Deferred income taxes	3,163	5,380	85,803
Interest accrued on investments and accretion and amortization of premium and discount	—	(49)	269
(Gains)/losses on investments and derivatives	7,445	(2,090)	(1,442)
Changes in assets and liabilities:
Purchases by the Consolidated Investment Products and of other seed money investments	(116,071)	(29,438)	—
Proceeds from sales or maturities by the Consolidated Investment Products and from other seed money investments	80,990	6,809	—
Due to prime broker by the Consolidated Investment Products	(1,007)	1,959	—
Fees receivable and accrued fees, net of allowance for doubtful accounts	22,154	2,538	(2,112)
Due to/from GAM Holding AG	—	—	(1,307)
Income taxes receivable	(4,170)	2,397	(9,699)
Other assets	(2,989)	(65)	(2,397)
Accrued compensation and benefits	(9,358)	3,520	58,558
Accounts payable and accrued expenses	(1,734)	(1,347)	(366)
Accrued income taxes payable	(635)	(8,268)	11,778
Due under tax receivable agreement	(4,997)	(348)	—
Other liabilities	(715)	(37)	(754)

Net cash provided by operating activities	60,861	104,671	51,707

Cash flows from investing activities:
Purchase of Artio Global funds held for deferred compensation	(7,116)	(5,519)	(2,529)
Proceeds from redemptions of Artio Global funds held for deferred compensation	4,915	4,438	67,122
Purchase of fixed assets	(1,654)	(1,396)	(831)

Net cash provided by (used in) investing activities	(3,855)	(2,477)	63,762

Cash flows from financing activities:
Proceeds from borrowing under term credit facility	—	—	60,000
Repayments of borrowing under term credit facility	(18,000)	(4,500)	—
Proceeds from initial public offering	—	—	679,936
Repurchase and retirement of Class A common stock	(6,784)	(83,935)	(59,030)
Repurchase and retirement of Class C common stock	—	—	(620,905)
Proceeds from secondary offering	—	69,290	—
Issuance of Class B common stock	—	—	18
Distribution paid to GAM Holding AG, including dividends	—	(40,100)	(194,706)
Distributions paid to non-controlling interests in Holdings	(1,762)	(12,454)	(6,590)
Contributions from non-controlling interests in the Consolidated Investment Products	13,811	1,087	—
Cash dividends paid	(13,993)	(12,396)	—

Net cash used in financing activities	(26,728)	(83,008)	(141,277)

70 Artio Global Investors Inc. 2011 Annual Report

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31,
(in thousands)	2011	2010	2009
Effect of exchange rates on cash	(69)	15	87

Net increase (decrease) in cash	30,209	19,201	(25,721)
Cash:
Beginning of period	80,043	60,842	86,563

End of period	$110,252	$80,043	$60,842

Cash paid during period for:
Income taxes, net of refunds	$50,095	$69,023	$47,248
Interest expense	2,010	2,027	—
Supplementary information:
Non-cash transactions:
Net benefit from step-up in tax basis	$—	$(24,176)	$(5,762)
Exchange of New Class A Units for Shares of Class A common stock	—	(3,267)	—
Cancelation of Class B common stock	—	14	3
Conversion of Class C common stock to Class A common stock	(151)	—	—
Declared distribution to GAM Holding AG	—	—	40,100
Reclassification of liability awards	—	—	565,909

See accompanying notes to consolidated financial statements.

Artio Global Investors Inc. 2011 Annual Report 71

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES

Notes to Consolidated Financial Statements

Note 1.  Organization and Description of Business

Artio Global Investors Inc. (“Investors” or the “Company”) and subsidiaries (collectively, “we,” “us” or “our”) comprises Investors and its subsidiaries, including Artio Global Holdings LLC (“Holdings”), an intermediate holding company that owns Artio Global Management LLC (“Investment Adviser”), a registered investment adviser under the Investment Advisers Act of 1940; Artio Global Institutional Services LLC, which was licensed as a limited-purpose broker-dealer in 2011; and certain investment vehicles, which we consolidate because we have a controlling financial interest in those investment vehicles (the “Consolidated Investment Products”). The Consolidated Investment Products include Artio Alpha Investment Funds, LLC, which includes the Artio Global Credit Opportunities Fund, and the Artio Local Emerging Markets Debt Fund, a SEC-registered mutual fund launched in 2011. As of December 31, 2011, Holdings was approximately 98% owned by Investors, 1% owned by Richard Pell, our Chairman, Chief Executive Officer and Chief Investment Officer (“Pell”), and 1% owned by Rudolph-Riad Younes, our Head of International and Global Equities (“Younes,” together with Pell, the “Principals”). (See Note 2. Initial Public Offering, Changes in Principals’ Interests and Exchange of New Class A Units: Exchange of New Class A Units.) The Principals’ interests are reflected in the consolidated financial statements as Non-controlling interests in Holdings. The Consolidated Investment Products have investors whose interests are reflected as Non-controlling interests in the Consolidated Investment Products.

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

Note 2.  Initial Public Offering, Changes in the Principals’ Interests and Exchange of New Class A Units

Initial Public Offering and Changes in the Principals’ Interests

Prior to September 29, 2009, Investors was a wholly owned subsidiary of GAM Holding AG (formerly known as Julius Baer Holding Ltd.), a Swiss corporation (“GAM”). On September 29, 2009, we completed an initial public offering (“IPO”), which with shares subsequently issued pursuant to the underwriters’ option, consisted of 27.6 million shares of Investors’ Class A common stock at a price of $26.00 per share, before the underwriting discount, for net proceeds of $679.9 million. We used all of the net proceeds to repurchase and retire 25.2 million shares of Investors’ Class C common stock from GAM, and to repurchase 1.2 million shares of Class A common stock from each of the Principals. After the IPO and the exercise of the underwriters’ option, GAM owned approximately 28% of the outstanding shares of our capital stock through its ownership of all the outstanding shares of our Class C common stock.

Before the IPO, each Principal had a 15% Class B profits interest in Investment Adviser (see Note 10. Class B Profits Interests), which was accounted for as compensation. Immediately prior to the IPO, each Principal exchanged his Class B profits interest for a 15% non-voting Class A membership interest in Holdings (“New Class A Units”) and purchased, at par value, nine million shares of voting, non-participating, Investors’ Class B common stock. Upon the exchange of their Class B profits interests for New Class A Units, the fair value of the Class B profits interests was adjusted to reflect the offering price of Class A common stock, and totaled $468.0 million. This resulted in an additional compensation charge related to the redemption value of the Class B profits interests of $215.8 million that was recorded concurrent with the IPO and represents the difference between the fair value of $468.0 million and the related liability immediately prior to the IPO of $252.2 million.

72 Artio Global Investors Inc. 2011 Annual Report

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES

Notes to Consolidated Financial Statements

In addition, the Principals entered into a tax receivable agreement with the Company (see Note 6. Related Party Activities: Exchange Agreement and Tax Receivable Agreement). We recorded a compensation charge of $97.9 million relating to the estimated present value of the agreement.

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

Each Principal has the right to exchange his remaining New Class A Units for shares of Investors’ Class A common stock on a one-for-one basis. Each Principal is permitted to sell shares of Class A common stock in connection with any exchange up to an amount necessary to generate proceeds sufficient to cover taxes payable, as defined in the exchange agreement, as amended, (the “exchange agreement”) on such exchange.

Exchange of New Class A Units

In 2010, each Principal exchanged 7.2 million New Class A Units for 7.2 million restricted shares of Class A common stock in accordance with the terms of the exchange agreement. At the time of each exchange, an equivalent number of shares of Class B common stock were surrendered by the Principals and canceled.

To enable the Principals to sell shares of Class A common stock to cover their taxes payable, as defined in the exchange agreement, on the exchanges discussed above, in 2010, we completed a synthetic secondary offering (the “secondary offering”) of approximately 4.2 million shares (including underwriters’ option shares) of Class A common stock at $17.33 per share, before the underwriting discount, for net proceeds of $69.3 million. We used all of the net proceeds to purchase at the same price and retire approximately 2.1 million shares of Class A common stock from each Principal. After the exchanges in 2010, each Principal continues to own 600,000 shares of Class B common stock and 600,000 New Class A Units, representing approximately 1% of the outstanding New Class A Units of Holdings. The Principals’ ownership of New Class A Units are accounted for as non-controlling interests.

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

As a result of the exchanges of New Class A Units, we increased the tax basis of Holdings’ assets. This resulted in a $161.2 million increase in deferred tax assets. (See Note 6. Related Party Activities: Exchange Agreement and Tax Receivable Agreement.)

Note 3.  Summary of Significant Accounting Principles

Basis of Preparation

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities (including contingent liabilities), revenues, and expenses as of the date of the consolidated financial statements. Actual results could differ from those estimates and may have a material effect on the consolidated financial statements.

In accordance with Securities and Exchange Commission’s Staff Accounting Bulletin Topic 4:C, the Consolidated Financial Statements give retroactive effect to a 10,500:1 stock split that was effected as of August 28, 2009.

Artio Global Investors Inc. 2011 Annual Report 73

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES

Notes to Consolidated Financial Statements

As part of the preparation of the consolidated financial statements, we performed an evaluation of subsequent events occurring after the Consolidated Statement of Financial Position date of December 31, 2011, through to the date the consolidated financial statements were issued.

Consolidation

The consolidated financial statements include the accounts of Investors and its subsidiaries. All material inter-company balances have been eliminated in consolidation.

Investment vehicles through which we provide investment management services are evaluated for consolidation. From time to time, we may make investments in the investment vehicles we manage, primarily as seed money. We also evaluate these investment vehicles for consolidation. These investment vehicles are consolidated if (i) they are variable interest entities (“VIEs”), and we are the primary beneficiary, or (ii) they are voting rights entities (“VREs”), and we have a controlling interest. The net gains and losses of these investment vehicles are included in Net income on the Consolidated Statement of Operations. The assessment for consolidation occurs at the inception date of the investment vehicle. The conclusion is reassessed only when certain events take place.

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

As of December 31, 2011 and 2010, we did not consolidate any of the other investment vehicles, due primarily to the following reasons:

—	The Funds are considered VREs and are controlled by their independent boards of directors or trustees.

—	Certain of the commingled investment vehicles are trusts and are considered VIEs. We are not the primary beneficiary of these trusts.

—

Other investment vehicles are membership organizations and are considered VREs. Although our interests in these vehicles are nominal and do not meet the ownership threshold for consolidation, we are the managing member of these organizations. Each operating agreement of the organizations provides to its unaffiliated non-managing members substantive rights to remove us as managing member. As a result, we do not have a controlling financial interest in these organizations.

Investments, at Fair Value

Investments are carried at fair value. We elect the fair value option to account for investments which otherwise would be accounted for using the equity method. Gains or losses on these investments are reported in non-operating income as Net gains (losses) – the Consolidated Investment Products and other seed money investments in the Consolidated Statement of Operations.

Investments, at fair value, includes the Consolidated Investment Products’ investments in securities, loans and other investments, as well as other seed money investments. Such investments are carried at fair value. Gains or losses on such investments, together with related interest income, accretion and amortization, are reported in Non-operating income on the Consolidated Statements of Operations. Investments for which market quotations are readily available, are valued at fair value on the basis of quotations furnished by a pricing service or provided by securities dealers. Equity securities are generally valued using the last sale price or official closing price taken from the primary market in which each security trades, or if no sales occurred during the day, at the mean of the current quoted bid and asked prices. Fixed income investments are generally valued using prices provided directly by independent third party services or provided directly from one or more broker dealers or market makers. The pricing services may use valuation models or matrix pricing, which considers yield or price with respect to comparable bonds, quotations from bond dealers or by reference to other securities that are considered

74 Artio Global Investors Inc. 2011 Annual Report

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES

Notes to Consolidated Financial Statements

comparable in such characteristics as rating, interest rate and maturity date, to determine current value. Inputs other than quoted prices that are observable for the assets or liabilities, include such factors as interest rates, yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates, or other market corroborated inputs (i.e. debt securities, government securities, swap contracts, foreign currency exchange contracts, foreign securities utilizing international fair value). Derivative products are generally valued using prices provided directly by independent third party services or one or more broker dealers or market makers. Assets and liabilities initially expressed in foreign currency values are converted into U.S. dollar values. Investments in net asset value-based investment vehicles are valued at the net asset value of the underlying fund.

Certain unvested deferred bonuses due employees are invested in the Funds (see Note 3. Summary of Significant Accounting Principles: Compensation Plans), which are valued at their net asset values. Over the vesting period, the principal and any gains or losses are reflected as liabilities on the Consolidated Statement of Financial Position. Expenses are reported in Salaries, incentive compensation and benefits and the realized and unrealized gains or losses on these securities are reported in Net gains (losses) on funds held for deferred compensation on the Consolidated Statements of Operations.

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

Fees Receivable and Accrued Fees, Net of Allowance for Doubtful Accounts

Fees receivable and accrued fees, net of allowance for doubtful accounts represent fees earned that have been, or will be, billed to our clients. We review receivables and provide an allowance for doubtful accounts if appropriate.

Due Under Tax Receivable Agreement

Certain tax benefits are shared with the Principals (see Note 6. Related Party Activities: Exchange Agreement and Tax Receivable Agreement). When we record a deferred tax asset for these benefits, the benefits are recorded as follows:

—

The benefits payable to the Principals, which amount to 85% of such deferred tax asset, are recorded as Due under tax receivable agreement on the Consolidated Statement of Financial Position. If we adjust the deferred tax asset, we adjust the payable for 85% of the adjustment.

—

The remaining 15% is recorded in Additional paid-in capital on the Consolidated Statement of Financial Position. If we adjust the deferred tax asset, 15% of the adjustment is recorded in Income taxes on the Consolidated Statement of Operations.

Investment Management Fees

Investment management fees are recognized as earned. Fees on the Funds are computed and billed monthly as a percentage of average daily fair value of the Funds’ AuM. Fees on other vehicles and on separate accounts are computed and billed in accordance with the provisions of the applicable investment management agreements.

Artio Global Investors Inc. 2011 Annual Report 75

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES

Notes to Consolidated Financial Statements

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

Compensation Plans

Certain of our employees participate in the Artio Global Investors Inc. 2009 Stock Incentive Plan (the “Incentive Plan;” see Note 12. Share-Based Payments). The cost of the Incentive Plan is accrued over the vesting period of the awards on a straight-line basis.

Compensation expense under the Incentive Plan related to awards with only service conditions is recognized using a straight-line method over the requisite service period (generally over a three- or five-year period from the date of the grant for the entire award). Weighted-average grant date fair values for such awards are based on closing price on the grant date.

For performance- and market- based awards, the conditions correspond with the responsibilities of the recipients and are linked to either investment performance or sales targets, or for market-based awards, relate to increasing the price/earnings multiple of our Class A common stock as compared to our peer group. All of our current performance- and market-based awards have three-year cliff vesting. The fair value of the awards with performance conditions is based on the probable outcome of the performance target and is amortized over the vesting period. In some cases, performance targets may be set on an annual basis and communicated to employees after the initial grant date. In such cases, grant date (for purposes of determining fair value and commencement of amortization) is when the performance targets are approved by the Board of Directors and communicated. The assumptions used to derive the fair value of the performance-based awards are reviewed by management on a quarterly basis. Changes to the fair value of such awards are reflected in Salaries, incentive compensation and benefits. The fair value of the awards with market conditions was determined at the initial grant date and is being amortized over the three-year vesting period. The entire expense will be recognized unless the service condition is not met. Weighted-average grant date fair value for awards having performance conditions is based on the closing price on the grant date. Market-based grants do not use the weighted-average grant date fair value to calculate amortization expense, but a fair value computed using a Monte Carlo pricing model. The model requires management to develop estimates regarding certain input variables. If we used different methods to estimate our variables for the Monte Carlo model, or if we used a different type of pricing model, the fair value of our grants might differ.

Certain of our employees also participate in a deferred compensation plan. Deferred compensation expense is recognized using a straight-line method over the vesting period (generally a three-year period). A portion of deferred bonuses is funded at the time of deferral through the purchase of shares of the Artio Global Funds. Such investment assets are included in Investments, at fair value. Realized and unrealized gains and losses related to these assets are recognized in Net gains (losses) on funds held for deferred compensation. Employees who participate in the deferred compensation plan typically receive a portion of their compensation in the form of restricted stock units under the Incentive Plan.

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

76 Artio Global Investors Inc. 2011 Annual Report

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES

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

Uncertainty in income tax positions is accounted for by recognizing in the consolidated financial statements the impact of a tax position when it is more likely than not that the tax position would be sustained upon examination by the tax authorities based on the technical merits of the position. Management considers the facts and circumstances available in order to determine the appropriate tax benefit to recognize, including tax legislation and statutes, legislative intent, regulations, rulings and case law. Differences could exist between the ultimate outcome of the examination of a tax position and management’s estimate. These differences could have a material impact on our effective tax rate, results of operations, financial position and cash flows.

Interest expense relating to unrecognized tax benefits, as well as actual tax liabilities, is included in Interest expense on the Consolidated Statement of Operations. Penalties relating to unrecognized tax benefits and actual tax liabilities are included in General and administrative on the Consolidated Statement of Operations.

Contingencies

We accrue for estimated costs, including, if applicable, legal costs, when it is probable that a loss has been incurred and the costs can be reasonably estimated. The status of contingencies is reviewed at least quarterly and accruals, if any, are adjusted to reflect the impact of current developments. Differences could exist between the actual outcome of a contingency and management’s estimate.

Note 4.  Stockholders’ Equity

Investors has three classes of common stock.

Class	Voting Rights	Economic Rights, Including Rights to Dividends and Distributions Upon Liquidation	Special Provisions
A	One vote per share	Yes	—
B	One vote per share	No	—
C	N/A	N/A

•     Pursuant to our Certificate of Incorporation, on September 29, 2011, the second anniversary of the IPO, all outstanding shares of Class C common stock automatically converted to shares of Class A common stock on a one-for-one basis.

N/A	– Not applicable.

Artio Global Investors Inc. 2011 Annual Report 77

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES

Notes to Consolidated Financial Statements

The table below sets forth the number of shares of Class A, Class B and Class C common stock issued and outstanding as of December 31, 2010 and 2011.

(in thousands)	Class A Common Stock	Class B Common Stock	Class C Common Stock
As of January 1, 2010	27,659	15,600	16,756
Activity:
Exchange by the Principals(a)	14,400	(14,400)	—
Shares issued to the public(b)	4,209	—	—
Repurchase from the Principals(b)	(4,209)	—	—
Share repurchase program(c)	(1,000)	—	—
Restricted stock units vested	485	—	—
Shares issued to the independent directors(d)	8	—	—

As of December 31, 2010(e)	41,552	1,200	16,756
Activity:
Class C common stock conversion(f)	16,756	—	(16,756)
Share repurchase program(c)	(774)	—	—
Restricted stock units vested	496	—	—
Shares issued to the independent directors(d)	21	—	—

As of December 31, 2011(e)	58,051	1,200	—

(a)	Represents the issuance of 7.2 million shares of Class A common stock to each of the Principals upon exchange of an equivalent number of New Class A Units in 2010. Upon the exchange of New Class A Units for Class A common stock, corresponding shares of Class B common stock were canceled.

(b)	Represents the 4.2 million shares of Class A common stock that were issued to the public in connection with the secondary offering in 2010. We subsequently purchased and retired 4.2 million shares of Class A common stock from the Principals with the net proceeds.

(c)	In July 2010, our Board of Directors authorized a share repurchase program of up to 1.0 million shares of our common stock. As of December 31, 2010, we purchased and retired 1.0 million shares of our common stock for approximately $14.6 million. In December 2010, our Board of Directors authorized a share repurchase program of up to 3.0 million shares of our common stock. This authority expires on December 31, 2013. As of December 31, 2011, we had purchased and retired 773,939 shares of our Class A common stock for approximately $6.8 million.

(d)	Represents the 8,376 shares of fully vested Class A common stock (subject to transfer restrictions) granted to our independent directors in 2010, and the 20,848 shares of fully vested Class A common stock (subject to transfer restrictions) that were awarded to our independent directors in 2011.

(e)	The table does not reflect 1.9 million unvested restricted stock units awarded to certain employees as of December 31, 2010, and 1.8 million awarded to certain employees as of December 31, 2011, (see Note 12. Share-Based Payments). Each restricted stock unit represents the right to receive one share of Class A common stock upon vesting.

(f)	On September 29, 2011, the second anniversary of our IPO, all outstanding shares of Class C common stock automatically converted into Class A common stock pursuant to our Certificate of Incorporation.

78 Artio Global Investors Inc. 2011 Annual Report

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES

Notes to Consolidated Financial Statements

Note 5.  Consolidated Investment Products

A condensed consolidating statement of financial position as of December 31, 2011, including balances attributable to the Consolidated Investment Products, is as follows:

(in thousands)	Before Consolidation (a)	Consolidated Investment Products	Eliminations	Artio Global Investors Inc. and Subsidiaries Consolidated
Assets:
Cash	$108,518	$1,734	$—	$110,252
Investments, at fair value	13,199	56,522	—	69,721
Investment in the Consolidated Investment Products	40,088	—	(40,088)	—
Other assets	250,075	3,721	—	253,796

Total assets	$411,880	$61,977	$(40,088)	$433,769

Liabilities and Equity:
Debt	$37,500	$952	$—	$38,452
Investments sold, not yet purchased by the Consolidated Investment Products, at fair value	—	5,508	—	5,508
Other liabilities	209,693	1,848	—	211,541

Total liabilities	247,193	8,308	—	255,501

Members’ equity		30,567	(30,567)	—
Net asset value		23,102	(23,102)	—
Common stock	59		—	59
Additional paid-in capital	629,553		—	629,553
Accumulated deficit	(466,782)		—	(466,782)

Total stockholders’ equity	162,830	53,669	(53,669)	162,830
Non-controlling interests	1,857		13,581	15,438

Total equity	164,687	53,669	(40,088)	178,268

Total liabilities and equity	$411,880	$61,977	$(40,088)	$433,769

(a)	Represents Artio Global Investors Inc. and subsidiaries with the investment in the Consolidated Investment Products accounted for under the equity method.

Artio Global Investors Inc. 2011 Annual Report 79

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES

Notes to Consolidated Financial Statements

A condensed consolidating statement of financial position as of December 31, 2010, including balances attributable to the Consolidated Investment Products, is as follows:

(in thousands)	Before Consolidation (a)	Consolidated Investment Products	Eliminations	Artio Global Investors Inc. and Subsidiaries Consolidated
Assets:
Cash	$79,232	$811	$—	$80,043
Investments, at fair value	10,386	24,642	—	35,028
Investment in the Consolidated Investment Products	19,912	—	(19,912)	—
Other assets	273,126	250	—	273,376

Total assets	$382,656	$25,703	$(19,912)	$388,447

Liabilities and Equity:
Debt	$55,500	$1,959	$—	$57,459
Investments sold, not yet purchased by the Consolidated Investment Products, at fair value	—	1,288	—	1,288
Other liabilities	222,004	1,413	—	223,417

Total liabilities	277,504	4,660	—	282,164

Members’ equity		21,043	(21,043)	—
Common stock	211		—	211
Additional paid-in capital	613,065		—	613,065
Accumulated deficit	(509,629)		—	(509,629)

Total stockholders’ equity	103,647	21,043	(21,043)	103,647
Non-controlling interests	1,505		1,131	2,636

Total equity	105,152	21,043	(19,912)	106,283

Total liabilities and equity	$382,656	$25,703	$(19,912)	$388,447

(a)	Represents Artio Global Investors Inc. and subsidiaries with the investment in the Consolidated Investment Products accounted for under the equity method.

80 Artio Global Investors Inc. 2011 Annual Report

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES

Notes to Consolidated Financial Statements

A condensed consolidating statement of operations for 2011 and 2010, including amounts attributable to the Consolidated Investment Products, is as follows:

(in thousands)	Before Consolidation (a)	Consolidated Investment Products	Eliminations	Artio Global Investors Inc. and Subsidiaries Consolidated
For the year ended December 31, 2011:
Total revenues and other operating income	$275,939	$—	$83	$276,022
Total expenses	163,314	—	—	163,314

Operating income before income tax expense	112,625	—	83	112,708
Non-operating income (loss):
Equity in earnings of the Consolidated Investment Products	(1,824)		1,824	—
Other	(2,437)	(3,185)	(83)	(5,705)

Total non operating income (loss)	(4,261)	(3,185)	1,741	(5,705)

Income (loss) before income tax expense	108,364	(3,185)	1,824	107,003
Income taxes	48,397	—	—	48,397

Net income	59,967	(3,185)	1,824	58,606
Net income attributable to non-controlling interests	2,114	—	(1,361)	753

Net income, excluding non-controlling interests	$57,853	$(3,185)	$3,185	$57,853

For the year ended December 31, 2010:
Total revenues and other operating income	$335,111	$—	$18	$335,129
Total expenses	161,913	—	—	161,913

Operating income before income tax expense	173,198	—	18	173,216
Non-operating income (loss):
Equity in earnings of the Consolidated Investment Products	912		(912)	—
Other	(2,233)	956	(18)	(1,295)

Total non operating income (loss)	(1,321)	956	(930)	(1,295)

Income before income tax expense	171,877	956	(912)	171,921
Income taxes	68,193	—	—	68,193

Net income	103,684	956	(912)	103,728
Net income attributable to non-controlling interests	20,123	—	44	20,167

Net income, excluding non-controlling interests	$83,561	$956	$(956)	$83,561

(a)	Represents Artio Global Investors Inc. and subsidiaries with the investment in the Consolidated Investment Products accounted for under the equity method.

We did not have amounts attributable to the Consolidated Investment Products in 2009.

Artio Global Investors Inc. 2011 Annual Report 81

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES

Notes to Consolidated Financial Statements

Note 6.  Related Party Activities

We engage in transactions with various related parties.

Affiliate Transactions – Mutual and Offshore Funds

We earn management fees from the Funds, as Investment Adviser provides investment management services to the Funds pursuant to investment management agreements with the Funds. The investment management agreements are subject to annual review and approval by their boards. Investment Adviser also derives investment management revenue from sub-advising certain offshore funds sponsored by affiliates of GAM. Revenues related to these services are included in Investment management fees on the Consolidated Statement of Operations as follows:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Funds’ investment management fees	$158,939	$189,057	$173,336
Sub-advisory investment management fees on GAM- sponsored funds	2,203	2,665	1,925

Fees receivable related to investment management fees are included in Fees receivable and accrued fees, net of allowance for doubtful accounts on the Consolidated Statement of Financial Position as follows:

	As of December 31,
(in thousands)	2011	2010
Funds’ investment management fees	$8,919	$15,850
Advisory and sub-advisory investment management fees on GAM-sponsored funds	397	802

Exchange Agreement and Tax Receivable Agreement

Concurrent with the IPO, the Principals entered into an exchange agreement with us which provides that they may exchange their New Class A Units for shares of Class A common stock. Holdings has made an election pursuant to Section 754 of the Internal Revenue Code of 1986, as amended, upon such an exchange, to increase the tax basis of its assets. The amortization of the increased basis is available to reduce future taxable income generally over a 15-year period and is accounted for as a deferred tax asset. We entered into a tax receivable agreement with the Principals under which each Principal is entitled to receive 85% of the tax benefits realized by us in our tax returns as a result of the increases in tax basis created by that Principal’s exchange. Amounts due to the Principals under the tax receivable agreement are payable approximately 60 days after we file our income tax returns. Should the deductions resulting from the increased depreciation and amortization be subsequently disallowed by the taxing authorities, we would not be able to recover amounts already paid to the Principals.

During 2011, we made an aggregate payment of approximately $5.0 million to the Principals pursuant to this agreement for the liability relating to the 2010 tax returns.

In 2009, we recorded compensation expense of $97.9 million representing the present value of the tax receivable agreement assuming the Principals exchanged all of their shares at the IPO price, and that we have future taxable income to utilize the increased tax deductions.

Other Related Party Transactions

In 2010, we made a $40.1 million payment to GAM to settle a capital distribution declared prior to the IPO.

Prior to the IPO, we had a licensing fee arrangement with GAM for the use of the Julius Baer name in our products and marketing strategies. These licensing fees were $2.7 million for 2009. This arrangement was terminated at the IPO.

82 Artio Global Investors Inc. 2011 Annual Report

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES

Notes to Consolidated Financial Statements

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

Note 7.	Investments, at Fair Value and Investments Sold, Not Yet Purchased by the Consolidated Investment Products, at Fair Value

Investments, at fair value, as of December 31, 2011 and 2010, consist of the following:

	As of December 31,
(in thousands)	2011	2010
Artio Global funds held for deferred compensation:
Artio Global funds	$10,211	$9,069

Total Artio Global funds held for deferred compensation	$10,211	$9,069

Investments owned by the Consolidated Investment Products, and other seed money investments:
Investments owned by the Consolidated Investment Products:
Equity securities	$1,979	$3,142
Fixed income investments:
Corporate bonds	23,205	17,075
Government and organization debt	14,207	—
Term loans	13,961	4,425
Warrants	111	—
Resell agreements	3,059	—

Total investments owned by the Consolidated Investment Products	56,522	24,642

Other seed money investments:
Equity fund(a)	1,822	—
Equity securities	1,166	1,317

Total other seed money investments	2,988	1,317

Total investments owned by the Consolidated Investment Products, and other seed money investments	$59,510	$25,959

Investments sold, not yet purchased by the Consolidated Investment Products
Equity securities	$—	$(62)
Corporate bonds	(3,048)	(1,226)
Repurchase agreements	(2,460)	—

Total investments sold, not yet purchased by the Consolidated Investments Products	$(5,508)	$(1,288)

(a)	As of December 31, 2011, includes the fair value of a $2.0 million investment in the Artio U.S. Midcap Fund made during 2011 that would have been accounted for under the equity method had we not elected the fair value option. We did not make any seed money investments that would have been accounted for under the equity method in 2010.

Artio Global Investors Inc. 2011 Annual Report 83

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES

Notes to Consolidated Financial Statements

Net gains (losses) for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Net gains (losses) on Artio Global funds held for deferred compensation	$(1,059)	$1,077	$1,970
Less: Net gains (losses) on redeemed Artio Global funds held for deferred compensation	867	122	(157)

Unrealized gains (losses) on Artio Global funds held for deferred compensation	$(1,926)	$955	$2,127

Net gains (losses) – the Consolidated Investment Products and other seed money investments:
Net gains (losses) on investments of the Consolidated Investment Products	$(6,043)	$677
Less: Net gains (losses) on investments of the Consolidated Investment Products sold or matured	(50)	40

Unrealized gains (losses) on investments of the Consolidated Investment Products	$(5,993)	$637

Net gains (losses) on other seed money investments(a)	$(343)	$336	$(528)
Less: Net gains (losses) on other seed money investments sold, matured or redeemed	78	104	7

Unrealized gains (losses) on other seed money investments(a)	$(421)	$232	$(535)

Total net gains (losses) – the Consolidated Investment Products and other seed money investments	$(6,386)	$1,013	$(528)
Less: Total net gains on the Consolidated Investment and other seed money investments sold, matured or redeemed	28	144	7

Total unrealized losses on the Consolidated Investment Products and other seed money investments	$(6,414)	$869	$(535)

(a)	Includes a Fund that would have been accounted for under the equity method had we not elected the fair value option.

The Consolidated Investment Products’ investment income, including income from derivative contracts, is recorded in Non-operating income (loss): Net gains (losses) – the Consolidated Investment Products and other seed money investments on the Consolidated Statement of Operations and is derived from the following investment categories:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Equity securities	$(251)	$310	$—
Fixed income investments:
Corporate bonds	(2,296)	478	—
Government and organization debt	(1,303)	—	—
Term loans	(1,495)	47	—
Credit default swaps	51	(152)	—
Foreign currency forward contracts	164	(6)	—
Options	(883)	—	—
Warrants	(135)	—	—
Other	105	—	—

Total net gains (losses) – the Consolidated Investment Products	$(6,043)	$677	$—

84 Artio Global Investors Inc. 2011 Annual Report

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES

Notes to Consolidated Financial Statements

Our investments as of December 31, 2011, are valued using prices as follows:

(in thousands)	Total	Level 1 Quoted Prices	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs
Artio Global funds held for deferred compensation:
Artio Global funds	$10,211	$10,211	$—	$—

Total Artio Global funds held for deferred compensation	$10,211	$10,211	$—	$—

Investments owned by the Consolidated Investment Products, and other seed money investments:
Investments owned by the Consolidated Investment Products:
Equity securities	$1,979	$1,927	$—	$52
Fixed income investments:
Corporate bonds	23,205	279	22,513	413
Government and organization debt	14,207	—	14,207	—
Term loans	13,961	—	13,014	947
Warrants	111	111	—	—
Resell agreements	3,059	—	3,059	—

Total investments owned by the Consolidated Investment Products	56,522	2,317	52,793	1,412

Other seed money investments:
Equity fund(a)	1,822	1,822	—	—
Equity securities	1,166	1,166	—	—

Total other seed money investments	2,988	2,988	—	—

Total investments owned by the Consolidated Investment Products, and other seed money investments	$59,510	$5,305	$52,793	$1,412

Investments sold, not yet purchased by the Consolidated Investments Products:
Corporate bonds	$(3,048)	$(810)	$(2,238)	$—
Repurchase agreements	(2,460)	—	(2,460)	—

Total investments sold, not yet purchased by the Consolidated Investment Products	$(5,508)	$(810)	$(4,698)	$—

(a)	Investment that would have been accounted for under the equity method had we not elected the fair value option.

Artio Global Investors Inc. 2011 Annual Report 85

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES

Notes to Consolidated Financial Statements

Our investments as of December 31, 2010, are valued using prices as follows:

(in thousands)	Total	Level 1 Quoted Prices	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs
Artio Global funds held for deferred compensation:
Artio Global funds	$9,069	$9,069	$—	$—

Total Artio Global funds held for deferred compensation	$9,069	$9,069	$—	$—

Investments owned by the Consolidated Investment Products, and other seed money investments:
Investments owned by the Consolidated Investment Products:
Equity securities	$3,142	$2,367	$629	$146
Fixed income investments:
Corporate bonds	17,075	—	17,075	—
Term loans	4,425	—	3,470	955

Total investments owned by the Consolidated Investment Products	24,642	2,367	21,174	1,101
Other seed money investments:
Equity securities	1,317	1,317	—	—

Total other seed money investments	1,317	1,317	—	—

Total investments owned by the Consolidated Investment Products, and other seed money investments	$25,959	$3,684	$21,174	$1,101

Investments sold, not yet purchased by the Consolidated Investment Products:
Equity securities	$(62)	$(62)	$—	$—
Corporate bonds	(1,226)	—	(1,226)	—

Total investments sold, not yet purchased by the Consolidated Investment Products	$(1,288)	$(62)	$(1,226)	$—

Derivative contracts, which are included in Other assets and Other liabilities on the Consolidated Statement of Financial Position, are valued using Level 2 inputs.

There were no transfers between Level 1 and Level 2 securities.

86 Artio Global Investors Inc. 2011 Annual Report

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES

Notes to Consolidated Financial Statements

Significant changes in Level 3 securities are as follows:

	As of December 31,
(in thousands)	2011	2010
Equity securities owned by the Consolidated Investment Products:
Beginning of year	$146
Sales	(48)
Net losses during the year	(46)

End of year	$52

Equity securities – total losses for the year attributable to the change in unrealized gains or losses relating to assets still held as of the end of the year	$(35)

Corporate bonds owned by the Consolidated Investment Products:
Beginning of year	$—
Purchases	936
Sales	(668)
Net gains during the year	145

End of year	$413

Corporate bonds – total gains for the year attributable to the change in unrealized gains or losses relating to assets still held as of the end of the year	$170

Term loans owned by the Consolidated Investment Products:
Beginning of year	$955	$—
Purchases	966	930
Sales	(766)	—
Transfers to level 2	(169)	—
Amortization	(6)	—
Net gains (losses) during the year	(33)	25

End of year	$947	$955

Term loans – total gains (losses) for the year attributable to the change in unrealized gains or losses relating to assets still held as of the end of the year	$(24)	$25

The transfers from Level 3 to Level 2 were due to the availability of an additional external observable pricing source.

Note 8.  Derivative Contracts

The Consolidated Investment Products employ credit default swaps and foreign exchange contracts as part of their trading strategies and are accounted for as trading products.

	Notional/Nominal Amount (Gross) as of December 31,
(in thousands)	2011	2010
Credit default swaps	$14,450	$5,200
Foreign exchange forward contracts	26,594	2,582
Option contracts	5,957	—
Futures contracts	656	—

Artio Global Investors Inc. 2011 Annual Report 87

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES

Notes to Consolidated Financial Statements

During 2011, we had an average notional amount outstanding of $21.0 million related to foreign exchange forward contracts, $9.7 million related to option contracts, $7.8 million related to credit default swaps and $0.6 million related to futures contracts. The notional amounts as of December 31, 2011, include trading volume for the Consolidated Investment Products for the periods in which they were active. The notional amounts as of December 31, 2010, reflect trading volume for only a limited period, as the Consolidated Investment Products were active for only a short period at the end of 2010.

Fair value of derivative contracts as of December 31, 2011 and 2010, is as follows:

	Assets		Liabilities
(in thousands)	Statement of Financial Position Location	Fair Value	Statement of Financial Position Location	Fair Value
As of December 31, 2011:
Credit default swaps	Other assets	$993
Foreign exchange forward contracts	Other assets	272	Other liabilities	$79
Option and futures contracts	Other assets	93	Other liabilities	1

As of December 31, 2010:
Credit default swaps	Other assets	$21	Other assets	$107
Foreign exchange forward contracts			Other liabilities	58

Please see Note 7. Investments, at Fair Value and Investments Sold, Not Yet Purchased by the Consolidated Investment Products, at Fair Value for income from derivative contracts that is included in investment income by investment categories.

Note 9.  Debt

Credit Facilities

Holdings has a $160.0 million credit facility consisting of a $60.0 million three-year term credit facility and a $100.0 million three-year revolving credit facility, both of which expire in October 2012. In January 2011, Holdings increased the capacity of the revolving credit facility from $50.0 million to $100.0 million.

In October 2009, Holdings borrowed $60.0 million under the term credit facility. The amortization schedule requires quarterly principal payments of $4.5 million in both years two and three, beginning on December 31, 2010, with a final payment of $24 million at maturity in October 2012. As of December 31, 2011, $37.5 million is outstanding under the term credit facility. The interest associated with the borrowing was 3.26% (LIBOR plus 300 basis points) as of December 31, 2011.

Borrowings under the $100.0 million revolving credit facility bear interest at a rate equal to, at our option, (i) LIBOR plus a range of 300 to 400 basis points or (ii) the base rate (as defined in the credit facility agreement) plus a range of 200 to 300 basis points. The interest rate resets at certain intervals. Holdings has not borrowed under the revolving credit facility.

The spread to LIBOR or the base rate is correlated to the consolidated leverage ratio prescribed within the credit facility agreement. Our current spread to LIBOR and the base rate is 300 basis points and 200 basis points, respectively. These spreads could increase if our consolidated leverage ratio exceeds 1.0x.

The covenants in the credit facility agreement require compliance with the following financial ratios (each in accordance with the definitions, including earnings before interest, taxes, depreciation and amortization (“EBITDA”), in the credit facility agreement), to be calculated on a consolidated basis at the end of each fiscal quarter:

—

maintenance of a maximum consolidated leverage ratio of less than or equal to 2.00x (calculated as the ratio of consolidated funded indebtedness to consolidated EBITDA for the last six months, multiplied by two); and

88 Artio Global Investors Inc. 2011 Annual Report

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES

Notes to Consolidated Financial Statements

—

maintenance of a minimum consolidated interest coverage ratio of greater than or equal to 4.00x (calculated as the ratio of consolidated EBITDA for the last six months to consolidated interest charges for such period).

The credit facility agreement also contains customary affirmative and negative covenants, including limitations on indebtedness, liens, cash dividends and fundamental corporate changes. As of December 31, 2011, Holdings was in compliance with all such covenants.

Due to Prime Broker

Certain Consolidated Investment Products employ leverage to finance their investments. Interest is payable on such loans at the Fed Funds rate plus a range of 40 to 125 basis points. The loans are collateralized by securities held by the borrowing entity.

Note 10.  Class B Profits Interests

In 2004, each Principal was granted a Class B, non-voting profits interest in Investment Adviser, which entitled each to receive 15% of the profits (30% in the aggregate) of our asset management business, as defined in Investment Adviser’s then-effective operating agreement. The allocation of such profits interests was expensed as incurred and included in Employee compensation and benefits on the Consolidated Statement of Operations. Each Principal exchanged his Class B profits interests for an equivalent percentage of New Class A Units in connection with the IPO (see Note 2. Initial Public Offering, Changes in Principals’ Interests and Exchange of New Class A Units) and the remaining balance of undistributed Class B profits interests was paid to each of the Principals in the fourth quarter of 2009.

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

Investors sponsors a deferred compensation plan for employees whose annual discretionary bonus award exceeds certain predefined amounts. Amounts contributed to this plan vest ratably over a three-year period. We purchase shares in the Funds equal to the amount of deferred compensation at the time the bonuses are deferred. The shares are sold when the deferred bonus vests, or when the employee forfeits the shares. Assets related to this plan are included in Artio Global funds held for deferred compensation and liabilities related to this plan are included in Accrued compensation and benefits on the Consolidated Statement of Financial Position, as follows:

	As of December 31, 2011		As of December 31, 2010
(in thousands)	Assets	Liabilities	Assets	Liabilities
Deferred Compensation plan	$10,211	$3,136	$9,069	$3,168

Artio Global Investors Inc. 2011 Annual Report 89

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES

Notes to Consolidated Financial Statements

Expenses related to the plans are included in Salaries, incentive compensation and benefits on the Consolidated Statement of Operations as follows:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Qualified Plan	$3,252	$2,698	$2,381
Non-qualified Plan	131	11	148
Deferred compensation plan	5,632	4,258	3,794

	$9,015	$6,967	$6,323

Employees who participate in the deferred compensation plan may also participate in our share-based payment plan (see Note 12. Share-Based Payments).

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

Activity under the Plan was as follows:

Units/Shares
Available for grant at inception	9,700,000
Restricted stock units (“RSUs”) granted, including dividend equivalents	(5,008,760)
Fully vested shares of restricted stock granted to independent directors	(43,867)
RSUs forfeited, including dividend equivalents	151,611

Available for grant as of December 31, 2011	4,798,984

Certain of the RSUs we have granted have only service conditions, while others have performance or market conditions.

90 Artio Global Investors Inc. 2011 Annual Report

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES

Notes to Consolidated Financial Statements

Awards Having Only Service Conditions

	Weighted-Average Grant Date Fair Value	Number of RSUs	RSU Dividend Equivalents
Granted and unvested as of January 1, 2009	$—	—	—
Grants:
Unvested RSUs granted to certain officers and employees in connection with the IPO	26.25	2,147,758
Forfeitures:
RSUs	26.25	(1,000)

Granted and unvested as of December 31, 2009	26.25	2,146,758	—
Grants:
Unvested RSUs granted to certain officers and employees	21.86	232,983
Dividend equivalents			31,542
Vesting:
RSUs	26.25	(481,070)
Dividend equivalents			(4,111)
Forfeitures:
RSUs	26.10	(41,674)
Dividend equivalents			(206)

Granted and unvested as of December 31, 2010	25.70	1,856,997	27,225
Grants:
Unvested RSUs granted to certain officers and employees	14.81	450,976
Dividend equivalents			52,614
Vesting:
RSUs	25.75	(482,865)
Dividend equivalents			(13,220)
Forfeitures:
RSUs	25.49	(3,029)
Dividend equivalents			(57)

Granted and unvested as of December 31, 2011(a)	22.02	1,822,079	66,562

(a)	In September 2011, we implemented organizational changes, which included a staff reduction. As a result, there are 231,411 RSUs outstanding without any service requirements. We charged the unamortized costs of these RSUs, which totaled $3.1 million, to expense in 2011. Certain of these RSUs were to be forfeited upon the individual’s departure, but we waived the forfeitures. The unamortized costs of these 100,550 otherwise forfeitable RSUs totaled $0.9 million. The $3.1 million total cost is included in Salaries, incentive compensation and benefits in the Consolidated Statement of Operations.

We also granted approximately 900,000 RSUs and restricted shares in February 2012 in connection with annual incentive awards under the Plan.

Upon the vesting of RSUs and restricted shares, a corresponding number of New Class A Units are issued to Investors.

Holders of RSUs are entitled to RSU dividend equivalents in the form of additional RSUs, which are determined by, and equivalent to, dividends declared and paid on Investors’ common stock during the period. The RSU dividend equivalents vest at the same time and on the same basis as the underlying RSUs to which they relate, and accordingly, are forfeitable.

Compensation expense related to the amortization of RSU grants is included in Salaries, incentive compensation and benefits on the Consolidated Statement of Operations and was $17.7 million in 2011, $12.6 million in 2010 and $4.3 million in 2009. Compensation expense related to the amortization of RSU grants for 2011 includes a charge of $3.1 million associated with our staff reduction in September 2011.

Artio Global Investors Inc. 2011 Annual Report 91

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES

Notes to Consolidated Financial Statements

Awards Having Performance or Market Conditions

In 2011, we adopted the long-term incentive program (the “ LTIP”). Awards issued pursuant to the LTIP are in the form of RSUs and granted pursuant to the overall Plan. LTIP awards are subject to either performance- or market-based conditions.

	Weighted-Average Grant Date Fair Value	Number of LTIP RSUs	LTIP RSU Dividend Equivalents
Granted and unvested as of January 1, 2011	$—	—	—
Grants:
LTIP RSUs	14.81	1,863,772
Awarded LTIP RSUs with a future grant date(a)		178,695
Dividend equivalents			50,420
Forfeitures:
LTIP RSUs	14.81	(104,104)
Dividend equivalents			(1,541)

Granted and unvested as of December 31, 2011		1,938,363	48,879

(a)	Performance targets have not yet been set, as they are set on an annual basis.

Compensation expense related to the LTIP RSU grants is included in Salaries, incentive compensation and benefits in the Consolidated Statement of Operations and was $4.1 million for 2011. The LTIP had not been established in 2010 or 2009.

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

Income taxes reflect not only the portion attributable to our stockholders but also the portion of New York City UBT attributable to non-controlling interests. A summary of the provisions for income taxes is as follows:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Current:
Federal	$33,972	$43,033	$43,529
State and local	11,262	19,780	4,955

Total	45,234	62,813	48,484

Deferred:
Federal	2,065	3,997	59,401
State and local	1,098	1,383	26,402

Total	3,163	5,380	85,803

Income tax expense	$48,397	$68,193	$134,287

92 Artio Global Investors Inc. 2011 Annual Report

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES

Notes to Consolidated Financial Statements

Net deferred tax assets comprise the following:

	As of December 31,
(in thousands)	2011	2010
Deferred tax assets:
Deferred compensation	$8,469	$4,466
Provisions and other	5,284	3,617
Step-up of tax basis(a)	181,947	190,780

Total deferred tax assets	195,700	198,863
Less: valuation allowance	—	—

Net deferred tax asset	$195,700	$198,863

(a)	Under the tax receivable agreement, 85% of the future tax benefit is payable to the Principals.

The exchange by the Principals of a portion of their New Class A Units for shares of Class A common stock in 2009 and 2010 (see Note 6. Related Party Activities: Exchange Agreement and Tax Receivable Agreement) allowed Holdings to make an election to step up our tax basis in accordance with Section 754 of the Code. The amortization expense resulting from this step-up is deductible for tax purposes generally over a 15-year period. Of the aggregate $199.6 million deferred tax asset recorded after the exchanges in 2010 and 2009, $169.7 million, representing 85% of the benefits, was recorded in Due under tax receivable agreement, and the remaining 15%, or $29.9 million, was recorded in Additional paid-in capital on the Consolidated Statement of Financial Position. These amounts are adjusted periodically for changes to effective tax rates, as well as annual activity. Although the current level of AuM has decreased, based on several factors, including historical taxable income, we believe that it is more likely than not that there will be sufficient annual taxable income to realize the deferred tax asset and, therefore, no valuation allowance is necessary.

Reconciliations between the Federal statutory tax rate of 35% and the effective tax rates are as follows:

	Year Ended December 31,
(in percentages)	2011	2010	2009
Federal statutory rate	35%	35%	35%
State and local, net of Federal benefit, and other	6	8	7
Amendment of prior years’ tax returns	—	—	3
Non-controlling interests	(1)	(5)	3
Permanent differences:
Vesting of RSUs(a)	3	1	—
Compensation expenses – fully vested Class B profits interests	—	—	(49)
Compensation expenses – tax receivable agreement	—	—	(18)
De-recognition of deferred tax asset	—	—	(38)
Other	2	1	(1)

Total	45%	40%	(58)%

(a)	We wrote down the carrying value of the deferred tax asset by $3.1 million in 2011 due to the vesting of RSUs at a price lower than their grant-date price. We wrote down the carrying value of the deferred tax asset by $2.0 million in 2010 due to the vesting of RSUs as a price lower than their grant-date price.

In connection with the filing of our 2008 tax returns, we changed our methodology for apportioning receipts to state jurisdictions. The impact of the change in methodology for 2008, 2007 and 2006 was recorded in 2009.

Other permanent differences consist of the non-deductible portion of meals, entertainment, gifts and certain costs related to the IPO and the secondary offering.

Artio Global Investors Inc. 2011 Annual Report 93

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES

Notes to Consolidated Financial Statements

Holdings is subject to New York City UBT, of which a substantial portion is credited against Investors’ tax liability.

As of December 31, 2011, $3.2 million of unrecognized tax benefits, if recognized, would affect the effective tax rate.

A reconciliation of the change in unrecognized tax benefits is as follows:

(in thousands)
Balance, January 1, 2010	$3,282
Additions (reductions) for tax provisions of prior years	(308)
Additions based on tax provisions related to current year	—
Reductions for settlements with taxing authorities	—
Lapse of statute of limitations	—

Balance, December 31, 2010	2,974
Additions (reductions) for tax provisions of prior years	—
Additions based on tax provisions related to current year	203
Reductions for settlements with taxing authorities	—
Lapse of statute of limitations	—

Balance, December 31, 2011	$3,177

We believe that it is reasonably possible that there will be a decrease of up to $0.8 million in unrecognized tax benefits within the upcoming year due to the lapse of the statute of limitations.

In 2011, 2010 and 2009, there were no material charges related to interest and penalties for unrecognized tax benefits.

Tax years 2008 to the present are open for examination by Federal, state and local tax authorities. We are currently under examination by New York State tax authorities for the years 2006 through 2008 and by New York City tax authorities for the years 2006 and 2007. There are waivers extending our 2006 and 2007 tax years to September 2012.

Note 14.  Earnings Per Share (“EPS”)

Basic and diluted EPS were calculated using the following:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Net income (loss) attributable to Artio Global Investors – Basic	$57,853	$83,561	$(378,314)

Net income attributable to non-controlling interests(a)	—	—	—
Income tax related to non-controlling interests(a)	—	—	—

Net income (loss) – Diluted	$57,853	$83,561	$(378,314)

Weighted average shares for basic EPS	58,238	52,830	42,620
Dilutive potential shares from exchange of New Class A Units by the Principals(a)	—	—	—
Dilutive potential shares from grants of RSUs(b)	94	173	—

Weighted average shares for diluted EPS	58,332	53,003	42,620

(a)	The potential impact of the exchange of New Class A Units by the Principals, and cancelation of corresponding shares of Class B common stock, for Class A common stock of 1.2 million weighted average shares for 2011 and 7.1 million weighted average shares for 2010 were antidilutive. The exchanges of New Class A Units were antidilutive for 2009.

(b)	The potential impact of an additional 1.6 million granted RSUs for 2011 and 1.8 million granted RSUs for 2010 was antidilutive. All of the RSUs were antidilutive in 2009.

94 Artio Global Investors Inc. 2011 Annual Report

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES

Notes to Consolidated Financial Statements

On January 23, 2012, our Board of Directors declared a dividend of $0.06 per share to be paid on February 28, 2012, to holders of record of our Class A common stock at the close of business on February 15, 2012. To provide funding for the dividend payable to the holders of record of our Class A commons stock, a distribution by Holdings of $0.06 per New Class A Unit will be paid to all members of Holdings, including the Principals.

Note 15.  Leases

We lease office space under non-cancelable agreements that expire in June 2014. Minimum annual rental payments under the lease as of December 31, 2011, are as follows:

Years ending December 31,	(in thousands)
2012	$3,762
2013	3,762
2014	1,881

$9,405

In addition to the minimum annual rentals, the lease also includes provisions for escalations. The lease provides for a rent holiday and leasehold improvement incentives. These concessions are recognized on a straight-line basis as reductions in rent expense over the term of the lease.

Rent expense was $2.7 million in 2011, $2.6 million in 2010 and $2.5 million in 2009.

In December 2008, we decided not to use a portion of our office space and activity related to the preparation of that space was terminated. We recorded a liability related to this exit activity at fair value in the period in which the liability was incurred. The total liability related to this space is included in Other liabilities on the Consolidated Statement of Financial Position and the amortization of the liability is included in General and administrative expenses on the Consolidated Statement of Operations. In May 2010, Investment Adviser entered into an agreement to sublet a portion of the unused office space. The sublet arrangement did not result in a material additional charge to expense.

The following table represents the liability related to the exit activity discussed above.

(in thousands)
Balance, January 1, 2010	$2,602
2010 rent payments	(889)
2010 sublet rent receipts	219
Fair value adjustment	(321)

Balance, December 31, 2010	1,611
2011 rent payments	(906)
2011 sublet rent receipts	375

Balance, December 31, 2011	$1,080

In 2010, we reassessed the fair value of the liability based on market conditions.

Note 16.  Commitments and Contingencies

There are no claims against us that are considered probable or reasonably possible of having a material effect on our cash flows, results of operations or financial position.

Although we may not have an explicit obligation to do so, we have, at our discretion, reimbursed client accounts for certain operational losses incurred.

Artio Global Investors Inc. 2011 Annual Report 95

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES

Notes to Consolidated Financial Statements

Note 17.  Segment information

Operations are classified as one segment: investment advisory and management services. Management evaluates performance and allocates resources for the management of each type of investment vehicle on a combined basis. Clients are primarily based in the U.S.

Note 18.  Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) to ASC 820, Fair Value Measurement, which clarifies the FASB’s intent about the application of existing fair value measurement and disclosure requirements. The ASU is effective in the first quarter of 2012. We do not expect the ASU to have a significant impact on our financial statements.

Note 19.  Selected Quarterly Information (Unaudited)

	2011
(in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter(a)	4th Quarter
Total revenues and other operating income	$82,177	$78,151	$63,784	$51,910
Operating income before income tax expense	39,122	36,819	21,219	15,548
Net income attributable to Artio Global Investors	22,032	21,150	6,413	8,258
Basic EPS, net income (loss) attributable to Artio Global Investors(a)	$0.38	$0.36	$0.11	$0.14
Diluted EPS, net income (loss) attributable to Artio Global Investors	$0.38	$0.36	$0.11	$0.14
Dividends per basic share declared	$0.06	$0.06	$0.06	$0.06
Common stock price per share:
High	$16.48	$17.12	$12.10	$8.04
Low	$14.33	$11.30	$6.98	$4.84
Close	$16.16	$11.30	$7.96	$4.88

(a)	In the third quarter of 2011, we purchased and retired 773,939 shares of our Class A common stock. The third quarter of 2011 also includes a charge of $7.6 million associated with our staff reduction in September 2011.

96 Artio Global Investors Inc. 2011 Annual Report

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES

Notes to Consolidated Financial Statements

	2010
(in thousands, except per share amounts)	1st Quarter	2nd Quarter(a)	3rd Quarter(b)	4th Quarter(c)
Total revenues and other operating income	$85,631	$83,335	$80,930	$85,233
Operating income before income tax expense	45,629	42,645	39,903	45,039
Net income attributable to Artio Global Investors	18,868	18,955	19,999	25,739
Basic EPS, net income (loss) attributable to Artio Global Investors(a)(b)(c)	$0.42	$0.38	$0.34	$0.44
Diluted EPS, net income (loss) attributable to Artio Global Investors(d)	$0.42	$0.38	$0.34	$0.44
Dividends per basic share declared	$0.06	$0.06	$0.06	$0.06
Common stock price per share:
High	$26.50	$25.65	$16.98	$17.70
Low	$22.30	$15.74	$13.70	$12.91
Close	$24.74	$15.74	$15.30	$14.75

(a)	In the second quarter of 2010, each Principal exchanged 7.2 million New Class A Units for 7.2 million shares of our Class A common stock; 4.2 million shares of Class A common stock were issued to the public in connection with a secondary offering; and the proceeds from the secondary offering were used to purchase and retire 2.1 million shares of our Class A common stock from each Principal.

(b)	In the third quarter of 2010, we purchased and retired 531,200 shares of our Class A common stock.

(c)	In the fourth quarter of 2010, we purchased and retired 468,800 shares of our Class A common stock.

(d)	Second-quarter and fourth-quarter 2010 diluted EPS assumes the full exchange of the Principals’ New Class A Units, and cancelation of corresponding shares of Class B common stock, to shares of Class A common stock and reflects the elimination of non-controlling interests and resulting increase in the effective tax rate.

Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the total for the year.

Artio Global Investors Inc. 2011 Annual Report 97

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information relating to our executive officers and directors, including our audit committee and audit committee financial experts and the procedures by which stockholders can recommend director nominees, and our executive officers will be in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 11, 2012, which will be filed within 120 days of the end of our fiscal year ended December 31, 2011, (“2012 Proxy Statement”) and is incorporated herein by reference.

Item 11.  Executive Compensation.

Information required by this item will be in the 2012 Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be in the 2012 Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be in the 2012 Proxy Statement and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Information required by this item will be in the 2012 Proxy Statement and is incorporated herein by reference.

98 Artio Global Investors Inc. 2011 Annual Report

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this Report:

1)  Consolidated Financial Statements

i)	Consolidated Statements of Financial Position as of December 31, 2011 and 2010
ii)	Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009
iii)	Consolidated Statements of Changes in Equity for the years ended December 31, 2011, 2010 and 2009
iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009
v)	Notes to Consolidated Financial Statements

(b) Exhibit Index:

Exhibit Number	Description
3.1	Form of Amended and Restated Certificate of Incorporation of Artio Global Investors Inc. (incorporated by reference to Amendment No. 7 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 3.1).

3.2	Form of Amended and Restated Bylaws of Artio Global Investors Inc. (incorporated by reference to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 3.2).

4.1	Form of Class A common stock certificate (incorporated by reference to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 4.1.).

10.1	Form of Amended and Restated Limited Liability Company Agreement of Artio Global Holdings LLC (incorporated by reference to Amendment No. 7 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 10.1).

10.2	Form of Registration Rights Agreement (incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 10.2).

10.3	Form of Exchange Agreement (incorporated by reference to Amendment No. 7 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 10.3).

10.4	Form of Tax Receivable Agreement (incorporated by reference to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 10.4.).

10.5	Form of Transition Services Agreement among Julius Baer Group Ltd., Bank Julius Baer & Co. Ltd. and Artio Global Management LLC (incorporated by reference to Amendment No. 7 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 10.5).

10.6	Julius Baer Holding Ltd. Shareholders Agreement (incorporated by reference to Amendment No. 7 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 10.7).

10.7	Form of Younes Shareholders Agreement (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 10.8).

10.8	Form of Employment Agreement with Richard Pell (incorporated by reference to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 10.9.).

10.9	Amended and Restated Employment Agreement with Francis Harte (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 28, 2011 (File No. 001-34457) Exhibit 10.2).

Artio Global Investors Inc. 2011 Annual Report 99

Exhibit Number	Description
10.10	Amended and Restated Employment Agreement with Tony Williams (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 28, 2011 (File No. 001-34457) Exhibit 10.1).

10.11	Form of Employment Agreement with Rudolph-Riad Younes (incorporated by reference to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 10.13).

10.12	Form of Stock Repurchase Agreement (incorporated by reference to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 10.14).

10.13	Form of Pell Shareholders Agreement (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 10.15).

10.14	Artio Global Investors Inc. 2009 Stock Incentive Plan (incorporated by reference to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 10.16).

10.15	Artio Global Investors Inc. Management Incentive Plan (incorporated by reference to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 10.17).

10.16	Forms of Restricted Stock Unit Award Agreements under the Artio Global Investors Inc. 2009 Stock Incentive Plan (incorporated by reference to Amendment No. 7 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 10.18).

10.17	Form of Independent Director Stock Award Agreement under the Artio Global Investors Inc. 2009 Stock Incentive Plan (incorporated by reference to Amendment No. 7 to the Company’s Registration Statement on Form S-1/A (File No. 333-149178) Exhibit 10.19).

10.18	Credit Facility dated as of September 4, 2009 among Artio Global Holdings LLC, the Guarantors party thereto and Bank of America, N.A., as Administrative Agent and L/C Issuer and the other lenders party thereto (incorporated by reference to Amendment No. 7 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 10.20).

10.19	Form of Indemnification Agreement (incorporated by reference to Amendment No. 7 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 10.21).

10.20	Form of Indemnification and Co-operation Agreement between Artio Global Management LLC and Julius Baer Holding Ltd. (incorporated by reference to Amendment No. 7 to the Company’s Registration Statement on Form S-1/A (File No. 333-149178) Exhibit 10.22).

21.1	Subsidiaries of the Company.

23.1	Consent of KPMG LLP.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

100 Artio Global Investors Inc. 2011 Annual Report

Exhibit Number	Description
101.CAL	XBRL Taxonomy Calculation Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

101.DEF	XBRL Taxonomy Definition Document

Artio Global Investors Inc. 2011 Annual Report 101

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTIO GLOBAL INVESTORS INC.

By:	/s/ Francis Harte
	Name:	Francis Harte
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Richard Pell Richard Pell	Director, Chairman, Chief Executive Officer and Chief Investment Officer (Principal Executive Officer)	February 29, 2012

/s/ Elizabeth Buse Elizabeth Buse	Director	February 29, 2012

/s/ Robert Jackson Robert Jackson	Director	February 29, 2012

/s/ Duane Kullberg Duane Kullberg	Director	February 29, 2012

/s/ Francis Ledwidge Francis Ledwidge	Director	February 29, 2012

102 Artio Global Investors Inc. 2011 Annual Report