Form 10-Q
period 2012-03-31
Artio Global Investors Inc.
filed 2012-05-09
CIK 1419178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

☒Yes   ☐No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

As of April 30, 2012, there were 59,476,952 shares outstanding of the registrant’s Class A common stock, par value $0.001 per share, and no shares outstanding of the registrant’s Class B common stock, par value $0.001 per share, or Class C common stock, par value $0.01 per share.

Artio Global Investors Inc.

1  Artio Global Investors Inc. First Quarter 2012 Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Consolidated Statements of Financial Position

(Unaudited)

	As of
(in thousands, except for share amounts)	March 31, 2012	December 31, 2011

ASSETS
Cash	$49,719	$110,252
Investments, at fair value:
Artio Global funds held for deferred compensation	10,801	10,211
Investments owned by the Consolidated Investment Products, and other seed money investments (including $27,873 in 2012 and $0 in 2011 pledged as collateral for debt)	77,973	59,510
Fees receivable and accrued fees, net of allowance for doubtful accounts	28,217	32,219
Deferred taxes	190,795	195,700
Income taxes receivable	14,718	12,756
Other assets	19,496	13,121

Total assets	$391,719	$433,769

LIABILITIES AND EQUITY
Debt:
Term loan	$—	$37,500
The Consolidated Investment Products	14,034	3,412
Accrued compensation and benefits	9,999	35,530
Accounts payable and accrued expenses	5,372	5,958
Investments sold, not yet purchased by the Consolidated Investment Products, at fair value	5,298	3,048
Due to brokers by the Consolidated Investment Products	11,175	1,582
Accrued income taxes payable	4,101	4,114
Due under tax receivable agreement	155,080	162,061
Other liabilities	1,977	2,296

Total liabilities	207,036	255,501

Commitments and contingencies (Note 11)

Common stock:
Class A common stock (500,000,000 shares authorized, 2012 - 58,276,952 shares issued and outstanding; 2011 – 58,051,113 shares issued and outstanding)	58	58
Class B common stock (50,000,000 shares authorized, 2012 and 2011 – 1,200,000 shares issued and outstanding)	1	1
Class C common stock (210,000,000 shares authorized, 2012 and 2011 – no shares issued and outstanding)	—	—
Additional paid-in capital	634,310	629,553
Accumulated deficit	(465,894)	(466,782)

Total stockholders’ equity	168,475	162,830
Non-controlling interests in Holdings	1,798	1,857
Non-controlling interests in the Consolidated Investment Products	14,410	13,581

Total equity	184,683	178,268

Total liabilities and equity	$391,719	$433,769

See accompanying notes to unaudited consolidated financial statements.

Artio Global Investors Inc. First Quarter 2012 Form 10-Q   2

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share information)	2012	2011
Revenues and other operating income:
Investment management fees	$42,771	$81,776
Net gains on funds held for deferred compensation	1,160	419
Foreign currency losses	(1)	(18)

Total revenues and other operating income	43,930	82,177

Expenses:
Employee compensation and benefits	22,334	28,018
Shareholder servicing and marketing	3,624	4,865
General and administrative	9,738	10,172

Total expenses	35,696	43,055

Operating income before income tax expense	8,234	39,122
Non-operating income (loss):
The Consolidated Investment Products and other seed money investments:
Interest income	934	567
Net gains	2,081	532
Expenses	(13)	(9)

Total	3,002	1,090
Interest expense	(435)	(526)
Other income (loss)	(11)	1

Total non-operating income	2,556	565

Income before income tax expense	10,790	39,687
Income taxes	5,322	16,751

Net income	5,468	22,936
Net income attributable to non-controlling interests in Holdings	190	769
Net income attributable to non-controlling interests in the Consolidated Investment Products	678	135

Net income attributable to Artio Global Investors	$ 4,600	$22,032

Per share information:
Basic net income attributable to Artio Global Investors	$ 0.08	$ 0.38

Diluted net income attributable to Artio Global Investors	$ 0.08	$ 0.38

Weighted average shares used to calculate per share information:
Basic	58,193	58,354

Diluted	58,475	58,404

Dividends per basic share declared	$0.06	$0.06

See accompanying notes to unaudited consolidated financial statements.

3  Artio Global Investors Inc. First Quarter 2012 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

(Unaudited)

(in thousands, except per share information)	Class A Common Stock (par value $0.001)	Class B Common Stock (par value $0.001)	Class C Common Stock (par value $0.01)	Additional Paid-in Capital	Accum- ulated (Deficit)	Stock- holders’ Equity	Non- controlling Interests in Holdings	Non- controlling Interests in the Consoli- dated Investment Products	Total Equity
Balance as of January 1, 2011	$ 42	$1	$ 168	$613,065	$(509,629)	$103,647	$1,505	$1,131	$106,283
Net income	—	—	—	—	22,032	22,032	769	135	22,936
Share-based payments:
Directors’ awards	—	—	—	71	—	71	—	—	71
Amortization	—	—	—	4,470	—	4,470	—	—	4,470
Dividend equivalents	—	—	—	119	(119)	—	—	—	—
Capital contributions from non- controlling interests	—	—	—	—	—	—	—	2,375	2,375
Distribution to non- controlling interests	—	—	—	—	—	—	(530)	—	(530)
Cash dividends paid ($0.06 per share)	—	—	—	—	(3,503)	(3,503)	—	—	(3,503)

Balance as of March 31, 2011	$ 42	$ 1	$ 168	$617,725	$(491,219)	$126,717	$1,744	$3,641	$132,102

Balance as of January 1, 2012	$ 58	$ 1	$ —	$629,553	$(466,782)	$162,830	$1,857	$13,581	$178,268
Net income	—	—	—	—	4,600	4,600	190	678	5,468
Share-based payments:
Amortization	—	—	—	4,542	—	4,542	—	—	4,542
Dividend equivalents	—	—	—	215	(215)	—	—	—	—
Capital contributions from non- controlling interests	—	—	—	—	—	—	—	151	151
Distribution to non- controlling interests	—	—	—	—	—	—	(249)	—	(249)
Cash dividends paid ($0.06 per share)	—	—	—	—	(3,497)	(3,497)	—	—	(3,497)

Balance as of March 31, 2012	$58	$ 1	$ —	$634,310	$(465,894)	$168,475	$1,798	$14,410	$184,683

See accompanying notes to unaudited consolidated financial statements.

Artio Global Investors Inc. First Quarter 2012 Form 10-Q  4

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income	$ 5,468	$ 22,936
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	598	629
Deferred compensation	1,905	1,723
Share-based compensation	4,542	4,541
Deferred income taxes	4,905	2,710
Interest accrued on investments and accretion and amortization of premium and discount	—	(268)
Gains on investments and derivatives	(3,241)	(951)
Changes in assets and liabilities:
Purchases by the Consolidated Investment Products and of other seed money investments	(32,300)	(30,279)
Proceeds from sales or maturities by the Consolidated Investment Products and from other seed money investments	18,170	22,285
Fees receivable and accrued fees, net of allowance for doubtful accounts	4,002	2,433
Income taxes receivable	(1,962)	(2,728)
Other assets	(6,783)	(2,041)
Debt of the Consolidated Investment Products	10,622	3,446
Accrued compensation and benefits	(27,436)	(28,282)
Accounts payable and accrued expenses	(585)	(1,515)
Due to broker by the Consolidated Investment Products	9,593	2,481
Accrued income taxes payable	(13)	9,369
Due under tax receivable agreement	(6,981)	(4,966)
Other liabilities	(321)	(247)

Net cash provided by (used in) operating activities	(19,817)	1,276

Cash flows from investing activities:
Purchase of Artio Global funds held for deferred compensation	(4,401)	(7,700)
Proceeds from redemptions of Artio Global funds held for deferred compensation	4,971	5,070
Purchase of fixed assets	(190)	(739)

Net cash provided by (used in) investing activities	380	(3,369)

Cash flows from financing activities:
Repayments of borrowing under term credit facility	(37,500)	(4,500)
Distributions paid to non-controlling interests in Holdings	(249)	(530)
Contributions from non-controlling interests in the Consolidated Investment Products	151	2,375
Cash dividends paid	(3,497)	(3,503)

Net cash used in financing activities	(41,095)	(6,158)

Effect of exchange rates on cash	(1)	(18)

Net decrease in cash	(60,533)	(8,269)
Cash:
Beginning of period	110,252	80,043

End of period	$ 49,719	$ 71,774

Cash paid during period for:
Income taxes, net of refunds	$ 2,392	$ 7,412
Interest expense	310	808

See accompanying notes to unaudited consolidated financial statements.

5  Artio Global Investors Inc. First Quarter 2012 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Background and Basis of Presentation

Artio Global Investors Inc. (“Investors” or the “Company”) and subsidiaries (collectively, “we,” “us” or “our”) comprises Investors and its subsidiaries, including Artio Global Holdings LLC (“Holdings”), an intermediate holding company that owns Artio Global Management LLC (“Investment Adviser”), a registered investment adviser under the Investment Advisers Act of 1940, as amended; Artio Global Institutional Services LLC, which is licensed as a limited-purpose broker-dealer; and certain investment vehicles we consolidate because we have a controlling financial interest in them (the “Consolidated Investment Products”). As of March 31, 2012, Holdings was approximately 98% owned by Investors, 1% owned by Richard Pell, our Chairman, Chief Executive Officer and Chief Investment Officer (“Pell”), and 1% owned by Rudolph-Riad Younes, our Head of International Equity (“Younes,” together with Pell, the “Principals”). The Principals’ interests are reflected in the consolidated financial statements as Non-controlling interests in Holdings. The Consolidated Investment Products have investors whose interests are reflected as Non-controlling interests in the Consolidated Investment Products. In April 2012, the Principals exchanged their interests in Holdings for shares of Investors’ Class A common stock, leaving Holdings as a wholly owned subsidiary (see Note 13. Subsequent Events).

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

Our interim consolidated financial statements are unaudited. Interim results reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results. Revenues and other operating income, Total non-operating income and Net income can vary significantly from quarter to quarter due to the nature of our business activities. The financial results of interim periods may not be indicative of the financial results for the entire year.

As part of the preparation of the interim consolidated financial statements, we performed an evaluation of subsequent events occurring after the Consolidated Statement of Financial Position date of March 31, 2012, through to the date the interim consolidated financial statements were issued.

These statements should be read in conjunction with our consolidated financial statements and related notes as of December 31, 2011, and for the three years then ended, included in our 2011 Annual Report on Form 10-K.

Artio Global Investors Inc. First Quarter 2012 Form 10-Q   6

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 2. Stockholders’ Equity

The table below sets forth the number of shares of Class A, Class B and Class C common stock issued and outstanding as of December 31, 2011, and March 31, 2012.

(in thousands)	Class A Common Stock	Class B Common Stock	Class C Common Stock
As of December 31, 2011	58,051	1,200	—
Restricted stock units vested	226	—	—

As of March 31, 2012(a)	58,277	1,200	—

(a)	The table does not reflect 2.5 million unvested restricted stock units and restricted stock and 2.0 million unvested restricted stock units subject to market- or performance-based conditions awarded to certain employees as of March 31, 2012 (see Note 8. Share-Based Payments). Each restricted stock unit or share of restricted stock represents the right to receive one share of unrestricted Class A common stock upon vesting.

In December 2010, our Board of Directors authorized a share repurchase program of up to 3.0 million shares of our common stock. This authority expires on December 31, 2013. As of March 31, 2012, we may purchase up to an aggregate of 2,226,061 shares of our Class A common stock through December 31, 2013.

Note 3. Consolidated Investment Products

From time to time, we make seed money investments in the investment vehicles we manage. We evaluate these investment vehicles for consolidation. They are consolidated if they are (i) variable interest entities, and we are the primary beneficiary, or (ii) voting rights entities, and we have a controlling financial interest.

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

7  Artio Global Investors Inc. First Quarter 2012 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

A condensed consolidating statement of financial position as of March 31, 2012, including balances attributable to the Consolidated Investment Products, is as follows:

(in thousands)	Before Consolidation (a)	Consolidated Investment Products	Eliminations	Artio Global Investors Inc. and Subsidiaries Consolidated
Assets:
Cash	$ 46,935	$ 2,784	$ —	$ 49,719
Investments, at fair value	14,246	74,528	—	88,774
Investment in the Consolidated Investment Products	41,970		(41,970)	—
Other assets	243,408	9,818	—	253,226

Total assets	$346,559	$87,130	$(41,970)	$391,719

Liabilities and Equity:
Debt	$ —	$14,034	$ —	$ 14,034
Investments sold, not yet purchased by the Consolidated Investment Products, at fair value	—	5,298	—	5,298
Other liabilities	176,286	11,418	—	187,704

Total liabilities	176,286	30,750	—	207,036

Members’ equity		32,015	(32,015)	—
Net asset value		24,365	(24,365)	—
Common stock	59		—	59
Additional paid-in capital	634,310		—	634,310
Accumulated deficit	(465,894)		—	(465,894)

Total stockholders’ equity	168,475	56,380	(56,380)	168,475
Non-controlling interests	1,798		14,410	16,208

Total equity	170,273	56,380	(41,970)	184,683

Total liabilities and equity	$346,559	$87,130	$(41,970)	$391,719

(a)	Represents Artio Global Investors Inc. and subsidiaries with the investment in the Consolidated Investment Products accounted for under the equity method.

Artio Global Investors Inc. First Quarter 2012 Form 10-Q   8

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

A condensed consolidating statement of financial position as of December 31, 2011, including balances attributable to the Consolidated Investment Products, is as follows:

(in thousands)	Before Consolidation (a)	Consolidated Investment Products	Eliminations	Artio Global Investors Inc. and Subsidiaries Consolidated
Assets:
Cash	$ 108,518	$ 1,734	$ —	$ 110,252
Investments, at fair value	13,199	56,522	—	69,721
Investment in the Consolidated Investment Products	40,088	—	(40,088)	—
Other assets	250,075	3,721	—	253,796

Total assets	$ 411,880	$61,977	$(40,088)	$ 433,769

Liabilities and Equity:
Debt	$ 37,500	$ 3,412	$ —	$ 40,912
Investments sold, not yet purchased by the Consolidated Investment Products, at fair value	—	3,048	—	3,048
Other liabilities	209,693	1,848	—	211,541

Total liabilities	247,193	8,308	—	255,501

Members’ equity		30,567	(30,567)	—
Net asset value		23,102	(23,102)	—
Common stock	59		—	59
Additional paid-in capital	629,553		—	629,553
Accumulated deficit	(466,782)		—	(466,782)

Total stockholders’ equity	162,830	53,669	(53,669)	162,830
Non-controlling interests	1,857		13,581	15,438

Total equity	164,687	53,669	(40,088)	178,268

Total liabilities and equity	$ 411,880	$61,977	$(40,088)	$ 433,769

(a)	Represents Artio Global Investors Inc. and subsidiaries with the investment in the Consolidated Investment Products accounted for under the equity method.

9  Artio Global Investors Inc. First Quarter 2012 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

A condensed consolidating statement of operations for the three months ended March 31, 2012 and 2011, including amounts attributable to the Consolidated Investment Products, is as follows:

(in thousands)	Before Consolidation (a)	Consolidated Investment Products	Eliminations	Artio Global Investors Inc. and Subsidiaries Consolidated
For the three months ended March 31, 2012:
Total revenues and other operating income	$43,904	$ —	$ 26	$43,930
Total expenses	35,696	—	—	35,696

Operating income before income tax expense	8,208	—	26	8,234
Non-operating income (loss):
Equity in earnings of the Consolidated Investment Products	1,883		(1,883)	—
Other	21	2,561	(26)	2,556

Total non operating income (loss)	1,904	2,561	(1,909)	2,556

Income before income tax expense	10,112	2,561	(1,883)	10,790
Income taxes	5,322	—	—	5,322

Net income	4,790	2,561	(1,883)	5,468
Net income attributable to non-controlling interests	190	—	678	868

Net income, excluding non-controlling interests	$ 4,600	$2,561	$(2,561)	$4,600

For the three months ended March 31, 2011:
Total revenues and other operating income	$82,168	$ —	$ 9	$82,177
Total expenses	43,055	—	—	43,055

Operating income before income tax expense	39,113	—	9	39,122
Non-operating income (loss):
Equity in earnings of the Consolidated Investment Products	783	—	(783)	—
Other	(344)	918	(9)	565

Total non operating income (loss)	439	918	(792)	565

Income before income tax expense	39,552	918	(783)	39,687
Income taxes	16,751	—	—	16,751

Net income	22,801	918	(783)	22,936
Net income attributable to non-controlling interests	769	—	135	904

Net income, excluding non-controlling interests	$22,032	$918	$(918)	$22,032

(a)	Represents Artio Global Investors Inc. and subsidiaries with the investment in the Consolidated Investment Products accounted for under the equity method.

Artio Global Investors Inc. First Quarter 2012 Form 10-Q   10

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 4. Related Party Activities

We engage in transactions with various related parties, including affiliates of our former sole stockholder, GAM Holding AG (“GAM”), a Swiss corporation.

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

	Three Months Ended March 31,
(in thousands)	2012	2011
Funds’ investment management fees	$24,837	$46,470
Sub-advisory investment management fees on GAM-sponsored funds	367	641

Fees receivable related to investment management fees are included in Fees receivable and accrued fees, net of allowance for doubtful accounts in the Consolidated Statement of Financial Position as follows:

	As of
(in thousands)	March 31, 2012	December 31, 2011
Funds’ investment management fees	$8,138	$8,919
Sub-advisory investment management fees on GAM-sponsored funds	412	397

Tax Receivable Agreement

We have a tax receivable agreement that requires us to share certain tax benefits with our Principals.

During the three months ended March 31, 2012, we made an aggregate payment of approximately $7.0 million to the Principals pursuant to this agreement towards the liability relating to the 2011 tax returns.

Other Related Party Transactions

Investors sponsors the non-contributory qualified defined contribution retirement plan (which covers most employees) and the supplemental non-qualified defined contribution plan, and manages the assets of those plans at no cost to the plans.

11  Artio Global Investors Inc. First Quarter 2012 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 5. Investments, at Fair Value and Investments Sold, Not Yet Purchased by the Consolidated Investment Products, at Fair Value

In 2012, one of our consolidated investment vehicles entered into a total return swap with an external counterparty. We account for the swap as a financing transaction. Accordingly, the investments subject to the swap are included in Investments owned by the Consolidated Investment Products, and other seed money investments and the cash collateral we received under the terms of the swap is included as a collateralized loan in Debt: The Consolidated Investment Products in the Consolidated Statement of Financial Position.

Investments, at fair value, as of March 31, 2012, and December 31, 2011, consist of the following:

	As of
(in thousands)	March 31, 2012	December 31, 2011
Artio Global funds held for deferred compensation:
Artio Global funds	$10,801	$10,211

Total Artio Global funds held for deferred compensation	$10,801	$10,211

Investments owned by the Consolidated Investment Products, and other seed money investments:
Investments owned by the Consolidated Investment Products:
Equity securities	$ 3,141	$ 1,979
Fixed income investments:
Corporate bonds	17,667	23,205
Government and organization debt	17,867	14,207
Term loans(a)	31,612	13,961
Warrants	159	111
Resell agreements	4,082	3,059

Total investments owned by the Consolidated Investment Products	74,528	56,522

Other seed money investments:
Equity fund	2,066	1,822
Equity securities	1,379	1,166

Total other seed money investments	3,445	2,988

Total investments owned by the Consolidated Investment Products, and other seed money investments	$77,973	$59,510

Investments sold, not yet purchased by the Consolidated Investment Products:
Corporate bonds	$(5,298)	$(3,048)

Total investments sold, not yet purchased by the Consolidated Investment Products	$(5,298)	$(3,048)

(a)	Includes $27.9 million of investments, of which $9.1million are unsettled, that are held by a counterparty to a total return swap. The counterparty to the swap is not obligated to hold the investments and may dispose of them. In determining the fair values of the assets subject to the swap, we consider the creditworthiness of the counterparty to the swap. The collateralized loan associated with the swap outstanding as of March 31, 2012, was $11.6 million and is included in Debt: The Consolidated Investment Products.

Artio Global Investors Inc. First Quarter 2012 Form 10-Q   12

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Net gains (losses) for the three months ended March 31, 2012 and 2011, are as follows:

	Three Months Ended March 31,
(in thousands)	2012	2011
Net gains on Artio Global funds held for deferred compensation	$ 1,160	$ 419
Less: Net gains on redeemed Artio Global funds held for deferred compensation	553	829

Unrealized gains (losses) on Artio Global funds held for deferred compensation	$ 607	$(410)

Net gains (losses) – the Consolidated Investment Products and other seed money investments:
Net gains on investments of the Consolidated Investment Products	$ 1,615	$ 351
Less: Net gains (losses) on investments of the Consolidated Investment Products sold or matured	(1,148)	582

Unrealized gains (losses) on investments of the Consolidated Investment Products	$ 2,763	$(231)

Net gains on other seed money investments	$ 466	$ 181
Less: Net gains on other seed money investments sold, matured or redeemed	15	122

Unrealized gains on other seed money investments	$ 451	$ 59

Total net gains – the Consolidated Investment Products and other seed money investments	$ 2,081	$ 532
Less: Total net gains (losses) on the Consolidated Investment Products and other seed money investments sold, matured or redeemed	(1,133)	704

Total unrealized gains (losses) on the Consolidated Investment Products and other seed money investments	$ 3,214	$(172)

The Consolidated Investment Products’ investment income, including income from derivative contracts, is recorded in Non-operating income (loss): The Consolidated Investment Products and other seed money investments: Net gains in the Consolidated Statement of Operations and is derived from the following investment categories:

	Three Months Ended March 31,
(in thousands)	2012	2011
Equity securities	$ 198	$ 94
Fixed income investments:
Corporate bonds	895	405
Government and organization debt	908	—
Term loans	420	23
Warrants	47	—
Credit default swaps	(521)	(148)
Foreign exchange contracts	(136)	(20)
Options	(190)	(1)
Other	(6)	(2)

Total net gains – the Consolidated Investment Products	$1,615	$ 351

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

13  Artio Global Investors Inc. First Quarter 2012 Form 10-Q

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

Our investments as of March 31, 2012, are valued using prices as follows:

(in thousands)	Total	Level 1 Quoted Prices	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs
Artio Global funds held for deferred compensation:
Artio Global funds	$10,801	$10,801	$—	$ —

Total Artio Global funds held for deferred compensation	$10,801	$10,801	$—	$ —

Investments owned by the Consolidated Investment Products, and other seed money investments:
Investments owned by the Consolidated Investment Products:
Equity securities	$ 3,141	$ 2,326	$779	$ 36
Fixed income investments:
Corporate bonds	17,667	—	17,631	36
Government and organization debt	17,867	—	17,867	—
Term loans	31,612	—	29,710	1,902
Warrants	159	159	—	—
Repurchase agreements	4,082	—	4,082	—

Total investments owned by the Consolidated Investment Products	74,528	2,485	70,069	1,974

Other seed money investments:
Equity fund	2,066	2,066	—	—
Equity securities	1,379	1,379	—	—

Total other seed money investments	3,445	3,445	—	—

Total investments owned by the Consolidated Investment Products, and other seed money investments	$77,973	$ 5,930	$70,069	$1,974

Investments sold, not yet purchased by the Consolidated Investment Products:
Fixed income investments:
Corporate bonds	$ (5,298)	$ —	$(5,298)	$ —

Total investments sold, not yet purchased by the Consolidated Investment Products	$ (5,298)	$ —	$(5,298)	$ —

Artio Global Investors Inc. First Quarter 2012 Form 10-Q   14

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Our investments as of December 31, 2011, are valued using prices as follows:

(in thousands)	Total	Level 1 Quoted Prices	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs
Artio Global funds held for deferred compensation:
Artio Global funds	$10,211	$10,211	$ —	$ —

Total Artio Global funds held for deferred compensation	$10,211	$10,211	$ —	$ —

Investments owned by the Consolidated Investment Products, and other seed money investments:
Investments owned by the Consolidated Investment Products:
Equity securities	$ 1,979	$ 1,927	$ —	$ 52
Fixed income investments:
Corporate bonds	23,205	279	22,513	413
Government and organization debt	14,207	—	14,207	—
Term loans	13,961	—	13,014	947
Warrants	111	111	—	—
Resell agreements	3,059	—	3,059	—

Total investments owned by the Consolidated Investment Products	56,522	2,317	52,793	1,412

Other seed money investments:
Equity fund	1,822	1,822	—	—
Equity securities	1,166	1,166	—	—

Total other seed money investments	2,988	2,988	—	—

Total investments owned by the Consolidated Investment Products, and other seed money investments	$59,510	$ 5,305	$52,793	$1,412

Investments sold, not yet purchased by the Consolidated Investment Products:
Corporate bonds	$ (3,048)	$ (810)	$ (2,238)	$ —

Total investments sold, not yet purchased by the Consolidated Investment Products	$ (3,048)	$ (810)	$ (2,238)	$ —

Derivative contracts, which are included in Other assets and Other liabilities in the Consolidated Statement of Financial Position, are valued using Level 2 inputs.

There were no transfers between Level 1 and Level 2 securities.

15  Artio Global Investors Inc. First Quarter 2012 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Significant changes during the three months ended March 31, 2012 and 2011, in Level 3 securities are as follows:

	As of
(in thousands)	March 31, 2012	March 31, 2011
Equity securities owned by the Consolidated Investment Products:
Beginning of period	$ 52	$146
Net gains (losses) during the period	(16)	9

End of period	$ 36	$155

Equity securities – total gains (losses) for the period attributable to the change in unrealized gains or losses relating to assets still held as of end of period	$ (39)	$ 9

Corporate bonds owned by the Consolidated Investment Products:
Beginning of period	$ 413
Transfers to Level 2	(159)
Net losses during the period	(218)

End of period	$ 36

Corporate bonds – total losses for the period attributable to the change in unrealized gains or losses relating to assets still held as of end of period	$ (5)

Term loans owned by the Consolidated Investment Products:
Beginning of period	$ 947	$955
Purchases	1,919	571
Sales	(966)	(758)
Transfers to level 2	—	(118)
Net gains (losses) during the period	2	(17)

End of period	$1,902	$633

Term loans – total gains (losses) for the period attributable to the change in unrealized gains or losses relating to assets still held as of end of period	$ (15)	$ 6

During the three months ended March 31, 2012, $0.2 million in corporate bonds were transferred from Level 3 to Level 2, and during the three months ended March 31, 2011, $0.1 million in term loans were transferred from Level 3 to Level 2, due to the availability of an additional external observable pricing source.

Unrealized gains are included in Non-operating income (loss): The Consolidated Investment Products and other seed money investments: Net gains in the Consolidated Statement of Operations.

Artio Global Investors Inc. First Quarter 2012 Form 10-Q   16

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Valuation techniques and inputs used in the fair value measurement of Level 3 securities are as follows:

(in millions)	Fair Value as of 3/31/12	Valuation Technique	Unobservable Input	Range (Weighted Average)
Equity securities	$36	Market adjusted last available trade(a)	Market adjustments	N/A

Corporate bonds	36	Internal model(b)	Stock price correlation	Correlation range of 80% to 120%

Term loans	1,902	Yield analysis(c)	Market yield	N/A

N/A – Not applicable

(a)	Valuation provided by a third party, based upon last available price for the security and compared with market price movements observed for comparable companies.
(b)	The corporate bond no longer has an active market. Fair value is estimated based upon the last available price, adjusted for subsequent changes in the associated company’s stock and assuming 100% correlation. A 10% increase or decrease in the value of the associated company’s stock would result in a 10% increase or decrease in the estimated fair value of the corporate bond. During the first quarter of 2012, the associated company’s stock price increased approximately 20%.
(c)	Valuation provided by a pricing service based upon an indicative quote from one broker. Market yields used are based upon comparable loans with observable market trades.

Note 6. Derivative Contracts

The Consolidated Investment Products employ credit default swaps, foreign exchange contracts, options and futures contracts as part of their trading strategies and are accounted for as trading products.

	Notional/Nominal Amount as of		Average Notional/Nominal Amount Outstanding For the Three Months Ending
(in thousands)	March 31, 2012	December 31, 2011	March 31, 2012	March 31, 2011
Credit default swaps	$16,660	$14,450	$15,187	$5,033
Foreign exchange contracts	12,526	27,250	16,486	8,511
Option contracts	2,666	5,957	6,120	—

Fair value of derivative contracts as of March 31, 2012, and December 31, 2011, is as follows:

	Assets		Liabilities
(in thousands)	Statement of Financial Position Location	Fair Value	Statement of Financial Position Location	Fair Value
As of March 31, 2012:
Credit default swaps	Other assets	$627
Foreign exchange contracts	Other assets	2	Other liabilities	$70
Option contracts	Other assets	17

As of December 31, 2011:
Credit default swaps	Other assets	$993
Foreign exchange contracts	Other assets	272	Other liabilities	$80
Option contracts	Other assets	93

17  Artio Global Investors Inc. First Quarter 2012 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Please see Note 5. Investments, at Fair Value and Investments Sold, Not Yet Purchased by the Consolidated Investment Products, at Fair Value for income from derivative contracts that is included in investment income by investment categories.

Note 7. Debt

Credit Facilities

On March 29, 2012, Holdings prepaid the outstanding balance of $37.5 million borrowed under a $60.0 million term credit facility and terminated both the term credit facility and a $100.0 million revolving credit facility. Both the term credit facility and the revolving credit facility would have matured in October 2012.

Consolidated Investment Products

Certain Consolidated Investment Products employ leverage to finance their investments. The leverage takes the form of a prime brokerage arrangement or is provided by a total return swap on selected assets. Interest on the prime brokerage arrangement is payable at the Fed Funds rate plus a range of 40 to 125 basis points; and interest under the total return swap includes an implicit interest rate based on LIBOR plus a range of 115 to 125 basis points with a maximum portfolio book value of $100.0 million. The designated maturity of the total return swap is monthly and has a scheduled ramp-down after 18 months. Both borrowing arrangements are collateralized by investments held by the borrowing entity. In the case of the total return swap, the counterparty to the swap is not obligated to retain the collateral. Accordingly, our pricing procedures consider the effect of counterparty risk when assigning fair values to our investments.

Note 8. Share-Based Payments

Activity under the Artio Global Investors Inc. 2009 Stock Incentive Plan (the “Plan”) was as follows:

Units/Shares
Available for grant at inception	9,700,000
Restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) granted, including dividend equivalents	(5,938,708)
Fully-vested restricted stock granted to independent directors	(43,867)
RSUs forfeited, including dividend equivalents	238,851

Available for grant as of March 31, 2012	3,956,276

Certain of the RSUs we have granted have only service conditions, while others have performance or market conditions.

Artio Global Investors Inc. First Quarter 2012 Form 10-Q   18

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Awards Having Only Service Conditions

	Weighted- Average Grant Date Fair Value	Number of RSUs and RSAs	RSU and RSA Dividend Equivalents
Granted and unvested as of December 31, 2011	$22.02	1,822,079	66,562
Grants:
RSUs and RSAs	4.42	875,143
Dividend equivalents			30,708
Vesting:
RSUs	17.63	(219,296)
Dividend equivalents			(6,594)
Forfeitures:
RSUs	22.87	(33,928)
Dividend equivalents			(1,541)

Granted and unvested as of March 31, 2012	16.94	2,443,998	89,135

Granted and unvested as of December 31, 2010	$25.70	1,856,997	27,225
Grants:
RSUs	14.81	450,976
Dividend equivalents			8,789
Vesting:
RSUs	23.58	(70,974)
Dividend equivalents			(1,044)
Forfeitures:
RSUs	25.48	(3,029)
Dividend equivalents			(57)

Granted and unvested as of March 31, 2011	19.45	2,233,970	34,913

Compensation expense related to awards with only service conditions is recognized using a straight-line method over the requisite service period (generally a three- or five-year period from the date of the grant for the entire award), unless an award meets retirement eligibility requirements. Compensation expense related to the amortization of RSU and RSA grants is included in Employee compensation and benefits in the Consolidated Statement of Operations and was $3.5 million for the three months ended March 31, 2012 and 2011.

Awards Having Performance or Market Conditions

Awards issued pursuant to the long-term incentive program (the “LTIP”) are in the form of RSUs and granted pursuant to the overall Plan. The LTIP awards are subject to either performance- or market-based conditions. The conditions of the performance-based awards correspond with the responsibilities of the recipients and are linked to either investment performance or sales targets, while the condition associated with the market-based awards relates to increasing the price/earnings multiple of our Class A common stock as compared to our peer group. The LTIP awards have three-year cliff vesting. The fair value of the awards with performance conditions is based on the probable outcome of the performance target and is amortized over the vesting period. In some cases, performance targets may be set on an annual basis and communicated to employees after the initial grant date. In such cases, grant date (for purposes of determining fair value and commencement of amortization) is when the performance targets are set and communicated. The assumptions used to derive the fair value of the performance-based awards are reviewed by management on a quarterly basis. Changes to the fair value of such awards are reflected in Employee compensation and benefits in the Consolidated Statement of Operations. The fair value of the awards with market conditions was determined at the initial grant date and is being amortized over the three-year vesting period. The entire expense will be recognized unless the service condition is not met.

19  Artio Global Investors Inc. First Quarter 2012 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	Weighted-Average Grant Date Fair Value(a)	Number of LTIP RSUs	LTIP RSU Dividend Equivalents
LTIP RSUs as of December 31, 2011		1,938,363	48,879
Forfeitures:
RSUs	$14.81	(49,883)
Dividend equivalents			(1,888)
Dividend equivalents			24,097

LTIP RSUs as of March 31, 2012(b)		1,888,480	71,088

LTIP RSUs as of December 31, 2010		—	—
Grants:
LTIP RSUs	$14.81	1,863,772
Awarded LTIP RSUs with a future grant date		178,695
Dividend equivalents			7,932

LTIP RSUs as of March 31, 2011		2,042,467	7,932

(a)	Weighted-average grant date fair value for grants is based on the closing price on the grant date. Market-based grants do not use the weighted-average grant date fair value to calculate amortization expense, but a fair value using a Monte Carlo pricing model. The model requires management to develop estimates regarding certain input variables. If we used different methods to estimate our variables for the Monte Carlo model, or if we used a different type of pricing model, the fair value of our grants might differ.
(b)	Includes 73,462 awarded LTIP RSUs for which performance targets have not yet been set, as they are set on an annual basis.

Compensation expense related to the LTIP RSU grants is included in Employee compensation and benefits in the Consolidated Statement of Operations and was $1.0 million for the three months ended March 31, 2012 and 2011.

Note 9. Income Taxes

A summary of the provisions for income taxes is as follows:

	Three Months Ended March 31,
(in thousands)	2012	2011
Current:
Federal	$ 154	$10,746
State and local	263	3,295

Total	417	14,041

Deferred:
Federal	3,898	1,672
State and local	1,007	1,038

Total	4,905	2,710

Income tax expense	$5,322	$16,751

Tax years 2008 to the present are open for examination by Federal, state and local tax authorities. We are currently under examination by New York State tax authorities for the years 2006 through 2008 and by New York City tax authorities for Investment Adviser for the years 2006 and 2007. There are waivers extending our New York State 2006 and 2007 tax years to September 2012 and our New York City 2006 and 2007 tax years to December 2012.

Artio Global Investors Inc. First Quarter 2012 Form 10-Q   20

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

A reconciliation between the Federal statutory tax rate of 35% and the effective tax rates is as follows:

	Three Months Ended March 31,
(in percentages)	2012	2011
Federal statutory rate	35%	35%
State and local, net of Federal benefit, and other	5	6
Non-controlling interests	(3)	(1)
Permanent differences:
Vesting of RSUs	10	1
Other	2	1

Total	49%	42%

Our deferred tax asset includes $3.6 million related to amortization of RSU awards granted at prices between $4.42 and $26.25 per share, which vest from September 2012 to February 2015.

The actual benefit received upon vesting will be based on our stock price on the date the awards vest, which typically occurs in February and September of each year. Deferred tax assets of $1.2 million during the first quarter of 2012 and $0.2 million during the first quarter of 2011 were written off due to the vesting of RSU awards at a price less than their grant-date price.

Note 10. Earnings Per Share (“EPS”)

Basic and diluted EPS were calculated using the following:

	Three Months Ended March 31,
(in thousands)	2012	2011
Net income attributable to Artio Global Investors – Basic	$4,600	$22,032

Net income attributable to non-controlling interests(a)	—	—
Income tax related to non-controlling interests(a)	—	—

Net income - Diluted	$4,600	$22,032

Weighted average shares for basic EPS	58,193	58,354
Dilutive potential shares from exchange of New Class A Units by the Principals(a)	—	—
Dilutive potential shares from grants of RSUs(b)	282	50

Weighted average shares for diluted EPS	58,475	58,404

(a)	The potential impact of the exchange of non-voting Class A member interests in Holdings (“New Class A Units”) by the Principals, and cancelation of corresponding shares of Class B common stock, for Class A common stock of 1.2 million weighted average shares for the three months ended March 31, 2012 and 2011, was antidilutive.
(b)	The potential impact of an additional 1.9 million granted RSUs and RSAs for the three months ended March 31, 2012, and an additional 2.1 million granted RSUs for the three months ended March 31, 2011, was antidilutive.

On April 23, 2012, our Board of Directors declared a dividend of $0.02 per share to be paid on May 23, 2012, to holders of record of our Class A common stock as of the close of business on May 9, 2012. To provide funding for the dividend payable to the holders of record of our Class A common stock, a distribution by Holdings of $0.02 per New Class A Unit will be paid to all members of Holdings.

Note 11. Commitments and Contingencies

There are no claims against us that are considered probable or reasonably possible of having a material effect on our financial position, results of operations or cash flows.

Although we may not have an explicit legal obligation to do so, we have, at our discretion, reimbursed client accounts for certain operational losses incurred.

21  Artio Global Investors Inc. First Quarter 2012 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 12. Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) to ASC 820, Fair Value Measurement, which clarifies the FASB’s intent about the application of existing fair value measurement and disclosure requirements. We have included the expanded disclosures requirements, when applicable, in Note 5. Investments, at Fair Value and Investments Sold, Not Yet Purchased by the Consolidated Investment Products, at Fair Value.

Note 13. Subsequent Events

On April 24, 2012, the Principals each exchanged their remaining 600,000 New Class A Units for 600,000 shares of Investors’ Class A common stock. At the time of the exchanges, an equivalent number of shares of Class B common stock were surrendered by the Principals and canceled.

On April 26, 2012, we filed a shelf registration statement relating to 16,755,844 shares of Investors’ Class A common stock held by our former parent, GAM Holdings AG, a Swiss holding company, and 1,200,000 shares of Investors’ Class A common stock held by the Principals, as required by the registration rights agreement that we entered into in connection with our IPO in 2009.

Artio Global Investors Inc. First Quarter 2012 Form 10-Q   22

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Introduction

Artio Global Investors Inc. (“Investors” or the “Company”) and subsidiaries (collectively, “we,” “us” or “our”) comprises Investors and its subsidiaries, including Artio Global Holdings LLC (“Holdings”), an intermediate holding company that owns Artio Global Management LLC (“Investment Adviser”), a registered investment adviser under the Investment Advisers Act of 1940, as amended; Artio Global Institutional Services LLC, which is licensed as a limited-purpose broker-dealer; and certain investment vehicles we consolidate because we have a controlling financial interest in them (the “Consolidated Investment Products”). As of March 31, 2012, Holdings was approximately 98% owned by Investors, 1% owned by Richard Pell, our Chairman, Chief Executive Officer and Chief Investment Officer (“Pell”), and 1% owned by Rudolph-Riad Younes, our Head of International Equity (“Younes,” together with Pell, the “Principals”). The Principals’ interests are reflected in the consolidated financial statements as Non-controlling interests in Holdings. The Consolidated Investment Products have investors whose interests are reflected as Non-controlling interests in the Consolidated Investment Products. In April 2012, the Principals exchanged their interests in Holdings for shares of Investors’ Class A common stock, leaving Holdings as a wholly owned subsidiary (see Notes to Consolidated Financial Statements, Note 13. Subsequent Events).

Our MD&A is provided in addition to the accompanying consolidated financial statements and footnotes to assist readers in understanding our results of operations and liquidity and capital resources. The MD&A is organized as follows:

•	General Overview. Beginning on page 24, we provide a summary of our overall business and the economic environment.

•	Key Performance Indicators. Beginning on page 25, we discuss the operating and financial indicators that guide management’s review of our performance.

•

Assets Under Management. Beginning on page 27, we provide a detailed discussion of our assets under management (“AuM”), which is a major driver of our operating revenues and key performance indicators.

•	Revenues and Other Operating Income. Beginning on page 32, we compare our revenue and other operating income to the corresponding period a year ago.

•	Operating Expenses. Beginning on page 32, we compare our operating expenses to the corresponding period a year ago.

•	Non-operating Income (Loss). Beginning on page 33, we compare our non-operating income (loss) to the corresponding period a year ago.

•	Income Taxes. Beginning on page 33, we compare our effective tax rates to the corresponding period a year ago.

•

Liquidity and Capital Resources. Beginning on page 34, we discuss our working capital as of March 31, 2012, and December 31, 2011, and cash flows for the first three months of 2012 and 2011. Also included is a discussion of the financial capacity available to help fund our future activities.

•	New Accounting Standards. Beginning on page 36, we discuss new accounting pronouncements that may apply to us.

•

Cautionary Note Regarding Forward-Looking Statements. Beginning on page 36, we describe the risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements set forth in this Form 10-Q relating to our financial results, operations, business plans and prospects. Such forward-looking statements are based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances.

23  Artio Global Investors Inc. First Quarter 2012 Form 10-Q

General Overview

Business

We are an asset management company that provides investment management services to institutional and mutual fund clients. We manage and advise proprietary (mutual) funds; commingled institutional investment vehicles; institutional separate accounts; sub-advisory accounts; and a hedge fund. While our operations and clients are primarily U.S.-based, a substantial portion of our AuM is invested outside of the U.S. Historically, our distribution activities were primarily focused within North America. In 2011, we opened offices in London, England, to expand our distribution activities to Europe and the Middle East, and in Sydney, Australia, to expand our distribution activities in Australia, New Zealand and parts of Asia. Our revenues are primarily billed in U.S. dollars and are calculated based on the U.S. dollar value of the investment assets we manage for clients. Our managed portfolios have exposures to currencies other than the U.S. dollar, which can affect our revenues. As of March 31, 2012, 55% of our AuM were exposed to currencies other than the U.S. dollar. Consequently, changes in foreign currency exchange rates will affect our revenues. Our expenses are primarily billed and paid in U.S. dollars and not significantly impacted by foreign currency exchange rates, although our shareholder servicing expenses are driven by average daily market value of proprietary fund AuM and therefore, indirectly impacted by foreign currency exchange rates.

For select new product initiatives, we invest in the related investment vehicles in order to provide critical mass. We refer to these investments as “seed money investments.” Income from seed money investments is included in non-operating income. This income is, by nature, variable. Since the third quarter of 2010 through March 31, 2012, we have made aggregate seed money investments of $44 million.

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

In response to more encouraging economic data from the U.S., equity markets around the world rallied in the first quarter of 2012. Volatility levels also declined, providing a much improved backdrop for investors than witnessed over the past year. High yield bonds also provided solid returns amid a more “risk on” environment while investment grade bonds had a lackluster quarter.

This period of relative market calm is likely to be tested as the rest of the year unfolds. Ahead is the U.S. Presidential election, a pending decision on healthcare by the U.S. Supreme Court, the European Central Bank balancing the sovereign debt crisis with potential inflationary threats, and the Federal Reserve dampening expectations for additional monetary stimulus. These important factors will likely play an important role in shaping investor sentiment in the months ahead.

Overall, equity markets trended upwards during the first quarter of 2012. Our International Equity strategies, which comprise 56% of our total AuM as of March 31, 2012, are measured against the MSCI AC World ex USA Index, which increased 11.2% during the first quarter of 2012.

Artio Global Investors Inc. First Quarter 2012 Form 10-Q   24

Key Performance Indicators

Our management reviews our performance on a monthly basis, focusing on the indicators described below.

	Three Months Ended March 31,
(in millions, except basis points, percentages and per share amounts)	2012	2011
Operating indicators
AuM at end of period	$26,645	$51,328
Average AuM for period(a)	28,551	52,659
Net client cash flows	(5,995)	(3,230)
Market appreciation	2,281	1,151

Financial indicators
Investment management fees	43	82
Effective fee rate (basis points)(b)	60.3	63.0
Adjusted operating income(c)	11	42
Adjusted operating margin(d)	24.5%	50.8%
Adjusted EBITDA(c)	14	44
Adjusted EBITDA margin(d)	31.0%	53.9%
Adjusted compensation ratio(c)(e)	45.3%	30.9%
Adjusted net income attributable to Artio Global Investors(c)	6	24
Diluted earnings per share	$ 0.08	$ 0.38
Adjusted diluted earnings per share(f)	$ 0.11	$ 0.41

(a)	Average AuM for a period is computed on the beginning-of-first-month balance and all end-of-month balances within the period.
(b)	The effective fee rate is computed by dividing annualized investment management fees (normalized for the number of days in the period) by average AuM for the period.
(c)	See the “Adjusted Performance Measures” section of this MD&A for reconciliations of Employee compensation and benefits to Adjusted compensation; Operating income before income tax expense to Adjusted operating income; Net income to adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”); and Net income attributable to Artio Global Investors to Adjusted net income attributable to Artio Global Investors.
(d)	Adjusted operating and Adjusted EBITDA margins are calculated by dividing Adjusted operating income and Adjusted EBITDA by Total revenues and other operating income.
(e)	Calculated as Adjusted compensation(c) divided by Total revenues and other operating income.
(f)	Adjusted diluted earnings per share is calculated by dividing Adjusted net income attributable to Artio Global Investors by Adjusted weighted average diluted shares (see the “Adjusted Performance Measures” section of this MD&A).

Operating Indicators

Our revenues are driven by the amount and composition of our AuM, as well as by our fee structure. As a result, management closely monitors our AuM. We believe average AuM is more useful than quarter-end AuM in analyzing performance during a period, as most of our fees are calculated based on daily or monthly AuM, rather than quarter-end balances of AuM.

Net client cash flows represent purchases by new or existing clients, less redemptions. Our net client cash flows are driven by the performance of our investment strategies relative to their respective benchmark and/or peers, absolute levels of performance, competitiveness of our fee rates, the success of our marketing and client service efforts, as well as clients’ appetite for risk and the state of equity and fixed income markets overall. Net client cash outflows were $6.0 billion in the three months ended March 31, 2012, and $3.2 billion in the three months ended March 31, 2011. In our view, this reflects a variety of contributing factors, with underperformance in our International Equity strategies during 2009 through 2011 being the primary factor driving net client cash outflows.

Net client outflows for the first quarter of 2012 were partially offset by market appreciation of $2.3 billion, of which the International Equity strategies represented $1.8 billion.

25  Artio Global Investors Inc. First Quarter 2012 Form 10-Q

Financial Indicators

Management reviews certain financial ratios to monitor progress with internal forecasts, monitor our business drivers and compare our firm with others in the asset management industry. The effective fee rate represents the amount of investment management fees we earn divided by the average dollar value of AuM we manage. This information can be used as an indicator of the contribution of our products to revenues. Adjusted operating and Adjusted EBITDA margins are important indicators of our profitability and the efficiency of our business model. (See the “Adjusted Performance Measures” section of this MD&A for a discussion of financial indicators not prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”).) Other ratios shown in the table on page 25 allow us to review expenses in comparison with our revenues.

Investment management fees are earned from managing clients’ assets and fluctuate based on the total value of AuM, composition of AuM among our investment vehicles and among our investment strategies, and changes in the investment management fee rates on our products. Fees from our International Equity strategies are our primary revenue source and as a percentage of Investment management fees were approximately 74% in the first quarter of 2012 and 86% in the first quarter of 2011. The decrease in revenue percentage from our International Equity strategies primarily reflects net client cash outflows in 2011 and the first quarter of 2012.

Our effective fee rate of 60.3 basis points has declined in recent quarters due primarily to a greater proportion of fixed income assets, which typically have average fee rates lower than our equity strategies, within our overall average AuM.

Our Adjusted operating and Adjusted EBITDA margins in the first quarter of 2012 decreased compared to the first quarter of 2011, as revenues declined faster than expenses. We expect our margins to be under pressure throughout 2012, given the significant decline in AuM.

Adjusted Performance Measures

Certain of our financial indicators are adjusted versions of balances in our consolidated financial statements and are not prepared in conformity with GAAP. We believe these adjusted financial indicators are meaningful as they are more representative of our ongoing expense base than their GAAP counterparts. We exclude the amortization expense associated with equity awards granted to employees at the time of our initial public offering (“IPO”) in 2009, severance costs associated with our staff reduction program initiated in 2011 and the accelerated amortization of debt expense associated with the termination of our revolving credit facility in the first quarter of 2012. We also present Adjusted net income attributable to Artio Global Investors per diluted share, which assumes the full exchange of our Principals’ non-controlling interests for Class A common stock at the beginning of each period presented. (This adjustment does not conform with GAAP, for those periods in which the shares are antidilutive. In such periods, the adjustment has the effect of increasing earnings per share.) These adjustments are reflected in Adjusted operating income, Adjusted operating margin, Adjusted compensation ratio, Adjusted net income attributable to Artio Global Investors, Adjusted EBITDA, Adjusted EBITDA margin and Adjusted diluted earnings per share. Adjusted EBITDA and Adjusted EBITDA margin also exclude non-operating income. We have adjusted Income taxes to reflect the appropriate effective tax rate for each period after taking into consideration these non-GAAP adjustments.

Artio Global Investors Inc. First Quarter 2012 Form 10-Q   26

The following table reconciles Employee compensation and benefits to Adjusted compensation, Operating income before income tax expense to Adjusted operating income, Net income to Adjusted EBITDA, and Net income attributable to Artio Global Investors to Adjusted net income attributable to Artio Global Investors.

	Three Months Ended March 31,
(in thousands)	2012	2011
Employee compensation and benefits	$22,334	$28,018
Less compensation adjustments:
Staff reduction costs	213	—
Amortization expense of IPO-related restricted stock unit grants	2,209	2,624

Total compensation adjustments	2,422	2,624

Adjusted compensation	$19,912	$25,394

Operating income before income tax expense	$ 8,234	$39,122
Add: total compensation adjustments	2,422	2,624
Add: write-off of unamortized debt issuance costs	122	—

Adjusted operating income	$10,778	$41,746

Net income	$ 5,468	$22,936
Less: interest income	(934)	(567)
Add: interest expense	435	526
Add: income taxes	5,322	16,751
Add: depreciation and amortization	5,066	5,170

EBITDA	15,357	44,816
Less: other non-operating (income) loss(a)	(2,057)	(524)
Add: Compensation adjustments, excluding amortization	213	—
Add: write off of unamortized debt issuance costs	122	—

Adjusted EBITDA	$13,635	$44,292

Net income attributable to Artio Global Investors	$ 4,600	$22,032
Add: total compensation adjustments	2,422	2,624
Add: write-off of unamortized debt issuance costs	122	—
Add: Non-operating income related to unamortized debt issuance costs	71	—
Add: Non-controlling interests in Holdings	190	769
Tax impact of adjustments	(944)	(1,245)

Adjusted net income attributable to Artio Global Investors	$ 6,461	$24,180

Weighted average diluted shares	58,475	58,404
Adjusted weighted average diluted shares(b)	59,675	59,604

(a)	Other non-operating income (loss) represents primarily gains and losses on investments of the Consolidated Investment Products.
(b)	Adjusted weighted average diluted shares assumes that the Principals had exchanged all of their non-voting Class A membership interests in Holdings (“New Class A Units”) for Class A common stock. The additional shares are antidilutive in accordance with GAAP.

Assets under Management (“AuM”)

Changes to our AuM, the distribution of our AuM among our investment products and investment strategies, and the effective fee rates on our products, all affect our operating results from one period to another.

The amount and composition of our AuM are influenced by a variety of factors including, among other things:

•	investment performance, including our investment decisions and fluctuations in both the financial markets and foreign currency exchange rates;
•	client cash flows into and out of our investment products;
•	the mix of AuM among our various strategies; and
•	our introduction or closure of investment strategies and products.

27  Artio Global Investors Inc. First Quarter 2012 Form 10-Q

We manage assets across 10 different strategies, within six asset classes, including:

•	International Equity;
•	Global Equity;
•	U.S. Equity;
•	High Grade Fixed Income;
•	High Yield; and
•	Local Emerging Markets Debt.

Investors invest in our strategies through the investment vehicles set forth in the following table.

The following table sets forth a summary of our AuM by investment vehicle type as of March 31, 2012 and 2011.

	As of March 31,		As a % of AuM as of March 31,
(in millions, except percentages)	2012	2011	2012	2011

Proprietary Funds(a)
A shares	$ 3,922	$ 7,073
I shares(b)	8,940	15,781

Total	12,862	22,854	48.3%	44.5%
Institutional commingled funds	4,346	9,374	16.3	18.3
Separate accounts	7,858	14,768	29.5	28.8
Sub-advisory accounts	1,579	4,332	5.9	8.4

Ending AuM	$26,645	$51,328	100.0%	100.0%

(a)	Proprietary Funds include both SEC-registered funds and private offshore funds. SEC-registered mutual funds within our proprietary funds are: Artio International Equity Fund; Artio International Equity Fund II; Artio Total Return Bond Fund; Artio Global High Income Fund; Artio Global Equity Fund Inc.; Artio U.S. Microcap Fund; Artio U.S. Midcap Fund; Artio U.S. Multicap Fund; Artio U.S. Smallcap Fund; and Artio Local Emerging Markets Debt Fund.
(b)	Amounts invested in private offshore funds and in the hedge fund are categorized as “I” shares.

The different fee structures associated with each type of investment vehicle make the composition of our AuM an important determinant of the investment management fees we earn. We typically earn higher effective investment management fee rates from our proprietary funds and institutional commingled funds as compared to our separate and sub-advised accounts.

Artio Global Investors Inc. First Quarter 2012 Form 10-Q   28

The following table sets forth the changes in AuM by investment vehicle type.

	Three Months Ended March 31,
(in millions, except percentages)	2012	2011	% Change
Proprietary Funds:
Beginning AuM	$13,366	$23,013	(42)%
Gross client cash inflows	1,235	1,788	(31)
Gross client cash outflows	(2,712)	(2,473)	(10)

Net client cash flows	(1,477)	(685)	(116)
Transfers between investment vehicles	52	–	*

Total client cash flows	(1,425)	(685)	(108)
Market appreciation	921	526	75

Ending AuM	12,862	22,854	(44)

Institutional Commingled Funds:
Beginning AuM	4,912	9,236	(47)
Gross client cash inflows	32	153	(79)
Gross client cash outflows	(1,107)	(424)	(161)

Net client cash flows	(1,075)	(271)	*
Transfers between investment vehicles	13	210	(94)

Total client cash flows	(1,062)	(61)	*
Market appreciation	496	199	149

Ending AuM	4,346	9,374	(54)

Separate Accounts:
Beginning AuM	9,799	16,801	(42)
Gross client cash inflows	101	135	(25)
Gross client cash outflows	(2,694)	(2,240)	(20)

Net client cash flows	(2,593)	(2,105)	(23)
Transfers between investment vehicles	(65)	(210)	69

Total client cash flows	(2,658)	(2,315)	(15)
Market appreciation	717	282	154

Ending AuM	7,858	14,768	(47)

Sub-advisory Accounts:
Beginning AuM	2,282	4,357	(48)
Gross client cash inflows	39	151	(74)
Gross client cash outflows	(889)	(320)	(178)

Net client cash flows	(850)	(169)	*
Transfers between investment vehicles	–	–	–

Total client cash flows	(850)	(169)	*
Market appreciation	147	144	2

Ending AuM	1,579	4,332	(64)

Total AuM:
Beginning AuM	30,359	53,407	(43)
Gross client cash inflows	1,407	2,227	(37)
Gross client cash outflows	(7,402)	(5,457)	(36)

Net client cash flows	(5,995)	(3,230)	(86)
Transfers between investment vehicles	–	–	–

Total client cash flows	(5,995)	(3,230)	(86)
Market appreciation	2,281	1,151	98

Ending AuM	$26,645	$51,328	(48)

* Calculation not meaningful.

29  Artio Global Investors Inc. First Quarter 2012 Form 10-Q

Market appreciation for the three months ended March 31, 2012, compared to the corresponding period in 2011, was primarily attributable to the following strategies:

	Three Months Ended March 31,
(in millions, except percentages)	2012	2011	% Change
Market appreciation (depreciation):
International Equity I	$ 767	$ 347	121%
International Equity II	1,038	451	130
Other strategies	476	353	35

Total market appreciation (depreciation)	$2,281	$1,151	98

The MSCI AC World ex USA Index (the “Index”) increased 11.2% during the three months ended March 31, 2012, and by 3.4% during the three months ended March 31, 2011. In the three months ended March 31, 2012, the gross performance of our International Equity I strategy outperformed the Index by 0.7%, and our International Equity II strategy outperformed the Index by 0.3%. In the three months ended March 31, 2011, the gross performance of our International Equity I and International Equity II strategies each trailed the Index by 1.2%.

Absolute returns for the three months ended March 31, 2012, for our International Equity strategies and the Index were decidedly positive. Largely in response to encouraging economic data from the U.S., as well as less negative news generally, equity markets rallied strongly for the quarter. Despite retreating in March, most developed and emerging markets produced double-digit gains for the quarter.

Relative returns versus the Index for the first quarter of 2012 were positive largely due to stock selection within developed market sectors. In developed markets outside of Japan, returns benefited from stock selection in the energy and industrials sectors, the consumer discretionary sector saw returns outpace the benchmark and our overweight positioning had a positive impact. Also, healthcare stock selection had a positive effect, which was offset by our overweight to this sector, one of the benchmark’s weaker performers. Additionally, in developed markets outside of Japan, the materials sector detracted. Detracting from relative performance was our cash/currency positioning during an up market period. Returns also benefited from an overweight and stock selection in Russia, while the underweight stance to Brazil detracted.

Net client cash flows across all investment vehicles decreased $2.8 billion during the three months ended March 31, 2012, compared to the corresponding period in 2011, mainly as a result of:

•	a $1.9 billion increase in our International Equity II strategy’s net client cash outflows;
•	a $1.1 billion increase in our International Equity I strategy’s net client cash outflows; and
•

a $0.1 billion decrease in our Global Equity strategy’s net client cash flows, as the three months ended March 31, 2012, had net client cash outflows compared to net client cash inflows in the corresponding period in 2011, partially offset by:

•	a $0.3 billion increase in our High Yield strategy’s net client cash inflows; and
•

a $0.2 billion increase in our High Grade Fixed Income strategies net client cash flows, as the first quarter of 2012 had net client cash inflows compared to net client cash outflows in the first quarter of 2011.

Proprietary Funds

Net client cash flows related to proprietary funds decreased $0.8 billion during the three months ended March 31, 2012, compared to the corresponding period in 2011, mainly as a result of:

•	a $0.8 billion increase in our International Equity II Fund’s net client cash outflows; and
•	a $0.4 billion increase in our International Equity I Fund’s net client cash outflows,

Artio Global Investors Inc. First Quarter 2012 Form 10-Q   30

partially offset by:

•

a $0.2 billion increase in our Total Return Bond Fund’s net client cash flows, as the three months ended March 31, 2012, had net client cash inflows compared to net client cash outflows in the corresponding period in 2011; and

•	a $0.2 billion increase in our Global High Income Fund’s net client cash inflows.

Institutional Commingled Funds

Net client cash flows related to institutional commingled funds decreased $0.8 billion during the three months ended March 31, 2012, compared to the corresponding period in 2011, mainly as a result of:

•	a $0.7 billion increase in our International Equity II strategy’s net client cash outflows; and
•

a $0.1 billion decrease in our Global Equity strategy’s net client cash flows, as the three months ended March 31, 2012, had net client cash outflows compared to net client cash inflows in the corresponding period in 2011.

Separate Accounts

Net client cash flows related to separate accounts decreased $0.5 billion during the three months ended March 31, 2012, compared to the corresponding period in 2011, mainly as a result of:

•	a $0.8 billion increase in our International Equity I strategy’s net client cash outflows,

partially offset by:

•	a $0.2 billion decrease in our International Equity II strategy’s net client cash outflows; and
•

a $0.1 billion increase in our High Yield strategy’s net client cash flows, as the three months ended March 31, 2012, had net client cash inflows compared to net client cash outflows in the corresponding period in 2011.

Sub-advisory Accounts

Net client cash flows related to sub-advised accounts decreased $0.7 billion during the three months ended March 31, 2012, compared to the corresponding period in 2011, mainly as a result of:

•	a $0.6 billion increase in our International Equity II strategy’s net client cash outflows.

31  Artio Global Investors Inc. First Quarter 2012 Form 10-Q

Revenues and Other Operating Income

Our revenues are driven by investment management fees earned from managing clients’ assets. Investment management fees fluctuate based on the total value of AuM, composition of AuM among our investment vehicles and among our investment strategies, and changes in the investment management fee rates on our products.

The following table sets forth average AuM, the effective fee rate and Total revenues and other operating income for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
(in thousands, except for Average AuM, effective fee rate and percentages)	2012	2011	% Change
Average AuM (in millions)	$28,551	$52,659	(46)%

Effective fee rate (basis points)	60.3	63.0	(2.7	)bp

Investment management fees	$42,771	$81,776	(48)%
Net gains on funds held for deferred compensation	1,160	419	177
Foreign currency losses	(1)	(18)	94

Total revenues and other operating income	$43,930	$82,177	(47)

Total revenues and other operating income decreased by $38.2 million for the three months ended March 31, 2012, compared to the corresponding period in 2011, due primarily to a 46% decline in average AuM.

Operating Expenses

	Three Months Ended March 31,
(in thousands, except percentages)	2012	2011	% Change

Employee compensation and benefits	$22,334	$28,018	(20)%
Shareholder servicing and marketing	3,624	4,865	(26)
General and administrative	9,738	10,172	(4)

Total operating expenses	$35,696	$43,055	(17)

Operating expenses decreased by $7.4 million for the three months ended March 31, 2012, compared to the corresponding period in 2011, due to lower employee compensation, shareholder servicing and marketing, and general and administrative costs.

Employee Compensation and Benefits

Employee compensation and benefits decreased $5.7 million for the three months ended March 31, 2012, compared to the corresponding period in 2011, due primarily to a decrease in current year incentive compensation awards, lower sales incentives and salaries, partially offset by higher amortization of deferred incentive compensation awards.

Approximately 20% of Employee compensation and benefits for the three months ended March 31, 2012, and 16% of Employee compensation and benefits for the three months ended March 31, 2011, represents share-based compensation, which does not require an outlay of cash.

Shareholder Servicing and Marketing

Shareholder servicing and marketing expenses decreased $1.2 million for the three months ended March 31, 2012, compared to the corresponding period in 2011, due primarily to a decline in platform charges associated with lower average mutual fund assets. Shareholder servicing expenses are driven by average daily market value of proprietary fund AuM.

Artio Global Investors Inc. First Quarter 2012 Form 10-Q   32

General and Administrative

General and administrative expenses decreased $0.4 million for the three months ended March 31, 2012, compared to the corresponding period in 2011.

Non-operating Income (Loss)

Non-operating income (loss) primarily results from income related to seed money investments, including the results from the Consolidated Investment Products, and interest expense incurred on borrowings under our term credit facility. The following table sets forth Non-operating income (loss).

	Three Months Ended March 31,
(in thousands, except percentages)	2012	2011	% Change
The Consolidated Investment Products and other seed money investments:
Interest income	$ 934	$ 567	65%
Net gains	2,081	532	*
Expenses	(13)	(9)	(44)

Total(a)	3,002	1,090	175
Interest expense	(435)	(526)	17
Other income (loss)	(11)	1	*

Total non-operating income	$2,556	$ 565	*

*	Calculation not meaningful.
(a)	Includes aggregate non-operating income of $0.7 million for the three months ended March 31, 2012, and of $0.1 million for the three months ended March 31, 2011, related to non-controlling interests in the Consolidated Investment Products.

Non-operating income increased $2.0 million in the first quarter of 2012 compared to the corresponding period in 2011, due to an increase in gains in 2012 by the Consolidated Investment Products and other seed money investments, and lower interest expense resulting from principal payments on our debt.

Income Taxes

Investors is organized as a Delaware corporation, and therefore is subject to U.S. Federal, state and local income taxes. As a member of Holdings, Investors incurs U.S. Federal, state and local income taxes on its allocable share of income of Holdings, including Holdings’ subsidiaries.

Our effective tax rates were 49% for the three months ended March 31, 2012, and 42% for the three months ended March 31, 2011. The write-off of the deferred tax asset associated with the vesting of restricted stock units at a price lower than their grant-date price increased our effective tax rate by 10% for the first quarter of 2012 and 1% for the first quarter of 2011.

33  Artio Global Investors Inc. First Quarter 2012 Form 10-Q

Liquidity and Capital Resources

Working Capital

Below is a table showing our working capital, excluding the Consolidated Investment Products.

	As of March 31,	As of December 31,
(in thousands, except percentages)	2012	2011	% Change
Cash	$ 46,935	$108,518	(57)%
Investments, fair value – Artio Global funds held for deferred compensation	10,801	10,211	6
Fees receivable and accrued fees, net of allowance for doubtful accounts	28,217	32,219	(12)
Income tax receivable	14,718	12,756	15

	100,671	163,704	(39)
Less:
Term loan due within one year	—	(37,500)	100
Accrued compensation and benefits	(9,999)	(35,530)	72
Accounts payable and accrued expenses	(5,372)	(5,958)	10
Accrued income taxes payable	(4,101)	(4,114)	—

Working capital	$ 81,199	$ 80,602	1

In the first three months of 2012, we prepaid $37.5 million in borrowings under our term credit facility, and paid $7.0 million to our principals under the tax receivable agreement, $3.5 million in dividends, and the 2011 incentive compensation awards, which were accrued during 2011.

Although our profitability has come under pressure from declining AuM and revenues, we continue to generate a strong level of Adjusted EBITDA (see the “Adjusted Performance Measures” section of this MD&A). In the first quarter of 2012, we had Adjusted EBITDA of $14 million, compared with revenue of $44 million. We believe that our Adjusted EBITDA, together with our working capital of $81.2 million as of March 31, 2012, are sufficient to meet our current obligations.

On April 23, 2012, our Board of Directors declared a dividend of $0.02 per share to be paid on May 23, 2012, to holders of record of our Class A common stock as of the close of business on May 9, 2012. To provide funding for the dividend payable to the holders of record of our Class A common stock, a distribution by Holdings of $0.02 per New Class A Unit will be paid to all members of Holdings.

In December 2010, our Board of Directors authorized a share repurchase program of up to 3.0 million shares of our common stock, which expires on December 31, 2013. As of March 31, 2012, we may purchase up to an aggregate of 2,226,061 shares of our Class A common stock through December 31, 2013.

Debt

On March 29, 2012, Holdings prepaid the outstanding balance of $37.5 million borrowed under a $60.0 million term credit facility, and terminated both the term credit facility and a $100.0 million revolving credit facility. Both the term credit facility and the revolving credit facility would have matured in October 2012.

Our average outstanding borrowings under the term credit facility were $36.7 million in the three months ended March 31, 2012. We did not borrow under the revolving credit facility.

Artio Global Investors Inc. First Quarter 2012 Form 10-Q  34

Cash Flows

The following table sets forth our cash flows for the first three months of 2012 and 2011.

	Three Months Ended March 31,
(in thousands, except percentages)	2012	2011	% Change
Cash flow data:
Net cash provided by (used in) operating activities	$(19,817)	$ 1,276	*	%
Net cash provided by (used in) investing activities	380	(3,369)	111
Net cash used in financing activities	(41,095)	(6,158)	*
Effect of exchange rate changes on cash	(1)	(18)	94

Net decrease in cash	$(60,533)	$(8,269)	*

* Calculation not meaningful.

Net cash used in operating activities was $19.8 million for the three months ended March 31, 2012, compared to Net cash provided by operating activities of $1.3 million for the corresponding period in 2011, primarily reflecting a decline in net income of $17.5 million. Since we pay bonuses in the first quarter of the year, it is typically the period of our highest use of cash.

Net cash provided by investing activities was $0.4 million for the three months ended March 31, 2012, compared to Net cash used in investing activities of $3.4 million for the corresponding period in 2011, primarily reflecting a decrease in investments held for deferred compensation.

Net cash used by financing activities increased $34.9 million for the three months ended March 31, 2012, compared to the corresponding period in 2011, primarily reflecting a $37.5 million prepayment of the borrowing under the term credit facility in 2012 compared to $4.5 million paid in 2011 and lower contributions received from non-controlling interests in the Consolidated Investment Products.

Deferred Taxes

The majority of our deferred tax assets are a result of the step-up in tax basis relating to the exchanges by the Principals of New Class A Units for Class A common stock in 2010 and 2009, and are recoverable over a 15-year period. Recovery will depend on our ability to generate sufficient taxable income. This deferred tax asset would require an annual average taxable income of $32.8 million (at an estimated effective tax rate of 40%) to be recovered in full. Although the current level of AuM has decreased since the step-up occurred, based on several factors, including historical taxable income, we believe that it is more likely than not that there will be sufficient annual taxable income to realize the deferred tax asset and, therefore, no valuation allowance is necessary. We realized $8.8 million of this deferred tax asset in 2011 and expect to realize approximately $9.0 million of this deferred tax asset in 2012.

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

Our deferred tax assets includes $3.6 million related to amortization of restricted stock unit (“RSU”) awards granted at prices between $4.42 and $26.25 per share, which vest from September 2012 to February 2015.

The actual tax benefit received upon vesting will be based on our stock price on the date the awards vest, which typically occurs in February and September of each year. During the first quarter of 2012, deferred tax assets of $1.2 million were written off due to the vesting of RSU awards at a price lower than their grant-date price.

Given the price levels at which our Class A common stock has traded recently, we are unable to conclude that the full amount of the remaining deferred tax asset related to RSU amortization is ‘more likely than not’ to be realized.

35  Artio Global Investors Inc. First Quarter 2012 Form 10-Q

We expect 396,754 RSUs will vest in September 2012. If our stock price on the vesting date were the same as the closing price of our Class A common stock of $4.77 on March 31, 2012, then $3.4 million of the deferred tax asset would be written off, and would be charged to Income taxes in the Consolidated Statement of Operations.

Contractual Obligations

On March 29, 2012, we terminated a $60.0 million term credit facility and a $100.0 million revolving credit facility, both of which would have matured in October 2012.

Off-Balance Sheet Arrangements

The Consolidated Investment Products held credit default swaps, foreign exchange contracts and options as of March 31, 2012. As of March 31, 2012, the aggregate notional/nominal amount of credit default swaps, foreign exchange and options contracts outstanding was $31.9 million. (See Notes to the Consolidated Financial Statements, Note 6. Derivative Contracts.)

New Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) to ASC 820, Fair Value Measurement, which clarifies the FASB’s intent about the application of existing fair value measurement and disclosure requirements. We have included the expanded disclosures requirements, when applicable, in the Notes to Consolidated Financial Statements, Note 5. Investments, at Fair Value and Investments Sold, Not Yet Purchased by the Consolidated Investment Products, at Fair Value.

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

Our 2011 Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 29, 2012 (“Form 10-K”), pursuant to the provisions of the Securities Act of 1934, listed various important factors that could cause actual results to differ materially from projected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You can find them in our Form 10-K under the heading “Risk Factors.” We incorporate that section of the Form 10-K in this filing and readers of this Report on Form 10-Q should refer to it. It is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

Artio Global Investors Inc. First Quarter 2012 Form 10-Q  36

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Revenues and Other Operating Income

Our revenues are exposed to market risk through the value of the proprietary funds, institutional commingled funds, separate accounts and sub-advised accounts we manage. Substantially all of our revenue is derived from investment advisory agreements with these funds and accounts. Under these agreements, the fees we receive are based on the fair value of the assets under management (“AuM”) and our fee rates. Accordingly, our revenue and income may decline as a result of:

•	the value of AuM decreasing, as a result of a decline in performance;
•	our clients withdrawing funds; or
•	a shift in product mix to lower margin products.

Our AuM was $26.6 billion as of March 31, 2012. Assuming a 10% increase or decrease in the value of the AuM and the change being proportionally distributed over all our products, the fair value would increase or decrease by $2.7 billion, which would cause an annualized increase or decrease in Total revenues and other operating income of approximately $16.1 million at our current effective fee rate.

We have not adopted a corporate-level risk management policy regarding the hedging of client assets, nor have we historically attempted to hedge revenue risks that would arise from fluctuations in the fair value of separate client portfolios or our overall AuM.

Investments

We are subject to market risk from a decline in the price of investments that we own to fund future deferred compensation liabilities, as well as from changes in the price of investments held by our seed money investments. As of March 31, 2012, the securities we own to fund future deferred compensation liabilities consisted of Artio Global Funds. Management regularly monitors the value of these investments; however, we have not adopted a specific risk management policy to manage the associated market risk. Gains or losses on investments that we own to manage future deferred compensation liabilities match the related adjustments to compensation expense over the entire service period of the deferred compensation, but will not match in any single fiscal period.

As of March 31, 2012, the securities owned by the Consolidated Investment Products and other seed money investments, net of investments sold, not yet purchased, consisted primarily of equity securities, corporate bonds, term loans and asset-backed securities. The fair value of these investments was $72.7 million as of March 31, 2012. Assuming a 10% increase or decrease in the values of these investments, the fair value would increase or decrease by $7.3 million as of March 31, 2012, of which a pro rata portion would be allocable to non-controlling interests.

As of March 31, 2012, $2.3 million of our seed money investments, representing less than 1% of our total assets, were invested in financial instruments domiciled in the euro zone.

Exchange Rate Risk

A substantial portion of the accounts that we advise, or sub-advise, hold investments that are exposed to currencies other than the U.S. dollar. These client portfolios may hold currency forwards or other derivative instruments. The fair value of these investments and instruments are affected by movements in the rate of exchange between the U.S. dollar and the underlying foreign currency. Such movements in exchange rates affect the fair value of assets held in accounts we manage, thereby affecting the amount of revenue we earn. The fair value of the assets we manage was $26.6 billion as of March 31, 2012. In general, the U.S. dollar fair value of AuM will decrease with an increase in the value of the U.S. dollar, or increase with a decrease in the value of the U.S. dollar, however, this is not invariant. Further, although our Revenues, which are billed in U.S. dollars, will generally change as our AuM changes, the relationship may not be exact. Our exposure to foreign currencies may change significantly on a daily basis, therefore, our average daily foreign currency exposure may be significantly different than at period end. A 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of the AuM by $1.5

37  Artio Global Investors Inc. First Quarter 2012 Form 10-Q

billion, which would cause an annualized increase or decrease in Total revenues and other operating income of $8.9 million. As of March 31, 2012, approximately 55% of our AuM had exposure to currencies other than the U.S. dollar.

The composition of the exposure within our AuM approximates:

As of March 31, 2012
Euro	13%
British pound	11
Japanese yen	7
Hong Kong dollar	6
Canadian dollar	4
Other (representing approximately 40 currencies)	14

55%

The net assets of the Consolidated Investment Products held as of March 31, 2012, were primarily denominated in U.S. dollars. The investments held pursuant to the deferred compensation plan include Artio Global Funds, whose underlying assets are primarily non-dollar denominated. The effect of a 10% change in exchange rates on such securities would not have a material effect on the financial statements.

The composition of the non-U.S. dollar exposure from the Consolidated Investment Products approximates:

As of March 31, 2012
Brazilian real	6%
Mexican peso	5
Indonesian rupiah	4
Thai baht	4
South African rand	4
Other (representing approximately 12 currencies)	14

37%

Interest Rate Risk

The Consolidated Investment Products and certain of the accounts we advise or sub-advise own fixed income securities. Assuming a 100 basis point increase or decrease in interest rates, we estimate that the value of the fixed income securities we manage or sub-advise would change by approximately $431.8 million. The impact of such changes would not be material to our revenues or net income.

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

Artio Global Investors Inc. First Quarter 2012 Form 10-Q   38

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our 2011 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 29, 2012 (“Form 10-K”), contains a section entitled “Risk Factors.” We incorporate that section of the Form 10-K in this filing and readers should refer to it.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Investors’ share repurchase activity for each of the three months in the period ended March 31, 2012, was as follows:

Period	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Approximate Shares that May Yet be Purchased Under the Plans or Programs(a)
January 1, 2012 through January 31, 2012	—	$ —	—	2,226,061
February 1, 2012 through February 29, 2012	—	—	—	2,226,061
March 1, 2012 through March 31, 2012	—	—	—	2,226,061

For the quarter ended March 31, 2012	—	—	—	2,226,061

(a)	In December 2010, our Board of Directors authorized a share repurchase program of up to 3.0 million shares of our Class A common stock, which expires on December 31, 2013.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Item 5. Other Information.

39  Artio Global Investors Inc. First Quarter 2012 Form 10-Q

Item 6. Exhibits.

1) Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2) Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

3) Exhibit 32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

4) Exhibit 32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

5) Exhibit 101:
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Label Linkbase
EX-101.PRE	XBRL Taxonomy Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Definition Document

Artio Global Investors Inc. First Quarter 2012 Form 10-Q   40

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on May 9, 2012.

Artio Global Investors Inc.
By:	/s/ Francis Harte
	Name:	Francis Harte
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

41  Artio Global Investors Inc. First Quarter 2012 Form 10-Q