Form 10-Q
period 2012-06-30
Artio Global Investors Inc.
filed 2012-08-08
CIK 1419178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

☒Yes   ☐ No

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

☐ Yes ☒ No

As of July 31, 2012, there were 59,561,559 shares outstanding of the registrant’s Class A common stock, par value $0.001 per share, and no shares outstanding of the registrant’s Class B common stock, par value $0.001 per share, or Class C common stock, par value $0.01 per share.

Artio Global Investors Inc.

1  Artio Global Investors Inc. Second Quarter 2012 Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Consolidated Statements of Financial Position

(Unaudited)

	As of
(in thousands, except for share amounts)	June 30, 2012	December 31, 2011

ASSETS
Cash	$ 62,169	$ 110,252
Investments, at fair value:
Artio Global funds held for deferred compensation	10,142	10,211
Investments owned by the Consolidated Investment Products, and other seed money investments (including $5,490 in 2012 and $0 in 2011 pledged as collateral for debt)	61,966	59,510
Fees receivable and accrued fees, net of allowance for doubtful accounts	20,982	32,219
Deferred taxes	192,863	195,700
Income taxes receivable	15,820	12,756
Other assets	20,110	13,121

Total assets	$ 384,052	$ 433,769

LIABILITIES AND EQUITY
Debt:
Term loan	$ —	$ 37,500
The Consolidated Investment Products	7,950	3,412
Accrued compensation and benefits	14,406	35,530
Accounts payable and accrued expenses	4,397	5,958
Investments sold, not yet purchased by the Consolidated Investment Products, at fair value	1,990	3,048
Accrued income taxes payable	3,107	4,114
Due under tax receivable agreement	156,276	162,061
Other liabilities	5,974	3,878

Total liabilities	194,100	255,501

Commitments and contingencies (Note 11)

Common stock:
Class A common stock (500,000,000 shares authorized, 2012 - 59,561,559 shares issued and outstanding; 2011 – 58,051,113 shares issued and outstanding)	59	58
Class B common stock (50,000,000 shares authorized, 2012 – no shares issued and outstanding; 2011 – 1,200,000 shares issued and outstanding)	—	1
Additional paid-in capital	641,264	629,553
Accumulated deficit	(465,628)	(466,782)

Total stockholders’ equity	175,695	162,830
Non-controlling interests in Holdings	—	1,857
Non-controlling interests in the Consolidated Investment Products	14,257	13,581

Total equity	189,952	178,268

Total liabilities and equity	$ 384,052	$ 433,769

See accompanying notes to unaudited consolidated financial statements.

Artio Global Investors Inc. Second Quarter 2012 Form 10-Q   2

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,
(in thousands, except per share information)	2012	2011
Revenues and other operating income:
Investment management fees	$33,320	$78,209
Net losses on funds held for deferred compensation	(546)	(56)
Foreign currency losses	(60)	(2)

Total revenues and other operating income	32,714	78,151

Expenses:
Employee compensation and benefits	19,417	25,812
Shareholder servicing and marketing	3,043	5,163
General and administrative	7,748	10,357

Total expenses	30,208	41,332

Operating income before income tax expense	2,506	36,819
Non-operating income (loss):
The Consolidated Investment Products and other seed money investments:
Interest income	803	728
Net losses	(2,130)	(290)
Expenses	(74)	(70)

Total	(1,401)	368
Interest expense	(48)	(501)
Other income (loss)	62	(23)

Total non-operating loss	(1,387)	(156)

Income before income tax expense	1,119	36,663
Income taxes	(287)	14,869

Net income	1,406	21,794
Net income attributable to non-controlling interests in Holdings	12	719
Net loss attributable to non-controlling interests in the Consolidated Investment Products	(141)	(75)

Net income attributable to Artio Global Investors	$ 1,535	$21,150

Per share information:
Basic net income attributable to Artio Global Investors	$ 0.03	$ 0.36

Diluted net income attributable to Artio Global Investors	$ 0.03	$ 0.36

Weighted average shares used to calculate per share information:
Basic	59,213	58,393

Diluted	59,814	58,577

Dividends per basic share declared	$ 0.02	$ 0.06

See accompanying notes to unaudited consolidated financial statements.

3  Artio Global Investors Inc. Second Quarter 2012 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Six Months Ended June 30,
(in thousands, except per share information)	2012	2011
Revenues and other operating income:
Investment management fees	$ 76,091	$159,985
Net gains on funds held for deferred compensation	614	363
Foreign currency losses	(61)	(20)

Total revenues and other operating income	76,644	160,328

Expenses:
Employee compensation and benefits	41,751	53,830
Shareholder servicing and marketing	6,667	10,028
General and administrative	17,486	20,529

Total expenses	65,904	84,387

Operating income before income tax expense	10,740	75,941
Non-operating income (loss):
The Consolidated Investment Products and other seed money investments:
Interest income	1,737	1,295
Net gains (losses)	(49)	242
Expenses	(87)	(79)

Total	1,601	1,458
Interest expense	(483)	(1,027)
Other income (expense)	51	(22)

Total non-operating income	1,169	409

Income before income tax expense	11,909	76,350
Income taxes	5,035	31,620

Net income	6,874	44,730
Net income attributable to non-controlling interests in Holdings	202	1,488
Net income attributable to non-controlling interests in the Consolidated Investment Products	537	60

Net income attributable to Artio Global Investors	$ 6,135	$ 43,182

Per share information:
Basic net income attributable to Artio Global Investors	$ 0.10	$ 0.74

Diluted net income attributable to Artio Global Investors	$ 0.10	$ 0.74

Weighted average shares used to calculate per share information:
Basic	58,703	58,373

Diluted	58,992	58,475

Dividends per basic share declared	$ 0.08	$ 0.12

See accompanying notes to unaudited consolidated financial statements.

Artio Global Investors Inc. Second Quarter 2012 Form 10-Q   4

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

(Unaudited)

(in thousands, except per share information)	Class A Common Stock (par value $0.001)	Class B Common Stock (par value $0.001)	Class C Common Stock (par value $0.01)	Additional Paid-in Capital	Accum- ulated (Deficit)	Stock- holders’ Equity	Non- controlling Interests in Holdings	Non- controlling Interests in the Consoli- dated Investment Products	Total Equity
Balance as of January 1, 2011	$ 42	$ 1	$ 168	$613,065	$(509,629)	$103,647	$1,505	$1,131	$106,283
Net income	—	—	—	—	43,182	43,182	1,488	60	44,730
Share-based payments:
Directors’ awards	—	—	—	311	—	311	—	—	311
Amortization	—	—	—	9,096	—	9,096	—	—	9,096
Forfeiture	—	—	—	(1)	—	(1)	—	—	(1)
Dividend equivalents	—	—	—	517	(517)	—	—	—	—
Capital contributions from non- controlling interests	—	—	—	—	—	—	—	11,265	11,265
Distribution to non- controlling interests	—	—	—	—	—	—	(1,361)	—	(1,361)
Cash dividends paid ($0.12 per share)	—	—	—	—	(7,006)	(7,006)	—	—	(7,006)

Balance as of June 30, 2011	$ 42	$ 1	$ 168	$622,988	$(473,970)	$149,229	$1,632	$12,456	$163,317

Balance as of January 1, 2012	$ 58	$ 1	$ —	$629,553	$(466,782)	$162,830	$1,857	$13,581	$178,268
Net income	—	—	—	—	6,135	6,135	202	537	6,874
Holdings units exchanged for Class A common stock and cancelation of Class B common stock (see Note 2)	1	(1)	—	1,763	—	1,763	(1,763)	—	—
Net benefit from step- up in tax basis	—	—	—	210	—	210	—	—	210
Share-based payments:
Directors’ awards	—	—	—	240	—	240	—	—	240
Amortization	—	—	—	9,379	—	9,379	—	—	9,379
Forfeitures	—	—	—	(176)	—	(176)	—	—	(176)
Dividend equivalents	—	—	—	295	(295)	—	—	—	—
Capital contributions from non- controlling interests	—	—	—	—	—	—	—	139	139
Distribution to non- controlling interests	—	—	—	—	—	—	(296)	—	(296)
Cash dividends paid ($0.08 per share)	—	—	—	—	(4,686)	(4,686)	—	—	(4,686)

Balance as of June 30, 2012	$ 59	$ —	$ —	$641,264	$(465,628)	$175,695	$ —	$14,257	$189,952

See accompanying notes to unaudited consolidated financial statements.

5  Artio Global Investors Inc. Second Quarter 2012 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income	$ 6,874	$ 44,730
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,209	1,271
Deferred compensation	3,546	3,388
Share-based compensation	9,443	9,406
Deferred income taxes	4,243	2,446
Interest accrued on investments and accretion and amortization of premium and discount	(111)	(100)
Gains on investments and derivatives	(604)	(605)
Changes in assets and liabilities:
Purchases by the Consolidated Investment Products and of other seed money investments	(30,491)	(77,912)
Proceeds from sales or maturities by the Consolidated Investment Products and from other seed money investments	27,080	41,239
Fees receivable and accrued fees, net of allowance for doubtful accounts	11,239	5,807
Income taxes receivable	(3,064)	(3,520)
Other assets	(7,946)	(1,888)
Debt of the Consolidated Investment Products	(952)	—
Accrued compensation and benefits	(24,670)	(21,333)
Accounts payable and accrued expenses	(1,500)	(517)
Accrued income taxes payable	(1,007)	(1,051)
Due under tax receivable agreement	(6,981)	(4,966)
Other liabilities	2,095	2,009

Net cash used in operating activities	(11,597)	(1,596)

Cash flows from investing activities:
Purchase of Artio Global funds held for deferred compensation	(4,401)	(7,115)
Proceeds from redemptions of Artio Global funds held for deferred compensation	5,084	4,707
Purchase of fixed assets	(255)	(1,109)

Net cash provided by (used in) investing activities	428	(3,517)

Cash flows from financing activities:
Repayments of borrowing under term credit facility	(37,500)	(9,000)
Borrowings under the total return swap	5,490	—
Distributions paid to non-controlling interests in Holdings	(296)	(1,361)
Contributions from non-controlling interests in the Consolidated Investment Products	139	11,265
Cash dividends paid	(4,686)	(7,006)

Net cash used in financing activities	(36,853)	(6,102)

Effect of exchange rates on cash	(61)	(20)

Net decrease in cash	(48,083)	(11,235)
Cash:
Beginning of period	110,252	80,043

End of period	$62,169	$68,808

Artio Global Investors Inc. Second Quarter 2012 Form 10-Q   6

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2012	2011
Cash paid during period for:
Income taxes, net of refunds	$ 4,892	$ 33,772
Interest expense	310	1,243
Supplementary information:
Deferred taxes from step-up in tax basis	$ 1,406	—

See accompanying notes to unaudited consolidated financial statements.

7  Artio Global Investors Inc. Second Quarter 2012 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Background and Basis of Presentation

Artio Global Investors Inc. (“Investors” or the “Company”) and subsidiaries (collectively, “we,” “us” or “our”) comprises Investors and its subsidiaries, including Artio Global Holdings LLC (“Holdings”), an intermediate holding company that owns Artio Global Management LLC (“Investment Adviser”), a registered investment adviser under the Investment Advisers Act of 1940, as amended; Artio Global Institutional Services LLC, which is licensed as a limited-purpose broker-dealer; and certain investment vehicles we consolidate because we have a controlling financial interest in them (the “Consolidated Investment Products”). The Consolidated Investment Products have investors whose interests are reflected as Non-controlling interests in the Consolidated Investment Products. In April 2012, Richard Pell, our Chairman, Chief Executive Officer and Chief Investment Officer (“Pell”), and Rudolph-Riad Younes, our Head of International Equity (“Younes,” together with Pell, the “Principals”) exchanged their remaining interests in Holdings for an equal amount of shares of Investors’ Class A common stock, leaving Holdings as a wholly owned subsidiary (see Note 2. Stockholders’ Equity). Prior to the exchange, Holdings was approximately 98% owned by Investors and 1% owned by each of the Principals. The Principals’ interests were reflected in the consolidated financial statements as Non-controlling interests in Holdings.

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

As part of the preparation of the interim consolidated financial statements, we performed an evaluation of subsequent events occurring after the Consolidated Statement of Financial Position date of June 30, 2012, through to the date the interim consolidated financial statements were issued.

These statements should be read in conjunction with our consolidated financial statements and related notes as of December 31, 2011, and for the three years then ended, included in our 2011 Annual Report on Form 10-K.

Artio Global Investors Inc. Second Quarter 2012 Form 10-Q  8

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 2. Stockholders’ Equity

The table below sets forth the number of shares of Class A and Class B common stock issued and outstanding as of December 31, 2011, and June 30, 2012.

(in thousands)	Class A Common Stock	Class B Common Stock
As of December 31, 2011	58,051	1,200
Activity:
Exchange by the Principals(a)	1,200	(1,200)
Restricted stock units vested	233	—
Shares issued to independent directors(b)	78	—

As of June 30, 2012(c)	59,562	—

(a)	Represents the issuance of 600,000 shares of Class A common stock to each of the Principals upon exchange of an equivalent number of non-voting member interests in Holdings (“New Class A Units”) in April 2012. Upon the exchange of New Class A Units for Class A common stock, a corresponding number of shares of Class B common stock were canceled. This exchange represented the Principals’ remaining interest in Holdings.
(b)	Represents 78,432 shares of fully-vested Class A common stock (subject to transfer restrictions) that were awarded to our independent directors in the first six months of 2012.
(c)	The table does not reflect 4.6 million unvested restricted stock units and restricted stock awarded to certain employees as of June 30, 2012 (see Note 8. Share-Based Payments). Each restricted stock unit or share of restricted stock represents the right to receive one share of unrestricted Class A common stock upon vesting.

As of June 30, 2012 and December 31, 2011, there were 210 million shares of Investors’ Class C common stock authorized and no shares issued or outstanding.

In December 2010, our Board of Directors authorized a share repurchase program of up to 3.0 million shares of our common stock. This authority expires on December 31, 2013. As of June 30, 2012, we may purchase up to an aggregate of 2,226,061 shares of our Class A common stock through December 31, 2013.

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

9  Artio Global Investors Inc. Second Quarter 2012 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

A condensed consolidating statement of financial position as of June 30, 2012, including balances attributable to the Consolidated Investment Products, is as follows:

(in thousands)	Before Consolidation (a)	Consolidated Investment Products	Eliminations	Artio Global Investors Inc. and Subsidiaries Consolidated
Assets:
Cash	$ 59,899	$ 2,270	$ —	$ 62,169
Investments, at fair value	13,204	58,904	—	72,108
Investment in the Consolidated Investment Products	44,211		(44,211)	—
Other assets	238,114	11,661	—	249,775

Total assets	$ 355,428	$ 72,835	$ (44,211)	$ 384,052

Liabilities and Equity:
Debt	$ —	$ 7,950	$ —	$ 7,950
Investments sold, not yet purchased by the Consolidated Investment Products, at fair value	—	1,990	—	1,990
Other liabilities	179,733	4,427	—	184,160

Total liabilities	179,733	14,367	—	194,100

Members’ equity		31,802	(31,802)	—
Net asset value		26,666	(26,666)	—
Common stock	59		—	59
Additional paid-in capital	641,264		—	641,264
Accumulated deficit	(465,628)		—	(465,628)

Total stockholders’ equity	175,695	58,468	(58,468)	175,695
Non-controlling interests	—		14,257	14,257

Total equity	175,695	58,468	(44,211)	189,952

Total liabilities and equity	$ 355,428	$ 72,835	$ (44,211)	$ 384,052

(a)	Represents Artio Global Investors Inc. and subsidiaries with the investment in the Consolidated Investment Products accounted for under the equity method.

Artio Global Investors Inc. Second Quarter 2012 Form 10-Q   10

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

11  Artio Global Investors Inc. Second Quarter 2012 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

A condensed consolidating statement of operations for the three months ended June 30, 2012 and 2011, including amounts attributable to the Consolidated Investment Products, is as follows:

(in thousands)	Before Consolidation (a)	Consolidated Investment Products	Eliminations	Artio Global Investors Inc. and Subsidiaries Consolidated
For the three months ended June 30, 2012:
Total revenues and other operating income	$32,698	$ —	$ 16	$32,714
Total expenses	30,208	—	—	30,208

Operating income before income tax expense	2,490	—	16	2,506
Non-operating income (loss):
Equity in earnings of the Consolidated Investment Products	(758)		758	—
Other	(472)	(899)	(16)	(1,387)

Total non-operating income (loss)	(1,230)	(899)	742	(1,387)

Income before income tax expense	1,260	(899)	758	1,119
Income taxes	(287)	—	—	(287)

Net income	1,547	(899)	758	1,406
Net income (loss) attributable to non- controlling interests	12	—	(141)	(129)

Net income, excluding non-controlling interests	$ 1,535	$ (899)	$ 899	$ 1,535

For the three months ended June 30, 2011:
Total revenues and other operating income	$78,128	$ —	$ 23	$78,151
Total expenses	41,332	—	—	41,332

Operating income before income tax expense	36,796	—	23	36,819
Non-operating income (loss):
Equity in earnings of the Consolidated Investment Products	543	—	(543)	—
Other	(601)	468	(23)	(156)

Total non-operating income (loss)	(58)	468	(566)	(156)

Income before income tax expense	36,738	468	(543)	36,663
Income taxes	14,869	—	—	14,869

Net income	21,869	468	(543)	21,794
Net income attributable to non-controlling interests	719	—	(75)	644

Net income, excluding non-controlling interests	$21,150	$ 468	$(468)	$21,150

(a)	Represents Artio Global Investors Inc. and subsidiaries with the investment in the Consolidated Investment Products accounted for under the equity method.

Artio Global Investors Inc. Second Quarter 2012 Form 10-Q   12

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

A condensed consolidating statement of operations for the six months ended June 30, 2012 and 2011, including amounts attributable to the Consolidated Investment Products, is as follows:

(in thousands)	Before Consolidation (a)	Consolidated Investment Products	Eliminations	Artio Global Investors Inc. and Subsidiaries Consolidated
For the six months ended June 30, 2012:
Total revenues and other operating income	$ 76,602	$ —	$ 42	$ 76,644
Total expenses	65,904	—	—	65,904

Operating income before income tax expense	10,698	—	42	10,740
Non-operating income (loss):
Equity in earnings of the Consolidated Investment Products	1,125		(1,125)	—
Other	(451)	1,662	(42)	1,169

Total non-operating income (loss)	674	1,662	(1,167)	1,169

Income before income tax expense	11,372	1,662	(1,125)	11,909
Income taxes	5,035	—	—	5,035

Net income	6,337	1,662	(1,125)	6,874
Net income attributable to non-controlling interests	202	—	537	739

Net income, excluding non-controlling interests	$ 6,135	$ 1,662	$ (1,662)	$ 6,135

For the six months ended June 30, 2011:
Total revenues and other operating income	$ 160,305	$ —	$ 23	$ 160,328
Total expenses	84,387	—	—	84,387

Operating income before income tax expense	75,918	—	23	75,941
Non-operating income (loss):
Equity in earnings of the Consolidated Investment Products	1,326	—	(1,326)	—
Other	(954)	1,386	(23)	409

Total non-operating income (loss)	372	1,386	(1,349)	409

Income before income tax expense	76,290	1,386	(1,326)	76,350
Income taxes	31,620	—	—	31,620

Net income	44,670	1,386	(1,326)	44,730
Net income attributable to non-controlling interests	1,488	—	60	1,548

Net income, excluding non-controlling interests	$ 43,182	$ 1,386	$ (1,386)	$ 43,182

(a)	Represents Artio Global Investors Inc. and subsidiaries with the investment in the Consolidated Investment Products accounted for under the equity method.

13  Artio Global Investors Inc. Second Quarter 2012 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

A condensed consolidating statement of cash flows for the six months ended June 30, 2012 and 2011, including amounts attributable to the Consolidated Investment Products, is as follows:

(in thousands)	Before Consolidation	Consolidated Investment Products	Eliminations	Artio Global Investors Inc. and Subsidiaries Consolidated
For the six months ended June 30, 2012:
Net cash provided by (used in) operating activities	$ (6,506)	$ (8,091)	$ 3,000	$ (11,597)
Net cash provided by investing activities	428	—	—	428
Net cash provided by (used in) financing activities	(42,480)	8,627	(3,000)	(36,853)
Effect of exchange rates on cash	(61)	—	—	(61)

Net increase (decrease) in cash	(48,619)	536	—	(48,083)
Cash - beginning of period	108,518	1,734	—	110,252

Cash - end of period	$ 59,899	$ 2,270	$ —	$ 62,169

For the six months ended June 30, 2011:
Net cash provided by (used in) operating activities	$ 9,554	$ (33,150)	$ 22,000	$ (1,596)
Net cash used in investing activities	(3,517)	—	—	(3,517)
Net cash provided by (used in) financing activities	(17,367)	33,265	(22,000)	(6,102)
Effect of exchange rates on cash	(20)	—	—	(20)

Net increase (decrease) in cash	(11,350)	115	—	(11,235)
Cash - beginning of period	79,232	811	—	80,043

Cash - end of period	$ 67,882	$ 926	$ —	$ 68,808

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Funds’ investment management fees	$ 20,458	$ 44,978	$ 45,295	$ 91,447
Sub-advisory investment management fees on GAM-sponsored funds	394	774	761	1,415

Artio Global Investors Inc. Second Quarter 2012 Form 10-Q   14

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Fees receivable related to investment management fees are included in Fees receivable and accrued fees, net of allowance for doubtful accounts in the Consolidated Statement of Financial Position as follows:

	As of
(in thousands)	June 30, 2012	December 31, 2011
Funds’ investment management fees	$ 6,011	$ 8,919
Sub-advisory investment management fees on GAM-sponsored funds	415	397

Tax Receivable Agreement

We have a tax receivable agreement that requires us to share certain tax benefits with our Principals. During the second quarter of 2012, the Principals exchanged their remaining interests in Holdings, which allowed us to make an election to step up our tax basis in accordance with Section 754 of the Internal Revenue Code of 1986, as amended. The Principals’ share of the tax benefit was recorded in Due under tax receivable agreement on the Consolidated Statement of Financial Position.

During the six months ended June 30, 2012, we made an aggregate payment of approximately $7.0 million to the Principals pursuant to this agreement towards the liability relating to the 2011 tax returns.

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

Note 5. Investments, at Fair Value and Investments Sold, Not Yet Purchased by the Consolidated Investment Products, at Fair Value

In 2012, one of our consolidated investment vehicles entered into a total return swap with an external counterparty. At inception, we accounted for the swap as a financing transaction since the reference portfolio comprised investments we owned. Accordingly, those investments are included in Investments, at fair value: Investments owned by the Consolidated Investment Products, and other seed money investments and the cash collateral we received under the terms of the swap is included as a collateralized loan in Debt: The Consolidated Investment Products in the Consolidated Statement of Financial Position. Subsequent purchases under the total return swap are accounted for as off-balance sheet derivatives.

15  Artio Global Investors Inc. Second Quarter 2012 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Investments, at fair value, as of June 30, 2012, and December 31, 2011, consist of the following:

	As of
(in thousands)	June 30, 2012	December 31, 2011
Artio Global funds held for deferred compensation:
Artio Global funds	$10,142	$10,211

Total Artio Global funds held for deferred compensation	$10,142	$10,211

Investments owned by the Consolidated Investment Products, and other seed money investments:
Investments owned by the Consolidated Investment Products:
Equity securities	$ 6,149	$ 1,979
Fixed income investments:
Corporate bonds	21,165	23,205
Sovereign and international financial organization debt	15,295	14,207
Term loans(a)	12,210	13,961
Warrants	102	111
Resell agreements	3,983	3,059

Total investments owned by the Consolidated Investment Products	58,904	56,522

Other seed money investments:
Equity fund	1,823	1,822
Equity securities	1,239	1,166

Total other seed money investments	3,062	2,988

Total investments owned by the Consolidated Investment Products, and other seed money investments	$ 61,966	$59,510

Investments sold, not yet purchased by the Consolidated Investment Products:
Corporate bonds	$ (1,990)	$ (3,048)

Total investments sold, not yet purchased by the Consolidated Investment Products	$ (1,990)	$ (3,048)

(a)	Includes $8.6 million of investments, that are held by a counterparty to a total return swap. The counterparty to the swap is not obligated to hold the investments and may dispose of them. In determining the fair values of the assets subject to the swap, we consider the creditworthiness of the counterparty to the swap. The collateralized loan associated with the swap outstanding as of June 30, 2012, was $5.5 million and is included in Debt: The Consolidated Investment Products in the Consolidated Statement of Financial Position.

Artio Global Investors Inc. Second Quarter 2012 Form 10-Q   16

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Net gains (losses) for the three and six months ended June 30, 2012 and 2011, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Net gains on Artio Global funds held for deferred compensation	$ (546)	$ (56)	$ 614	$ 363
Less: Net gains on redeemed Artio Global funds held for deferred compensation	(16)	19	537	848

Unrealized gains (losses) on Artio Global funds held for deferred compensation	$ (530)	$ (75)	$ 77	$(485)

Net gains (losses) – the Consolidated Investment Products and other seed money investments:
Net gains on investments of the Consolidated Investment Products	$(1,721)	$(198)	$ (106)	$ 144
Less: Net gains (losses) on investments of the Consolidated Investment Products sold or matured	(769)	106	(1,917)	260

Unrealized gains (losses) on investments of the Consolidated Investment Products	$ (952)	$(304)	$1,811	$(116)

Net gains on other seed money investments	$ (409)	$ (92)	$ 57	$ 98
Less: Net gains on other seed money investments sold, matured or redeemed	16	63	31	185

Unrealized gains on other seed money investments	$ (425)	$(155)	$ 26	$ (87)

Total net gains – the Consolidated Investment Products and other seed money investments	$(2,130)	$(290)	$ (49)	$ 242
Less: Total net gains (losses) on the Consolidated Investment Products and other seed money investments sold, matured or redeemed	(753)	169	(1,886)	445

Total unrealized gains (losses) on the Consolidated Investment Products and other seed money investments	$(1,377)	$(459)	$1,837	$(203)

17  Artio Global Investors Inc. Second Quarter 2012 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Consolidated Investment Products’ investment income, including income from derivative contracts, is recorded in Non-operating income (loss): The Consolidated Investment Products and other seed money investments: Net gains (losses) in the Consolidated Statement of Operations and is derived from the following investment categories:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Equity securities	$ (549)	$(318)	$(351)	$(224)
Fixed income investments:
Corporate bonds	(935)	145	(40)	550
Sovereign and international financial organization debt	(449)	253	459	253
Term loans	(376)	121	44	144
Warrants	(57)	(43)	(10)	(43)
Total return swap	396	—	396	—
Credit default swaps	521	98	—	(50)
Foreign exchange contracts	(261)	(335)	(397)	(355)
Options	(17)	(199)	(207)	(200)
Other	6	80	—	69

Total net gains (losses) – the Consolidated Investment Products	$(1,721)	$(198)	$(106)	$ 144

Unrealized gains are included in Non-operating income (loss): The Consolidated Investment Products and other seed money investments: Net gains in the Consolidated Statement of Operations.

Fair Value

We carry our investments portfolio at fair value using a valuation hierarchy based on the transparency of the inputs to the valuation techniques used to measure fair value. Classification within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The valuation hierarchy contains three levels: (i) valuation inputs comprising unadjusted quoted market prices for identical assets or liabilities in active markets (“Level 1”); (ii) valuation inputs comprising quoted prices for identical assets or liabilities in markets that are not active, quoted market prices for similar assets and liabilities in active markets, and other observable inputs directly or indirectly related to the asset or liability being measured (“Level 2”); and (iii) valuation inputs that are unobservable and are significant to the fair value measurement (“Level 3”). Unobservable inputs are inputs that reflect our own assumptions about the assumptions participants would use in pricing the asset or liability, developed based on the best information available in the circumstances. We also classify investments as Level 3 if fair value is obtained from third party pricing services with a single non-binding broker quote as the underlying valuation source.

Artio Global Investors Inc. Second Quarter 2012 Form 10-Q   18

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Our investments as of June 30, 2012, are valued using prices as follows:

(in thousands)	Total	Level 1 Quoted Prices	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs
Artio Global funds held for deferred compensation:
Artio Global funds	$10,142	$10,142	$—	$ —

Total Artio Global funds held for deferred compensation	$10,142	$10,142	$—	$ —

Investments owned by the Consolidated Investment Products, and other seed money investments:
Investments owned by the Consolidated Investment Products:
Equity securities	$ 6,149	$ 4,737	$833	$ 579
Fixed income investments:
Corporate bonds	21,165	—	20,995	170
Sovereign and international financial organization debt	15,295	—	15,295	—
Term loans	12,210	—	11,221	989
Warrants	102	102	—	—
Resell agreements	3,983	—	3,983	—

Total investments owned by the Consolidated Investment Products	58,904	4,839	52,327	1,738

Other seed money investments:
Equity fund	1,823	1,823	—	—
Equity securities	1,239	1,239	—	—

Total other seed money investments	3,062	3,062	—	—

Total investments owned by the Consolidated Investment Products, and other seed money investments	$61,966	$ 7,901	$52,327	$1,738

Investments sold, not yet purchased by the Consolidated Investment Products:
Fixed income investments:
Corporate bonds	$ (1,990)	$ —	$(1,990)	$ —

Total investments sold, not yet purchased by the Consolidated Investment Products	$ (1,990)	$ —	$(1,990)	$ —

19  Artio Global Investors Inc. Second Quarter 2012 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Our investments as of December 31, 2011, are valued using prices as follows:

(in thousands)	Total	Level 1 Quoted Prices	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs
Artio Global funds held for deferred compensation:
Artio Global funds	$10,211	$10,211	$ —	$ —

Total Artio Global funds held for deferred compensation	$10,211	$10,211	$ —	$ —

Investments owned by the Consolidated Investment Products, and other seed money investments:
Investments owned by the Consolidated Investment Products:
Equity securities	$ 1,979	$ 1,927	$ —	$ 52
Fixed income investments:
Corporate bonds	23,205	279	22,513	413
Sovereign and international financial organization debt	14,207	—	14,207	—
Term loans	13,961	—	13,014	947
Warrants	111	111	—	—
Resell agreements	3,059	—	3,059	—

Total investments owned by the Consolidated Investment Products	56,522	2,317	52,793	1,412

Other seed money investments:
Equity fund	1,822	1,822	—	—
Equity securities	1,166	1,166	—	—

Total other seed money investments	2,988	2,988	—	—

Total investments owned by the Consolidated Investment Products, and other seed money investments	$59,510	$ 5,305	$52,793	$1,412

Investments sold, not yet purchased by the Consolidated Investment Products:
Corporate bonds	$ (3,048)	$ (810)	$ (2,238)	$ —

Total investments sold, not yet purchased by the Consolidated Investment Products	$ (3,048)	$ (810)	$ (2,238)	$ —

Derivative contracts, which are included in Other assets and Other liabilities in the Consolidated Statement of Financial Position, are valued using Level 2 inputs.

There were no transfers between Level 1 and Level 2 securities.

Artio Global Investors Inc. Second Quarter 2012 Form 10-Q   20

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Changes during the six months ended June 30, 2012 and 2011, in Level 3 securities are as follows:

	As of
(in thousands)	June 30, 2012	June 30, 2011
Equity securities owned by the Consolidated Investment Products:
Beginning of period	$52	$146
Purchases	560	—
Net losses during the period	(33)	(38)

End of period	$579	$108

Equity securities – total losses for the period attributable to the change in unrealized gains or losses relating to assets still held as of end of period	$(33)	$(38)

Corporate bonds owned by the Consolidated Investment Products:
Beginning of period	$413	$—
Purchases	10	693
Sales	(41)	(47)
Net gains (losses) during the period	(212)	19

End of period	$170	$665

Corporate bonds – total gains (losses) for the period attributable to the change in unrealized gains or losses relating to assets still held as of end of period	$(212)	$19

Term loans owned by the Consolidated Investment Products:
Beginning of period	$947	$955
Purchases	999	2,466
Sales	(967)	(762)
Transfers to level 2	—	(118)
Amortization	19	9
Net gains (losses) during the period	(9)	(7)

End of period	$989	$2,543

Term loans – total gains (losses) for the period attributable to the change in unrealized gains or losses relating to assets still held as of end of period	$(21)	$1

During the six months ended June 30, 2011, $0.1 million in term loans were transferred from Level 3 to Level 2, due to the availability of an additional external observable pricing source.

We use a market-yield analysis approach to value our Level 3 term loan investments. We consider the number of contributors used by an authorized pricing service for their valuation of a particular asset a direct reflection of liquidity. If an authorized pricing service reports using only one indicator quote, we classify the asset as Level 3. We review prices obtained from the authorized pricing services, using our own observations of market yields for similar instruments, for yield and reasonableness. Based on our internal review, the pricing committee may revalue the loans if it believes the pricing service valuation does not reflect our observations of market yields. As of June 30, 2012, they did not revalue any loans.

21  Artio Global Investors Inc. Second Quarter 2012 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The values of other securities designated as Level 3 are based on our own computations. Valuation techniques and inputs used in the fair value measurement of these securities are as follows:

(in thousands, except percentages)	Fair Value as of June 30, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
Equity security	$555	Internal model(a)	Market adjustments	N/A

Corporate bond	170	Market adjusted last available trade(b)	Market adjustments	N/A

N/A	– Not applicable.
(a)	Valuation is based upon the last available price for the corresponding debt security, multiplied by the debt to equity conversion ratio, and if necessary, adjusted for market price movements.
(b)	The corporate bond no longer has an active market. Fair value is estimated based upon the last available price, and if necessary, adjusted for market price movements.

Total Level 3 securities are as follows:

(in thousands)	As of June 30, 2012
Single quote investments (term loans)	$ 989
Internal valuations	725
Other equity securities	24

Total Level 3 securities	$1,738

Note 6. Derivative Contracts

The Consolidated Investment Products employ credit default swaps, foreign exchange contracts, options and futures contracts as part of their trading strategies and are accounted for as trading products.

	Notional/Nominal Amount as of		Average Notional/Nominal Amount Outstanding for the Six Months Ending
(in thousands)	June 30, 2012	December 31, 2011	June 30, 2012	June 30, 2011
Credit default swaps	$48,165	$14,450	$33,221	$ 5,300
Total return swap	28,398	—	22,123	—
Foreign exchange contracts	9,843	27,250	14,025	11,179
Option contracts	20	5,957	2,711	9,533

Artio Global Investors Inc. Second Quarter 2012 Form 10-Q   22

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Fair value of derivative contracts as of June 30, 2012, and December 31, 2011, is as follows:

	Assets		Liabilities
(in thousands)	Statement of Financial Position Location	Fair Value	Statement of Financial Position Location	Fair Value
As of June 30, 2012:
Credit default swaps	Other assets	$792
Foreign exchange contracts	Other assets	4	Other liabilities	$12
Option contracts	Other assets	20

As of December 31, 2011:
Credit default swaps	Other assets	$993
Foreign exchange contracts	Other assets	272	Other liabilities	$80
Option contracts	Other assets	93

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

Consolidated Investment Products

Certain Consolidated Investment Products employ leverage to finance their investments. The leverage takes the form of a prime brokerage arrangement or is provided by a total return swap on selected assets. Interest on the prime brokerage arrangement is payable at the Fed Funds rate plus a range of 40 to 125 basis points; and interest under the total return swap includes an implicit interest rate based on LIBOR plus a range of 115 to 125 basis points with a maximum portfolio book value of $100.0 million, and minimum portfolio book values ranging from $35.0 million to $75.0 million, based on the number of days since the inception of the total return swap. As of June 30, 2012, interest was computed on the greater of the actual reference portfolio book value of $37.0 million or the then applicable minimum portfolio book value of $50.0 million under the total return swap agreement. The minimum portfolio book value increases to $75 million in the fourth quarter of 2012. The designated maturity of the total return swap is monthly and has a scheduled ramp-down after 18 months. Both borrowing arrangements are currently collateralized by investments held at the lending bank. In the case of the total return swap, the counterparty to the swap is not obligated to offset portfolio risk by retaining or purchasing the underlying loans. Accordingly, our pricing procedures consider the effect of counterparty risk when assigning fair values to our investments.

23  Artio Global Investors Inc. Second Quarter 2012 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 8. Share-Based Payments

Activity under the Artio Global Investors Inc. 2009 Stock Incentive Plan (the “Plan”) was as follows:

Units/Shares
Available for grant at inception	9,700,000
Restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) granted, including dividend equivalents	(6,076,588)
Fully-vested restricted stock granted to independent directors	(122,299)
RSUs forfeited, including dividend equivalents	260,656

Available for grant as of June 30, 2012	3,761,769

Certain of the RSUs we have granted have only service conditions, while others have performance or market conditions.

Awards Having Only Service Conditions

	Weighted- Average Grant Date Fair Value	Number of RSUs and RSAs	RSU and RSA Dividend Equivalents
Granted and unvested as of December 31, 2011	$22.02	1,822,079	66,562
Grants:
RSUs and RSAs	4.42	875,143
Dividend equivalents			47,319
Vesting:
RSUs	17.62	(225,157)
Dividend equivalents			(6,909)
Forfeitures:
RSUs	18.50	(54,171)
Dividend equivalents			(2,204)

Granted and unvested as of June 30, 2012	16.99	2,417,894	104,768

Granted and unvested as of December 31, 2010	25.70	1,856,997	27,225
Grants:
RSUs	14.81	450,976
Dividend equivalents			18,554
Vesting:
RSUs	23.08	(76,835)
Dividend equivalents			(1,144)
Forfeitures:
RSUs	25.49	(3,029)
Dividend equivalents			(57)

Granted and unvested as of June 30, 2011	23.72	2,228,109	44,578

Compensation expense related to awards with only service conditions is recognized using a straight-line method over the requisite service period (generally a three- or five-year period from the date of the grant for the entire award), unless an award meets retirement eligibility requirements. Compensation expense related to the amortization of RSU and RSA grants is included in Employee compensation and benefits in the Consolidated Statement of Operations and was $3.7 million for the three months ended June 30, 2012 and 2011. Compensation expense related to the amortization of RSU and RSA grants was $7.2 million for the six months ended June 30, 2012 and 2011.

Artio Global Investors Inc. Second Quarter 2012 Form 10-Q   24

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Awards Having Performance or Market Conditions

Awards issued pursuant to the long-term incentive program (the “LTIP”) are in the form of RSUs and granted pursuant to the overall Plan. The LTIP awards are subject to either performance- or market-based conditions. The conditions of the performance-based awards correspond with the responsibilities of the recipients and are linked to either investment performance or sales targets, while the condition associated with the market-based awards relates to increasing the price/earnings multiple of our Class A common stock as compared to our peer group. The LTIP awards have three-year cliff vesting. The fair value of the awards with performance conditions is based on the probable outcome of the performance target and is amortized over the vesting period. In some cases, performance targets may be set on an annual basis and communicated to employees after the initial grant date. For these, grant date (for purposes of determining fair value and commencement of amortization) is when the performance targets are set and communicated. The assumptions used to derive the fair value of the performance-based awards are reviewed by management on a quarterly basis. Changes to the fair value of such awards are reflected in Employee compensation and benefits in the Consolidated Statement of Operations. The fair value of the awards with market conditions was determined at the initial grant date and is being amortized over the three-year vesting period. The entire expense will be recognized unless the service condition is not met.

	Weighted- Average Grant Date Fair Value(a)	Number of LTIP RSUs	Future Grant Date LTIP RSUs	LTIP RSU Dividend Equivalents
LTIP RSUs as of December 31, 2011	$14.81	1,759,668	178,695	48,879
Grants	4.54	107,930
Grant date fair value set	6.12	71,304	(71,304)
Forfeitures:
RSUs	7.07	(15,954)	(33,929)
Dividend equivalents				(2,787)
Dividend equivalents				37,493

LTIP RSUs as of June 30, 2012	11.38	1,922,948	73,462	83,585

LTIP RSUs as of December 31, 2010	—	—	—	—
Grants:
LTIP RSUs	14.81	1,863,772	178,695
Dividend equivalents				16,757

LTIP RSUs as of June 30, 2011	14.81	1,863,772	178,695	16,757

(a)	Weighted-average grant date fair value for grants is based on the closing price on the grant date. Market-based grants do not use the weighted-average grant date fair value to calculate amortization expense, but a fair value using a Monte Carlo pricing model. The model requires management to develop estimates regarding certain input variables. If we had used different methods to estimate our variables for the Monte Carlo model, or if we had used a different type of pricing model, the fair value of our grants might have been different.

Compensation expense related to the LTIP RSU grants is included in Employee compensation and benefits in the Consolidated Statement of Operations and was $1.0 million for the three months ended June 30, 2012 and $0.9 million for the three months ended June 30, 2011. Compensation expense related to the LTIP RSU grants was $2.0 million for the six months ended June 30, 2012 and $1.9 million for the three months ended June 30, 2011.

25  Artio Global Investors Inc. Second Quarter 2012 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 9. Income Taxes

A summary of the provisions for income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Current:
Federal	$1,125	$11,638	$1,279	$22,384
State and local	(750)	3,495	(487)	6,790

Total	375	15,133	792	29,174

Deferred:
Federal	(443)	(194)	3,455	1,478
State and local	(219)	(70)	788	968

Total	(662)	(264)	4,243	2,446

Income tax expense	$(287)	$14,869	$5,035	$31,620

Tax years 2008 to the present are open for examination by Federal, state and local tax authorities. We are currently under examination by the New York City tax authorities for Investment Adviser for the years 2006 and 2007. There are waivers extending our New York City 2006 and 2007 tax years to December 2012.

A reconciliation between the Federal statutory tax rate of 35% and the effective tax rates is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in percentages)	2012	2011	2012	2011
Federal statutory rate	35%	35%	35%	35%
State and local, net of Federal benefit, and other	5	6	5	6
Non-controlling interests	4	(1)	(2)	(1)
Permanent differences:
Vesting of RSUs	—	—	10	—
Realization of unrecognized tax benefit	(70)	—	(7)
Other	—	1	1	1

Total	(26)%	41%	42%	41%

Our deferred tax asset includes $7.6 million related to amortization of RSU awards granted at prices between $26.25 and $4.42 per share, and vests from September 2012 to February 2015.

Deferred tax benefits on amortization of RSU awards are recorded based on the grant-date fair value of the awards. The actual tax benefit upon vesting is based on our stock price on the date the awards vest. If the stock price on vesting date is less than the grant-date fair value, the excess deferred tax benefit on the awards is charged to Income taxes in the Consolidated Statement of Operations.

As of June 30, 2012, the grant-date fair values of all unvested RSU and RSA grants were in excess of our stock price on that date, in some cases significantly so. If the awards vest at prices below the grant-date fair values, the related deferred tax benefits will be partially unrecoverable, and the amounts could be material.

As of June 30, 2012, $2.0 million of unrecognized tax benefits, if recognized, would have an impact on our effective tax rate.

Artio Global Investors Inc. Second Quarter 2012 Form 10-Q   26

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

A reconciliation of the change in unrecognized tax benefits is as follows:

(in thousands)
Balance, January 1, 2011	$2,974
Additions (reductions) for tax provisions of prior years	—
Additions based on tax provisions related to current year	203
Reductions for settlements with taxing authorities	—
Lapse of statute of limitations	—

Balance, December 31, 2011	3,177
Additions (reductions) for tax provisions of prior years	29
Additions based on tax provisions related to current year	—
Reductions for settlements with taxing authorities	(1,181)
Lapse of statute of limitations	—

Balance, June 30, 2012	$2,025

We believe that it is reasonably possible that there will be a decrease of up to $1.0 million in unrecognized tax benefits within the upcoming year due to the lapse under the statute of limitations.

Note 10. Earnings Per Share (“EPS”)

Basic and diluted EPS were calculated using the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Net income attributable to Artio Global Investors – Basic	$1,535	$21,150	$6,135	$43,182

Net income attributable to non-controlling interests(a)	12	—	—	—
Income tax related to non-controlling interests(a)	(28)	—	—	—

Net income - Diluted	$1,519	$21,150	$6,135	$43,182

Weighted average shares for basic EPS	59,213	58,393	58,703	58,373
Dilutive potential shares from exchange of New Class A Units by the Principals(a)	303	—	—	—
Dilutive potential shares from grants of RSUs(b)	298	184	289	102

Weighted average shares for diluted EPS	59,814	58,577	58,992	58,475

(a)	The potential impact of the exchange of non-voting Class A member interests in Holdings (“New Class A Units”) by the Principals, and cancelation of corresponding shares of Class B common stock, for Class A common stock of 0.8 million weighted average shares for the six months ended June 30, 2012, was antidilutive. The potential impact of the exchange of New Class A Units by the Principals, and cancelation of corresponding shares of Class B common stock, for Class A common stock of 1.2 million weighted average shares for the three months and six months ended June 30, 2011, was antidilutive. In April 2012, the Principals each exchanged their remaining 600,000 New Class A Units for 600,000 shares of Class A common stock and a corresponding number of shares of Class B common stock were canceled.
(b)	The potential impact of an additional 2.5 million granted RSUs and RSAs for the three months ended June 30, 2012, and an additional 1.9 million granted RSUs and RSAs for the six months ended June 30, 2012, was antidilutive. The potential impact of an additional 2.0 million granted RSUs for the three months ended June 30, 2011, and an additional 1.6 million granted RSUs for the six months ended June 30, 2011, was antidilutive.

On July 27, 2012, our Board of Directors declared a dividend of $0.02 per share to be paid on August 27, 2012, to holders of record of our Class A common stock as of the close of business on August 13, 2012.

27  Artio Global Investors Inc. Second Quarter 2012 Form 10-Q

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

Note 13. Subsequent Events

In August 2012, we announced our decision to discontinue offering our U.S. Equity strategies, resulting in reduced staffing levels in U.S. Equity and other parts of the organization. As a result, we expect to record a non-recurring charge in the range of $4.0 to $5.0 million during the third quarter of 2012.

Artio Global Investors Inc. Second Quarter 2012 Form 10-Q   28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Introduction

Artio Global Investors Inc. (“Investors” or the “Company”) and subsidiaries (collectively, “we,” “us” or “our”) comprises Investors and its subsidiaries, including Artio Global Holdings LLC (“Holdings”), an intermediate holding company that owns Artio Global Management LLC (“Investment Adviser”), a registered investment adviser under the Investment Advisers Act of 1940, as amended; Artio Global Institutional Services LLC, which is licensed as a limited-purpose broker-dealer; and certain investment vehicles we consolidate because we have a controlling financial interest in them (the “Consolidated Investment Products”). In April 2012, Richard Pell, our Chairman, Chief Executive Officer and Chief Investment Officer (“Pell”), and Rudolph-Riad Younes, our Head of International Equity (“Younes,” together with Pell, the “Principals”) exchanged their remaining interests in Holdings for shares of Investors’ Class A common stock, leaving Holdings as a wholly owned subsidiary (see Notes to Consolidated Financial Statements, Note 2. Stockholders’ Equity). Prior to the exchange, Holdings was approximately 98% owned by Investors and 1% owned by each of the Principals. The Principals’ interests were reflected in the consolidated financial statements as Non-controlling interests in Holdings.

Our MD&A is provided in addition to the accompanying consolidated financial statements and footnotes to assist readers in understanding our results of operations and liquidity and capital resources. The MD&A is organized as follows:

•	General Overview. Beginning on page 30, we provide a summary of our overall business and the economic environment.

•	Key Performance Indicators. Beginning on page 31, we discuss the operating and financial indicators that guide management’s review of our performance.

•

Assets Under Management. Beginning on page 34, we provide a detailed discussion of our assets under management (“AuM”), which is the major driver of our operating revenues and key performance indicators.

•	Revenues and Other Operating Income. Beginning on page 39, we compare our revenue and other operating income to the corresponding periods a year ago.

•	Operating Expenses. Beginning on page 39, we compare our operating expenses to the corresponding periods a year ago.

•	Non-operating Income (Loss). Beginning on page 40, we compare our non-operating income (loss) to the corresponding periods a year ago.

•	Income Taxes. Beginning on page 40, we compare our effective tax rates to the corresponding periods a year ago.

•

Liquidity and Capital Resources. Beginning on page 41, we discuss our working capital as of June 30, 2012, and December 31, 2011, and cash flows for the first six months of 2012 and 2011. Also included is a discussion of the financial capacity available to help fund our future activities.

•	New Accounting Standards. Beginning on page 43, we discuss new accounting pronouncements that may apply to us.

•

Cautionary Note Regarding Forward-Looking Statements. Beginning on page 43, we describe the risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements set forth in this Form 10-Q relating to our financial results, operations, business plans and prospects. Such forward-looking statements are based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances.

29  Artio Global Investors Inc. Second Quarter 2012 Form 10-Q

General Overview

Business

We are an asset management company that provides investment management services to institutional and mutual fund clients. We manage and advise proprietary (mutual) funds; commingled institutional investment vehicles; institutional separate accounts; sub-advisory accounts; and a hedge fund. While our operations and clients are primarily U.S.-based, a substantial portion of our AuM is invested outside of the U.S. Historically, our distribution activities were primarily focused within North America, and recently, we have expanded our distribution activities into Europe, the Middle East, Australia, New Zealand and parts of Asia. Our revenues are primarily billed in U.S. dollars and are calculated based on the U.S. dollar value of the investment assets we manage for clients. Our managed portfolios have exposures to currencies other than the U.S. dollar, which can affect our revenues. As of June 30, 2012, 48% of our AuM were exposed to currencies other than the U.S. dollar. Consequently, changes in foreign currency exchange rates will affect our revenues. Our expenses are primarily billed and paid in U.S. dollars and not significantly impacted by foreign currency exchange rates, although our shareholder servicing expenses are driven by average daily market value of proprietary fund AuM and therefore, indirectly impacted by foreign currency exchange rates.

For select new product initiatives, we invest in the related investment vehicles in order to provide critical mass. We refer to these investments as “seed money investments.” Income from seed money investments is included in non-operating income. This income is, by nature, variable. Since the third quarter of 2010, we have made aggregate seed money investments of $47 million.

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

After a strong start for global equities and high yield bonds in the first quarter of 2012, most of the second quarter was spent in negative territory, with the month of May posting the most severe declines. European markets were particularly affected in May, with declines in the euro exacerbating the negative effects for U.S. dollar-based investors. Rising concerns over the debt crisis in Greece and possible contagion effects generally lowered the appetite for risk assets among investors. However, in June, markets exhibited signs of relief amid some progress being made on the Greek bailout, although an ultimate solution is still not in sight. Despite the rally for equities in June, almost all global equity markets ended the second quarter lower, while bonds generally moved higher over the period. For the year-to-date period, the majority of equity and fixed income markets managed to achieve positive results.

Looking ahead, the so-called “fiscal cliff” in the U.S., comprising more than $600 billion in higher taxes and spending reductions in 2013 if Congress is unable to reach a compromise, remains a concern for investors. Worries that such an outcome could trigger a recessionary relapse is likely to dominate market sentiment in the near term, as is the U.S. Presidential election.

Artio Global Investors Inc. Second Quarter 2012 Form 10-Q   30

Key Performance Indicators

Our management reviews our performance on a monthly basis, focusing on the indicators described below.

(in millions, except basis points, percentages and per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating indicators
AuM at end of period	$21,156	$46,835	$21,156	$46,835
Average AuM for period(a)	23,616	49,783	26,003	51,206
Net client cash flows	(4,469)	(4,528)	(10,464)	(7,758)
Market appreciation (depreciation)	(1,020)	35	1,261	1,186

Financial indicators
Investment management fees	33	78	76	160
Effective fee rate (basis points)(b)	56.7	63.0	58.8	63.0
Adjusted operating income(c)	5	39	16	81
Adjusted operating margin(d)	16.5%	50.5%	21.1%	50.7%
Adjusted EBITDA(c)	9	42	22	87
Adjusted EBITDA margin(d)	26.7%	54.2%	29.2%	54.0%
Adjusted compensation ratio(c)(e)	50.6%	29.6%	47.6%	30.3%
Adjusted net income attributable to Artio Global Investors(c)	3	23	10	47
Diluted earnings per share	$ 0.03	$ 0.36	$ 0.10	$ 0.74
Adjusted diluted earnings per share(f)	$ 0.05	$ 0.39	$ 0.16	$ 0.80

(a)	Average AuM for a period is computed on the beginning-of-first-month balance and all end-of-month balances within the period.
(b)	The effective fee rate is computed by dividing annualized investment management fees (normalized for the number of days in the period) by average AuM for the period.
(c)	See the “Adjusted Performance Measures” section of this MD&A for reconciliations of Employee compensation and benefits to Adjusted compensation; Operating income before income tax expense to Adjusted operating income; Net income to adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”); and Net income attributable to Artio Global Investors to Adjusted net income attributable to Artio Global Investors.
(d)	Adjusted operating and Adjusted EBITDA margins are calculated by dividing Adjusted operating income and Adjusted EBITDA by Total revenues and other operating income.
(e)	Calculated as Adjusted compensation(c) divided by Total revenues and other operating income.
(f)	Adjusted diluted earnings per share is calculated by dividing Adjusted net income attributable to Artio Global Investors by Adjusted weighted average diluted shares (see the “Adjusted Performance Measures” section of this MD&A).

Operating Indicators

Our revenues are driven by the amount and composition of our AuM, as well as by our fee structure. As a result, management closely monitors our AuM. We believe average AuM is more useful than quarter-end AuM in analyzing performance during a period, as most of our fees are calculated based on daily or monthly AuM, rather than quarter-end balances of AuM.

Net client cash flows represent purchases by new or existing clients, less redemptions. Our net client cash flows are driven by the performance of our investment strategies relative to their respective benchmark and/or peers, absolute levels of performance, competitiveness of our fee rates, the success of our marketing and client service efforts, as well as clients’ appetite for risk and the state of equity and fixed income markets overall. Net client cash outflows were $4.5 billion in the three months ended June 30, 2012, and $10.5 billion in the six months ended June 30, 2012. In our view, this reflects a variety of contributing factors, with underperformance in our International Equity strategies during 2009 through 2011 being the primary factor driving net client cash outflows.

Net client outflows for the first half of 2012 were partially offset by market appreciation of $1.3 billion, of which the International Equity strategies represented $0.8 billion.

31  Artio Global Investors Inc. Second Quarter 2012 Form 10-Q

Financial Indicators

Management reviews certain financial ratios to monitor progress with internal forecasts, monitor our business drivers and compare our firm with others in the asset management industry. The effective fee rate represents the amount of investment management fees we earn divided by the average dollar value of AuM we manage. This information can be used as an indicator of the contribution of our products to revenues. Adjusted operating and Adjusted EBITDA margins are important indicators of our profitability and the efficiency of our business model. (See the “Adjusted Performance Measures” section of this MD&A for a discussion of financial indicators not prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”).) Other ratios shown in the table on page 31 allow us to review expenses in comparison with our revenues.

Investment management fees are earned from managing clients’ assets and fluctuate based on the total value of AuM, composition of AuM among our investment vehicles and among our investment strategies, and changes in the investment management fee rates on our products. Fees from our International Equity strategies are our primary revenue source and as a percentage of Investment management fees were approximately 70% in the first half of 2012 and 85% in the first half of 2011. The decrease in revenue percentage from our International Equity strategies primarily reflects net client cash outflows in 2011 and the first half of 2012.

Our effective fee rate of 56.7 basis points for the second quarter of 2012 has declined in recent quarters due primarily to a greater proportion of our AuM being in fixed income strategies, which typically have lower average fee rates than our equity strategies.

Our Adjusted operating and Adjusted EBITDA margins in the first half of 2012 decreased compared to the first half of 2011, as revenues declined faster than expenses. We expect our margins to be under pressure throughout 2012, given the significant decline in AuM.

Adjusted Performance Measures

Certain of our financial indicators are adjusted versions of balances in our consolidated financial statements and are not prepared in conformity with GAAP. We believe these adjusted financial indicators are meaningful as they are more representative of our ongoing expense base than their GAAP counterparts. We exclude the amortization expense associated with equity awards granted to employees at the time of our initial public offering (“IPO”) in 2009, severance costs associated with our staff reduction program initiative in 2011 and 2012, and the accelerated amortization of debt expense associated with the termination of our revolving credit facility in the first quarter of 2012. We also present Adjusted net income attributable to Artio Global Investors per diluted share, which assumes the full exchange of our Principals’ non-controlling interests for Class A common stock at the beginning of each period presented. (This adjustment does not conform with GAAP, for those periods in which the shares are antidilutive. In such periods, the adjustment has the effect of increasing earnings per share.) These adjustments are reflected in Adjusted operating income, Adjusted operating margin, Adjusted compensation ratio, Adjusted net income attributable to Artio Global Investors, Adjusted EBITDA, Adjusted EBITDA margin and Adjusted diluted earnings per share. Adjusted EBITDA and Adjusted EBITDA margin also exclude non-operating income. We have adjusted Income taxes to reflect the appropriate effective tax rate for each period after taking into consideration these non-GAAP adjustments.

Artio Global Investors Inc. Second Quarter 2012 Form 10-Q   32

The following table reconciles Employee compensation and benefits to Adjusted compensation, Operating income before income tax expense to Adjusted operating income, Net income to Adjusted EBITDA, and Net income attributable to Artio Global Investors to Adjusted net income attributable to Artio Global Investors.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Employee compensation and benefits	$19,417	$25,812	$41,751	$53,830
Less compensation adjustments:
Staff reduction costs	652	—	865	—
Amortization expense of IPO-related restricted stock unit grants	2,224	2,644	4,433	5,268

Total compensation adjustments	2,876	2,644	5,298	5,268

Adjusted compensation	$16,541	$23,168	$36,453	$48,562

Operating income before income tax expense	$ 2,506	$36,819	$10,740	$75,941
Add: total compensation adjustments	2,876	2,644	5,298	5,268
Add: write-off of unamortized debt issuance costs	—	—	122	—

Adjusted operating income	$ 5,382	$39,463	$16,160	$81,209

Net income	$ 1,406	$21,794	$6,874	$44,730
Less: interest income	(803)	(728)	(1,737)	(1,295)
Add: interest expense	48	501	483	1,027
Add: income taxes	(287)	14,869	5,035	31,620
Add: depreciation and amortization	5,586	5,507	10,652	10,677

EBITDA	5,950	41,943	21,307	86,759
Add: other non-operating (income) loss(a)	2,142	383	85	(141)
Add: staff reduction costs	652	—	865	—
Add: write off of unamortized debt issuance costs	—	—	122	—

Adjusted EBITDA	$ 8,744	$42,326	$22,379	$86,618

Net income attributable to Artio Global Investors	$ 1,535	$21,150	$ 6,135	$43,182
Add: total compensation adjustments	2,876	2,644	5,298	5,268
Add: write-off of unamortized debt issuance costs	—	—	122	—
Add: Non-operating income related to unamortized debt issuance costs	—	—	71	—
Add: Non-controlling interests in Holdings	12	719	202	1,488
Tax impact of adjustments	(1,195)	(1,240)	(2,139)	(2,485)

Adjusted net income attributable to Artio Global Investors	$ 3,228	$23,273	$ 9,689	$47,453

Weighted average diluted shares	59,814	58,577	58,992	58,475
Adjusted weighted average diluted shares(b)	59,814	59,777	59,743	59,675

(a)	Other non-operating income (loss) represents primarily gains and losses on investments of the Consolidated Investment Products.
(b)	Adjusted weighted average diluted shares assumes that the Principals had exchanged all of their non-voting Class A membership interests in Holdings (“New Class A Units”) for Class A common stock. The additional shares are antidilutive in accordance with GAAP.

33  Artio Global Investors Inc. Second Quarter 2012 Form 10-Q

Assets under Management (“AuM”)

Changes to our AuM, the distribution of our AuM among our investment products and investment strategies, and the effective fee rates on our products, all affect our operating results from one period to another.

The amount and composition of our AuM are influenced by a variety of factors including, among other things:

•	investment performance, including our investment decisions and fluctuations in both the financial markets and foreign currency exchange rates;
•	client cash flows into and out of our investment products;
•	the mix of AuM among our various strategies; and
•	our introduction or closure of investment strategies and products.

During the six months ended June, 30, 2012, we managed assets across 10 different strategies, within six asset classes, including:

•	International Equity;
•	Global Equity;
•	U.S. Equity;
•	High Grade Fixed Income;
•	High Yield; and
•	Emerging Markets Local Currency Debt.

In the third quarter of 2012, we made the decision to discontinue our U.S. Equity strategies.

Investors invest in our strategies through the investment vehicles set forth in the following table.

The following table sets forth a summary of our AuM by investment vehicle type as of June 30, 2012 and 2011.

	As of June 30,		As a % of AuM as of June 30,
(in millions, except percentages)	2012	2011	2012	2011

Proprietary Funds(a)
A shares	$ 2,789	$ 6,490
I shares(b)	7,298	14,702

Total	10,087	21,192	47.7%	45.2%
Institutional commingled funds	3,135	8,285	14.8	17.7
Separate accounts	6,465	14,221	30.6	30.4
Sub-advisory accounts	1,469	3,137	6.9	6.7

Ending AuM	$21,156	$46,835	100.0%	100.0%

(a)	Proprietary Funds include both SEC-registered funds and private offshore funds. SEC-registered mutual funds within our proprietary funds are: Artio International Equity Fund; Artio International Equity Fund II; Artio Total Return Bond Fund; Artio Global High Income Fund; Artio Global Equity Fund Inc.; Artio U.S. Microcap Fund; Artio U.S. Midcap Fund; Artio U.S. Multicap Fund; Artio U.S. Smallcap Fund; and Artio Emerging Markets Local Currency Debt Fund.
(b)	Amounts invested in private offshore funds and in the hedge fund are categorized as “I” shares.

The different fee structures associated with each type of investment vehicle make the composition of our AuM an important determinant of the investment management fees we earn. We typically earn higher effective investment management fee rates from our proprietary funds and institutional commingled funds as compared to our separate and sub-advised accounts.

Artio Global Investors Inc. Second Quarter 2012 Form 10-Q  34

The following table sets forth the changes in AuM by investment vehicle type.

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except percentages)	2012	2011	% Change	2012	2011	% Change
Proprietary Funds:
Beginning AuM	$12,862	$22,854	(44)%	$13,366	$23,013	(42)%
Gross client cash inflows	784	1,136	(31)	2,019	2,924	(31)
Gross client cash outflows	(3,043)	(2,739)	(11)	(5,755)	(5,212)	(10)

Net client cash flows	(2,259)	(1,603)	(41)	(3,736)	(2,288)	(63)
Transfers between investment vehicles	–	–	–	52	–	*

Total client cash flows	(2,259)	(1,603)	(41)	(3,684)	(2,288)	(61)
Market appreciation (depreciation)	(516)	(59)	*	405	467	(13)

Ending AuM	10,087	21,192	(52)	10,087	21,192	(52)

Institutional Commingled Funds:
Beginning AuM	4,346	9,374	(54)	4,912	9,236	(47)
Gross client cash inflows	92	104	(12)	124	257	(52)
Gross client cash outflows	(1,091)	(1,149)	5	(2,198)	(1,573)	(40)

Net client cash flows	(999)	(1,045)	4	(2,074)	(1,316)	(58)
Transfers between investment vehicles	–	(22)	*	13	188	(93)

Total client cash flows	(999)	(1,067)	6	(2,061)	(1,128)	(83)
Market appreciation (depreciation)	(212)	(22)	*	284	177	60

Ending AuM	3,135	8,285	(62)	3,135	8,285	(62)

Separate Accounts:
Beginning AuM	7,858	14,768	(47)	9,799	16,801	(42)
Gross client cash inflows	53	31	71	154	166	(7)
Gross client cash outflows	(1,232)	(677)	(82)	(3,926)	(2,917)	(35)

Net client cash flows	(1,179)	(646)	(83)	(3,772)	(2,751)	(37)
Transfers between investment vehicles	–	22	*	(65)	(188)	65

Total client cash flows	(1,179)	(624)	(89)	(3,837)	(2,939)	(31)
Market appreciation (depreciation)	(214)	77	*	503	359	40

Ending AuM	6,465	14,221	(55)	6,465	14,221	(55)

Sub-advisory Accounts:
Beginning AuM	1,579	4,332	(64)	2,282	4,357	(48)
Gross client cash inflows	26	66	(61)	65	217	(70)
Gross client cash outflows	(58)	(1,300)	96	(947)	(1,620)	42

Net client cash flows	(32)	(1,234)	97	(882)	(1,403)	37
Transfers between investment vehicles	–	–	–	–	–	–

Total client cash flows	(32)	(1,234)	97	(882)	(1,403)	37
Market appreciation (depreciation)	(78)	39	*	69	183	(62)

Ending AuM	1,469	3,137	(53)	1,469	3,137	(53)

Total AuM:
Beginning AuM	26,645	51,328	(48)	30,359	53,407	(43)
Gross client cash inflows	955	1,337	(29)	2,362	3,564	(34)
Gross client cash outflows	(5,424)	(5,865)	8	(12,826)	(11,322)	(13)

Net client cash flows	(4,469)	(4,528)	1	(10,464)	(7,758)	(35)
Transfers between investment vehicles	–	–	–	–	–	–

Total client cash flows	(4,469)	(4,528)	1	(10,464)	(7,758)	(35)
Market appreciation (depreciation)	(1,020)	35	*	1,261	1,186	6

Ending AuM	$21,156	$46,835	(55)	$21,156	$46,835	(55)

* Calculation not meaningful.

35  Artio Global Investors Inc. Second Quarter 2012 Form 10-Q

Market appreciation for the three months and six months ended June 30, 2012, compared to the corresponding periods in 2011, was primarily attributable to the following strategies:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except percentages)	2012	2011	% Change		2012	2011	% Change
Market appreciation (depreciation):
International Equity I	$(464)	$(69)	*	%	$303	$278	9%
International Equity II	(536)	(28)	*		502	423	19
Other strategies	(20)	132	(115)		456	485	(6)

Total market appreciation (depreciation)	$(1,020)	$35	*		$1,261	$1,186	6

* Calculation not meaningful.

The MSCI AC World ex USA Index (the “Index”) decreased 7.6% during the three months ended June 30, 2012, and increased by 0.4% during the three months ended June 30, 2011. In the three months ended June 30, 2012, the gross performance of our International Equity I strategy was slightly ahead of the Index and our International Equity II strategy outperformed the Index by 0.5%. In the three months ended June 30, 2011, the gross performance of our International Equity I strategy trailed the Index by 0.7% and our International Equity II strategy trailed the Index by 0.6%.

The Index increased 2.8% during the six months ended June 30, 2012, and by 3.8% during the six months ended June 30, 2011. In the six months ended June 30, 2012, the gross performance of our International Equity I strategy outperformed the Index by 0.7%, and our International Equity II strategy outperformed the Index by 0.9%. In the six months ended June 30, 2011, the gross performance of our International Equity I and our International Equity II strategies each trailed the Index by 1.9%.

Absolute returns for the six months ended June 30, 2012, for our International Equity strategies and the Index were positive, although there was considerable volatility in these returns over this period. In response to a constant flow of information related to the European debt crisis, market direction was shaped by the degree of progress being made in addressing the Greek situation and possible contagion to other countries.

Relative returns versus the Index for the first half of 2012 were positive due to stock selection within developed market sectors. In developed markets outside of Japan, returns benefited from stock selection in the healthcare, industrials, energy consumer staples and telecommunications sectors, while stock selection within materials detracted. Within Japan, stock selection was positive, notably within the consumer discretionary sector which offset the negative effect of the underweight to financials. Elsewhere, emerging market stock selection had a negative effect overall, driven largely by several positions within China which were impacted by fears over an economic slowdown. The underweight to Brazil, proved positive given the weakness within this market for the first half of 2012.

Net client cash flows across all investment vehicles increased slightly during the three months ended June 30, 2012, compared to the corresponding period in 2011, mainly as a result of:

•

a $0.4 billion increase in our High Grade Fixed Income strategies’ net client cash flows, as the three months ended June 30, 2012, had net client cash inflows compared to net client cash outflows in the corresponding period in 2011;

•	a $0.3 billion decrease in our International Equity I strategy’s net client cash outflows; and
•	a $0.1 billion decrease in our International Equity II strategy’s net client cash outflows,

partially offset by,

•

a $0.5 billion decrease in our High Yield strategy’s net client cash flows, as the three months ended June 30, 2012, had net client cash outflows compared to net client cash inflows in the corresponding period in 2011; and

•	a $0.1 billion increase in our Global Equity strategy’s net client cash outflows.

Artio Global Investors Inc. Second Quarter 2012 Form 10-Q  36

Net client cash flows across all investment vehicles decreased $2.7 billion during the six months ended June 30, 2012, compared to the corresponding period in 2011, mainly as a result of:

•	a $1.9 billion increase in our International Equity II strategy’s net client cash outflows;
•	a $0.9 billion increase in our International Equity I strategy’s net client cash outflows;
•	a $0.3 billion increase in our Global Equity strategy’s net client cash outflows; and
•

a $0.2 billion decrease in our High Yield strategy’s net client cash flows, as the six months ended June 30, 2012, had net client cash outflows compared to net client cash inflows in the corresponding period in 2011, partially offset by:

•

a $0.6 billion increase in our High Grade Fixed Income strategies’ net client cash flows, as the six months ended June 30, 2012, had net client cash inflows compared to net client cash outflows in the corresponding period in 2011.

Proprietary Funds

Net client cash flows related to proprietary funds decreased $0.7 billion during the three months ended June 30, 2012, compared to the corresponding period in 2011, mainly as a result of:

•

a $0.6 billion decrease in our Global High Income Fund’s net client cash flows, as the three months ended June 30, 2012, had net client cash outflows compared to net client cash inflows in the corresponding period in 2011; and

•	a $0.1 billion increase in our International Equity II Fund’s net client cash outflows.

Net client cash flows related to proprietary funds decreased $1.4 billion during the six months ended June 30, 2012, compared to the corresponding period in 2011, mainly as a result of:

•	a $0.9 billion increase in our International Equity II Fund’s net client cash outflows;
•	a $0.3 billion increase in our International Equity I Fund’s net client cash outflows ; and
•

a $0.3 billion decrease in our Global High Income Fund’s net client cash flows, as the six months ended June 30, 2012, had net client cash outflows compared to net client cash inflows in the corresponding period in 2011, partially offset by:

•

a $0.2 billion increase in our Total Return Bond Fund’s net client cash flows, as the six months ended June 30, 2012, had net client cash inflows compared to net client cash outflows in the corresponding period in 2011.

Institutional Commingled Funds

Net client cash flows related to institutional commingled funds increased slightly during the three months ended June 30, 2012, compared to the corresponding period in 2011, mainly as a result of:

•	a $0.1 billion increase in our High Grade Fixed Income strategy’s net client cash inflows.

Net client cash flows related to institutional commingled funds decreased $0.8 billion during the six months ended June 30, 2012, compared to the corresponding period in 2011, mainly as a result of:

•	a $0.7 billion increase in our International Equity II strategy’s net client cash outflows; and
•

a $0.1 billion decrease in our Global Equity strategy’s net client cash flows, as the six months ended June 30, 2012, had net client cash outflows compared to net client cash inflows in the corresponding period in 2011.

37  Artio Global Investors Inc. Second Quarter 2012 Form 10-Q

Separate Accounts

Net client cash flows related to separate accounts decreased $0.5 billion during the three months ended June 30, 2012, compared to the corresponding period in 2011, mainly as a result of:

•	a $0.5 billion increase in our International Equity II strategy’s net client cash outflows;
•

a $0.1 billion decrease in our High Grade Fixed Income strategy’s net client cash flows, as the three months ended June 30, 2012, had net client cash outflows compared to net client cash inflows in the corresponding period in 2011; and

•	a $0.1 billion increase in our Global Equity strategy’s net client cash outflows,

partially offset by,

•	a $0.2 billion decrease in our International Equity I strategy’s net client cash outflows.

Net client cash flows related to separate accounts decreased $1.0 billion during the six months ended June 30, 2012, compared to the corresponding period in 2011, mainly as a result of:

•	a $0.5 billion increase in our International Equity I strategy’s net client cash outflows;
•	a $0.3 billion increase in our International Equity II strategy’s net client cash outflows;
•	a $0.1 billion increase in our Global Equity strategy’s net client cash outflows; and
•

a $0.1 billion decrease in our High Grade Fixed Income strategy’s net client cash flows, as the six months ended June 30, 2012, had net client cash outflows compared to net client cash inflows in the corresponding period in 2011, partially offset by:

•	a $0.1 billion decrease in our High Yield strategy’s net client cash outflows.

Sub-advisory Accounts

Net client cash flows related to sub-advised accounts increased $1.2 billion during the three months ended June 30, 2012, compared to the corresponding period in 2011, mainly as a result of:

•	a $0.7 billion decrease in our International Equity II strategy’s net client cash outflows;
•

a $0.5 billion decrease in our High Grade Fixed Income strategy’s net client cash flows, as the three months ended June 30, 2012, had net client cash inflows compared to net client cash outflows in the corresponding period in 2011; and

•	a $0.1 billion decrease in our High Yield strategy’s net client cash outflows.

Net client cash flows related to sub-advised accounts increased $0.5 billion during the six months ended June 30, 2012, compared to the corresponding period in 2011, mainly as a result of:

•

a $0.5 billion increase in our High Grade Fixed Income strategy’s net client cash flows, as the six months ended June 30, 2012, had net client cash inflows compared to net client cash outflows in the corresponding period in 2011.

Artio Global Investors Inc. Second Quarter 2012 Form 10-Q  38

Revenues and Other Operating Income

Our revenues are driven by investment management fees earned from managing clients’ assets. Investment management fees fluctuate based on the total value of AuM, composition of AuM among our investment vehicles and among our investment strategies, and changes in the investment management fee rates on our products.

The following table sets forth average AuM, the effective fee rate and Total revenues and other operating income for the three months and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except for Average AuM, effective fee rate and percentages)	2012	2011	% Change		2012	2011	% Change
Average AuM (in millions)	$23,616	$49,783	(53)%		$26,003	$ 51,206	(49)%

Effective fee rate (basis points)	56.7	63.0	(6.3	)bp	58.8	63.0	(4.2	)bp

Investment management fees	$33,320	$78,209	(57)%		$76,091	$159,985	(52)%
Net gains (losses) on funds held for deferred compensation	(546)	(56)	*		614	363	69
Foreign currency losses	(60)	(2)	*		(61)	(20)	*

Total revenues and other operating income	$32,714	$78,151	(58)		$76,644	$160,328	(52)

*	Calculation not meaningful.

Total revenues and other operating income decreased by $45.4 million for the three months ended June 30, 2012, compared to the corresponding period in 2011, due primarily to a 53% decline in average AuM and a lower effective fee rate.

Total revenues and other operating income decreased by $83.7 million for the six months ended June 30, 2012, compared to the corresponding period in 2011, due primarily to a 49% decline in average AuM and a lower effective fee rate.

Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except percentages)	2012	2011	% Change	2012	2011	% Change
Employee compensation and benefits	$19,417	$25,812	(25)%	$41,751	$53,830	(22)%
Shareholder servicing and marketing	3,043	5,163	(41)	6,667	10,028	(34)
General and administrative	7,748	10,357	(25)	17,486	20,529	(15)

Total operating expenses	$30,208	$41,332	(27)	$65,904	$84,387	(22)

Operating expenses decreased by $11.1 million for the three months ended June 30, 2012, and decreased by $18.5 million for the six months ended June 30, 2012, compared to the corresponding periods in 2011, due to lower employee compensation, shareholder servicing and marketing, and general and administrative costs.

In August 2012, we announced our decision to discontinue offering our U.S. Equity strategies, resulting in reduced staffing levels in U.S. Equity and other parts of the organization. As a result, we expect to record a non-recurring charge in the range of $4.0 to $5.0 million during the third quarter of 2012.

This reduction in staffing levels, in conjunction with other cost reduction initiatives embarked on during the first half of 2012, are expected to result in pro forma annual savings, as compared to the beginning of 2012, of approximately $20.0 million. The pro forma annual savings will be primarily in the form of lower compensation.

Employee Compensation and Benefits

Employee compensation and benefits decreased $6.4 million for the three months ended June 30, 2012, and $12.1 million for the six months ended June 30, 2012, compared to the corresponding periods in 2011, due primarily to a decrease in current year incentive compensation awards and lower sales incentives and salaries, partially offset by higher amortization of deferred incentive compensation awards and higher severance expenses.

39  Artio Global Investors Inc. Second Quarter 2012 Form 10-Q

Approximately 24% of Employee compensation and benefits for the three months ended June 30, 2012, 18% for the three months ended June 30, 2011, 22% for the six months ended June 30, 2012, and 17% for the six months ended June 30, 2011, represents share-based compensation, which does not require an outlay of cash.

Shareholder Servicing and Marketing

Shareholder servicing and marketing expenses decreased $2.1 million for the three months ended June 30, 2012, and by $3.4 million for the six months ended June 30, 2012, compared to the corresponding periods in 2011, due primarily to a decline in platform charges associated with lower average AuM, lower custody fees and lower marketing expenses. Shareholder servicing expenses are driven by the average daily market value of proprietary fund AuM.

General and Administrative

General and administrative expenses decreased $2.6 million for the three months ended June 30, 2012, and decreased $3.0 million for the six months ended June 30, 2012, compared to the corresponding periods in 2011, due primarily to lower expenses across most categories.

Non-operating Income (Loss)

Non-operating income (loss) primarily results from income related to seed money investments, including the results from the Consolidated Investment Products, and interest expense incurred on borrowings under our term credit facility. The following table sets forth Non-operating income (loss).

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except percentages)	2012	2011	% Change	2012	2011	% Change
The Consolidated Investment Products and other seed money investments:
Interest income	$ 803	$ 728	10%	$1,737	$1,295	34%
Net gains (losses)	(2,130)	(290)	*	(49)	242	(120)
Expenses	(74)	(70)	(6)	(87)	(79)	(10)

Total(a)	(1,401)	368	*	1,601	1,458	10
Interest expense	(48)	(501)	90	(483)	(1,027)	53
Other income (loss)	62	(23)	*	51	(22)	*

Total non-operating income (loss)	$(1,387)	$(156)	*	$1,169	$ 409	186

*	Calculation not meaningful.
(a)	Includes aggregate non-operating loss of $0.1 million for the three months ended June 30, 2012, and $0.1 million for the three months ended June 30, 2011,and non-operating income of $0.5 million for the six months ended June 30, 2012, and $0.1 million for the six months ended June 30, 2011, related to non-controlling interests in the Consolidated Investment Products.

Non-operating loss increased $1.2 million in the three months ended June 30, 2012, compared to the corresponding period in 2011, due to an increase in losses in 2012 by the Consolidated Investment Products and other seed money investments, partially offset by no interest expense from our term credit facility in 2012.

Non-operating income increased $0.8 million in the six months ended June 30, 2012, compared to the corresponding period in 2011, due to lower interest expense resulting from principal payments on our debt and higher income from the Consolidated Investment Products.

Income Taxes

Investors is organized as a Delaware corporation, and therefore is subject to U.S. Federal, state and local income taxes. As a member of Holdings, Investors incurs U.S. Federal, state and local income taxes on its allocable share of income of Holdings, including Holdings’ subsidiaries.

Artio Global Investors Inc. Second Quarter 2012 Form 10-Q  40

Our effective tax rates were (26)% for the three months ended June 30, 2012, and 42% for the six months ended June 30, 2012. Our effective tax rates were 41% for the three months and six months ended June 30, 2011. During the second quarter of 2012, we reversed a tax liability reserve upon the settlement of an uncertain tax position. The impact decreased our effective tax rate by 70% for the three months ended June 30, 2012, and by 7% for the six months ended June 30, 2012. A write-off of the deferred tax asset associated with the vesting of restricted stock units at a price lower than their grant-date price increased our effective tax rate by 10% for the six months ended June 30, 2012. (See the “Deferred Taxes” section of this MD&A.)

Liquidity and Capital Resources

Working Capital

Below is a table showing our working capital, excluding the Consolidated Investment Products.

	As of June 30,	As of December 31,
(in thousands, except percentages)	2012	2011	% Change
Cash	$ 59,899	$108,518	(45)%
Investments, fair value – Artio Global funds held for deferred compensation	10,142	10,211	(1)
Fees receivable and accrued fees, net of allowance for doubtful accounts	20,982	32,219	(35)
Income tax receivable	15,820	12,756	24

	106,843	163,704	(35)
Less:
Term loan due within one year	—	(37,500)	100
Accrued compensation and benefits	(14,406)	(35,530)	59
Accounts payable and accrued expenses	(4,397)	(5,958)	26
Accrued income taxes payable	(3,107)	(4,114)	24

Working capital	$ 84,933	$ 80,602	5

In the first half of 2012, we prepaid $37.5 million in borrowings under our term credit facility, and paid $7.0 million to our Principals under the tax receivable agreement, $4.7 million in dividends, and the 2011 cash bonuses, which were accrued during 2011.

Our liquidity is a function of both our working capital, reflected above, and our ability to generate positive operating cash flows. Our operating cash flows have come under pressure from declining AuM and revenues. During the first half of 2012, we had operating cash outflows of $11.6 million, driven by declining income, partially offset by lower seed money investments in 2012 compared to 2011.

We continue to believe that the combination of our working capital and operating cash flows is sufficient to meet our obligations. For the six months ended June 30, 2012, approximately 22% of our compensation costs relate to stock-based compensation, which does not require any outlay of cash. A portion of our employee compensation and a significant portion of our shareholder servicing expenses vary with our revenues.

On July 27, 2012, our Board of Directors declared a dividend of $0.02 per share to be paid on August 27, 2012, to holders of record of our Class A common stock as of the close of business on August 13, 2012.

In December 2010, our Board of Directors authorized a share repurchase program of up to 3.0 million shares of our common stock, which expires on December 31, 2013. As of June 30, 2012, we may purchase up to an aggregate of 2,226,061 shares of our Class A common stock through December 31, 2013.

41  Artio Global Investors Inc. Second Quarter 2012 Form 10-Q

Debt

On March 29, 2012, Holdings prepaid the outstanding balance of $37.5 million borrowed under a $60.0 million term credit facility, and terminated both the term credit facility and a $100.0 million revolving credit facility. Both the term credit facility and the revolving credit facility would have matured in October 2012.

Our average outstanding borrowings under the term credit facility were $18.3 million in the six months ended June 30, 2012. We did not borrow under the revolving credit facility.

Certain Consolidated Investment Products employ leverage to finance their investments. The leverage takes the form of a prime brokerage arrangement or is provided by a total return swap on selected assets. Interest on the prime brokerage arrangement is payable at the Fed Funds rate plus a range of 40 to 125 basis points; and interest under the total return swap includes an implicit interest rate based on LIBOR plus a range of 115 to 125 basis points with a maximum portfolio book value of $100.0 million, and minimum portfolio book values ranging from $35.0 million to $75.0 million, based on the number of days since the inception of the total return swap. As of June 30, 2012, interest was computed on the greater of the actual reference portfolio book value of $37.0 million or the then applicable minimum portfolio book value of $50.0 million under the total return swap agreement. The minimum portfolio book value increases to $75 million in the fourth quarter of 2012. The designated maturity of the total return swap is monthly and has a scheduled ramp-down after 18 months. Both borrowing arrangements are currently collateralized by investments held at the lending bank. In the case of the total return swap, the counterparty to the swap is not obligated to offset portfolio risk by retaining or purchasing the underlying loans. Accordingly, our pricing procedures consider the effect of counterparty risk when assigning fair values to our investments.

Cash Flows

The following table sets forth our cash flows for the first six months of 2012 and 2011.

	Six Months Ended June 30,
(in thousands, except percentages)	2012	2011	% Change
Cash flow data:
Net cash used in operating activities	$ (11,597)	$ (1,596)	*	%
Net cash provided by (used in) investing activities	428	(3,517)	112
Net cash used in financing activities	(36,853)	(6,102)	*
Effect of exchange rate changes on cash	(61)	(20)	*

Net decrease in cash	$ (48,083)	$(11,235)	*

* Calculation not meaningful.

Net cash used in operating activities increased $10.0 million for the six months ended June 30, 2012, compared to the corresponding period in 2011, primarily reflecting lower net income, partially offset by a decrease in seed money investments.

Net cash provided by investing activities was $0.4 million for the six months ended June 30, 2012, compared to Net cash used in investing activities of $3.5 million for the corresponding period in 2011, primarily reflecting a decrease in investments held for deferred compensation.

Net cash used by financing activities increased $30.8 million for the six months ended June 30, 2012, compared to the corresponding period in 2011, primarily reflecting a $37.5 million prepayment of the borrowing under the term credit facility in 2012 compared to $9.0 million paid in 2011 and lower contributions received from non-controlling interests in the Consolidated Investment Products, partially offset by borrowings under the total return swap by the Consolidated Investment Products and a decrease in dividends paid.

Deferred Taxes

The majority of our deferred tax asset (“DTA”) of $193 million as of June 30, 2012, is a result of the step-up in tax basis relating to the exchanges by the Principals in 2009, 2010 and 2012 of New Class A Units for Investors’ Class A common stock. The amortization of the step-up for tax purposes occurs annually for approximately 15 years from the current year, in amounts ranging from approximately $23 million to $52 million a year.

Recovery of the DTA depends on our ability to generate sufficient taxable income to utilize the deductible amortization. Amounts not used in the year generated may be available through carryback or carryforward to other

Artio Global Investors Inc. Second Quarter 2012 Form 10-Q  42

taxable years. We regularly evaluate the recoverability of this DTA to assess the need for a valuation allowance. The evaluation considers primarily historical taxable income, but also the likelihood of future taxable income based on our current financial results and other operating conditions, such as our AuM. We believe that it is ‘more likely than not’ that we will generate sufficient future taxable income to recover this DTA.

As our financial results, and related AuM, have declined in recent quarters, the margin by which we conclude that recoverability is ‘more likely than not’ has declined. A continued decline in our operating results, or an extended period during which our results fail to recover, could change our evaluation of the recoverability of this DTA, and we might be required to record a valuation allowance to reflect doubtful recoverability. 85% of any valuation allowance would be charged to Due under tax receivable agreement in the Consolidated Statement of Financial Position, and 15% would be charged to Income taxes in the Consolidated Statement of Operations.

We have a DTA of $7.6 million that results from stock-based compensation expenses that are deductible for tax purposes only when they vest. Stock-based compensation, and the related deferred tax benefit, is recorded based on the grant-date fair value of the awards. The actual tax deduction is based on the price of our stock on the date the awards vest. If the stock price on the vesting date is less than grant-date fair value, the excess DTA is charged to Income taxes in the Consolidated Statement of Operations.

As of June 30, 2012, the grant-date fair values of all unvested restricted stock unit and restricted stock award grants were in excess of our stock price on that date, in some cases, significantly so. If the awards vest at prices below their grant-date fair values, the related deferred tax benefits will be partially unrecoverable, and the amounts could be significant.

The carrying amount of the DTA relating to stock-based compensation awards that vest within the next quarter is $3.7 million. If the closing price of our stock on the date the awards vest (September 2012) was the same as the closing price of our stock on June 30, 2012, $3.50, we would be able to recognize only $0.5 million of the DTA.

Contractual Obligations

On March 29, 2012, we terminated our $60.0 million term credit facility and our $100.0 million revolving credit facility, both of which would have matured in October 2012.

Off-Balance Sheet Arrangements

The Consolidated Investment Products held credit default swaps, a total return swap, foreign exchange contracts and options as of June 30, 2012. As of June 30, 2012, the aggregate notional/nominal amount of off-balance sheet arrangements outstanding was $86.4 million. (See Notes to the Consolidated Financial Statements, Note 6. Derivative Contracts.)

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

43  Artio Global Investors Inc. Second Quarter 2012 Form 10-Q

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

Our 2011 Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 29, 2012 (“Form 10-K”), pursuant to the provisions of the Securities Act of 1934, listed various important factors that could cause actual results to differ materially from projected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You can find them in our Form 10-K under the heading “Risk Factors.” We incorporate that section of the Form 10-K in this filing and readers of this Quarterly Report on Form 10-Q should refer to it. It is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Revenues and Other Operating Income

Our revenues are exposed to market risk through the value of the funds and accounts we manage. Substantially all of our revenue is derived from investment advisory agreements with these funds and accounts. Under these agreements, the fees we receive are based on the fair value of the assets under management (“AuM”) and our fee rates. Accordingly, our revenue and income may decline as a result of:

•	the value of AuM decreasing, as a result of a decline in performance;
•	our clients withdrawing funds; or
•	a shift in product mix to lower margin products.

Our AuM was $21.2 billion as of June 30, 2012. Assuming a 10% increase or decrease in the value of the AuM and the change being proportionally distributed over all our products, the fair value would increase or decrease by $2.1 billion, which would cause an annualized increase or decrease in Total revenues and other operating income of approximately $12.7 million at our current effective fee rate.

We have not adopted a corporate-level risk management policy regarding the hedging of client assets, nor have we historically attempted to hedge revenue risks that would arise from fluctuations in the fair value of these assets.

Investments

We are subject to market risk from a decline in the price of investments that we own to fund future deferred compensation liabilities, as well as from changes in the price of investments held by our seed money investments. As of June 30, 2012, the securities we own to fund future deferred compensation liabilities consisted of Artio Global Funds. Management regularly monitors the value of these investments; however, we have not adopted a specific risk management policy to manage the associated market risk. Gains or losses on investments that we own to manage future deferred compensation liabilities match the related adjustments to compensation expense over the entire service period of the deferred compensation, but will not match in any single fiscal period.

As of June 30, 2012, the securities owned by the Consolidated Investment Products and other seed money investments, net of investments sold, not yet purchased, consisted primarily of equity securities, corporate bonds and term loans. The fair value of these investments was $60.0 million as of June 30, 2012. Assuming a 10% increase or

Artio Global Investors Inc. Second Quarter 2012 Form 10-Q  44

decrease in the values of these investments, the fair value would increase or decrease by $6.0 million as of June 30, 2012, of which a pro rata portion would be allocable to non-controlling interests.

As of June 30, 2012, $2.2 million of our seed money investments, representing less than 1% of our total assets, were invested in financial instruments domiciled in the euro zone.

Exchange Rate Risk

A substantial portion of the funds and accounts that we advise, or sub-advise, hold investments that are exposed to currencies other than the U.S. dollar. These client portfolios may hold currency forwards or other derivative instruments. The fair value of these investments and instruments are affected by movements in the rate of exchange between the U.S. dollar and the underlying foreign currency. Such movements in exchange rates affect the fair value of assets held in accounts we manage, thereby affecting the amount of revenue we earn. The fair value of the assets we manage was $21.2 billion as of June 30, 2012. In general, the U.S. dollar fair value of AuM will decrease with an increase in the value of the U.S. dollar, or increase with a decrease in the value of the U.S. dollar, however, this is not invariant. Further, although our Revenues, which are billed in U.S. dollars, will generally change as our AuM changes, the relationship may not be exact. Our exposure to foreign currencies may change significantly on a daily basis, therefore, our average daily foreign currency exposure may be significantly different than at period end. A 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of the AuM by $1.0 billion, which would cause an annualized increase or decrease in Total revenues and other operating income of $5.9 million. As of June 30, 2012, approximately 48% of our AuM had exposure to currencies other than the U.S. dollar.

The composition of the exposure within our AuM approximates:

As of June 30, 2012
Euro	11%
British pound	9
Japanese yen	7
Swiss franc	4
Hong Kong dollar	4
Other (representing approximately 40 currencies)	13

48%

The net assets of the Consolidated Investment Products held as of June 30, 2012, were primarily denominated in U.S. dollars. The investments held pursuant to the deferred compensation plan include Artio Global Funds, whose underlying assets are primarily non-dollar denominated. The effect of a 10% change in exchange rates on such securities would not have a material effect on the financial statements.

The composition of the non-U.S. dollar exposure from the Consolidated Investment Products approximates:

As of June 30, 2012
Turkish lira	5%
Mexican peso	5
South African rand	5
Thai baht	4
Brazilian real	4
Euro	(3)
Other (representing 10 currencies)	15

35%

45  Artio Global Investors Inc. Second Quarter 2012 Form 10-Q

Interest Rate Risk

The Consolidated Investment Products and certain of the accounts we advise or sub-advise own fixed income securities. Assuming a 100 basis point increase or decrease in interest rates, we estimate that the value of the fixed income securities we manage or sub-advise would change by approximately $182.7 million. The impact of such changes would not be material to our revenues or net income.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Investors’ share repurchase activity for each of the three months in the period ended June 30, 2012, was as follows:

Period	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Approximate Shares that May Yet be Purchased Under the Plans or Programs(a)
April 1, 2012 through April 30, 2012	—	$ —	—	2,226,061
May 1, 2012 through May 31, 2012	—	—	—	2,226,061
June 1, 2012 through June 30, 2012	—	—	—	2,226,061

For the quarter ended June 30, 2012	—	—	—	2,226,061

(a)	In December 2010, our Board of Directors authorized a share repurchase program of up to 3.0 million shares of our Class A common stock, which expires on December 31, 2013.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Artio Global Investors Inc. Second Quarter 2012 Form 10-Q  46

Item 5. Other Information.

None.

Item 6. Exhibits.

1) Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2) Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

3) Exhibit 32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

4) Exhibit 32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

5) Exhibit 101:
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Label Linkbase
EX-101.PRE	XBRL Taxonomy Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Definition Document

47  Artio Global Investors Inc. Second Quarter 2012 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on August 8, 2012.

Artio Global Investors Inc.
By:	/s/ Francis Harte
	Name:	Francis Harte
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Artio Global Investors Inc. Second Quarter 2012 Form 10-Q  48