Form 10-Q
period 2012-09-30
Artio Global Investors Inc.
filed 2012-11-09
CIK 1419178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

☐ Yes ☒ No

As of October 31, 2012, there were 59,983,543 shares outstanding of the registrant’s Class A common stock, par value $0.001 per share, and no shares outstanding of the registrant’s Class B common stock, par value $0.001 per share, or Class C common stock, par value $0.01 per share.

Artio Global Investors Inc.

1  Artio Global Investors Inc. Third Quarter 2012 Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Consolidated Statements of Financial Position

(Unaudited)

	As of
(in thousands, except for share amounts)	September 30, 2012	December 31, 2011

ASSETS
Cash	$ 79,666	$ 110,252
Investments, at fair value:
Artio Global funds held for deferred compensation	9,999	10,211
Investments owned by the Consolidated Investment Products, and other seed money investments (including $6,193 in 2012 and $0 in 2011 pledged as collateral for debt)	57,174	59,510
Fees receivable and accrued fees, net of allowance for doubtful accounts	16,900	32,219
Deferred taxes, net of valuation allowance	18,977	195,700
Income taxes receivable	9,710	12,756
Due from brokers	15,281	636
Other assets	7,781	12,485

Total assets	$ 215,488	$ 433,769

LIABILITIES AND EQUITY
Term loan	$ —	$ 37,500
Liability under total return swap	5,527	—
Accrued compensation and benefits	22,282	35,530
Accounts payable and accrued expenses	6,222	5,958
Investments sold, not yet purchased by the Consolidated Investment Products, at fair value	2,023	3,048
Accrued income taxes payable	2,430	4,114
Due under tax receivable agreement	15,081	162,061
Due to brokers	4,520	2,534
Other liabilities	1,532	4,756

Total liabilities	59,617	255,501

Commitments and contingencies (Note 11)

Common stock:
Class A common stock (500,000,000 shares authorized, 2012 - 59,983,543 shares issued and outstanding; 2011 – 58,051,113 shares issued and outstanding)	60	58
Class B common stock (50,000,000 shares authorized, 2012 – no shares issued and outstanding; 2011 – 1,200,000 shares issued and outstanding)	—	1
Additional paid-in capital	662,263	629,553
Accumulated deficit	(518,940)	(466,782)

Total stockholders’ equity	143,383	162,830
Non-controlling interests in Holdings	—	1,857
Non-controlling interests in the Consolidated Investment Products	12,488	13,581

Total equity	155,871	178,268

Total liabilities and equity	$ 215,488	$ 433,769

See accompanying notes to unaudited consolidated financial statements.

Artio Global Investors Inc. Third Quarter 2012 Form 10-Q  2

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,
(in thousands, except per share information)	2012	2011
Revenues and other operating income:
Investment management fees	$26,491	$65,576
Net gains (losses) on funds held for deferred compensation	373	(1,798)
Foreign currency gains (losses)	(4)	6

Total revenues and other operating income	26,860	63,784

Expenses:
Employee compensation and benefits	38,048	28,387
Shareholder servicing and marketing	2,627	4,708
General and administrative	10,291	9,470

Total expenses	50,966	42,565

Operating income (loss) before income tax expense	(24,106)	21,219
Non-operating income (loss):
The Consolidated Investment Products and other seed money investments:
Interest income	1,404	1,019
Net gains (losses)	1,125	(6,554)
Expenses	(85)	(140)

Total	2,444	(5,675)
Interest income (expense), net	531	(461)
Reduction in liability under tax receivable agreement	141,195	—
Other income (expense)	16	(54)

Total non-operating income (loss)	144,186	(6,190)

Income (loss) before income tax expense	120,080	15,029
Income taxes	171,627	9,753

Net income (loss)	(51,547)	5,276
Net income attributable to non-controlling interests in Holdings	—	319
Net income (loss) attributable to non-controlling interests in the Consolidated Investment Products	560	(1,456)

Net income (loss) attributable to Artio Global Investors	$(52,107)	$ 6,413

Per share information:
Basic net income (loss) attributable to Artio Global Investors	$ (0.87)	$ 0.11

Diluted net income (loss) attributable to Artio Global Investors	$ (0.87)	$ 0.11

Weighted average shares used to calculate per share information:
Basic	59,640	58,157

Diluted	59,640	58,403

Dividends per basic share declared	$ 0.02	$ 0.06

See accompanying notes to unaudited consolidated financial statements.

3  Artio Global Investors Inc. Third Quarter 2012 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended September 30,
(in thousands, except per share information)	2012	2011
Revenues and other operating income:
Investment management fees	$ 102,582	$225,561
Net gains (losses) on funds held for deferred compensation	987	(1,435)
Foreign currency losses	(65)	(14)

Total revenues and other operating income	103,504	224,112

Expenses:
Employee compensation and benefits	79,799	82,217
Shareholder servicing and marketing	9,294	14,736
General and administrative	27,777	29,999

Total expenses	116,870	126,952

Operating income (loss) before income tax expense	(13,366)	97,160
Non-operating income (loss):
The Consolidated Investment Products and other seed money investments:
Interest income	3,141	2,314
Net gains (losses)	1,076	(6,312)
Expenses	(172)	(219)

Total	4,045	(4,217)
Interest income (expense), net	48	(1,488)
Reduction in liability under tax receivable agreement	141,195	—
Other income (expense)	67	(76)

Total non-operating income (loss)	145,355	(5,781)

Income before income tax expense	131,989	91,379
Income taxes	176,662	41,373

Net income (loss)	(44,673)	50,006
Net income attributable to non-controlling interests in Holdings	202	1,807
Net income (loss) attributable to non-controlling interests in the Consolidated Investment Products	1,097	(1,396)

Net income (loss) attributable to Artio Global Investors	$ (45,972)	$ 49,595

Per share information:
Basic net income (loss) attributable to Artio Global Investors	$ (0.78)	$ 0.85

Diluted net income (loss) attributable to Artio Global Investors	$ (0.78)	$ 0.85

Weighted average shares used to calculate per share information:
Basic	59,017	58,301

Diluted	59,017	58,431

Dividends per basic share declared	$ 0.10	$ 0.18

See accompanying notes to unaudited consolidated financial statements.

Artio Global Investors Inc. Third Quarter 2012 Form 10-Q   4

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

(Unaudited)

(in thousands, except per share information)	Class A Common Stock (par value $0.001)	Class B Common Stock (par value $0.001)	Class C Common Stock (par value $0.01)	Additional Paid-in Capital	Accum- ulated (Deficit)	Stock- holders’ Equity	Non- controlling Interests in Holdings	Non- controlling Interests in the Consoli- dated Investment Products	Total Equity
Balance as of January 1, 2011	$ 42	$ 1	$ 168	$613,065	$(509,629)	$103,647	$1,505	$1,131	$106,283
Net income	—	—	—	—	49,595	49,595	1,807	(1,396)	50,006
Stock conversion	17	—	(168)	151	—	—	—	—	—
Stock repurchases	(1)	—	—	(6,783)	—	(6,784)	—	—	(6,784)
Share-based payments:
Directors’ awards	—	—	—	311	—	311	—	—	311
Amortization	—	—	—	17,439	—	17,439	—	—	17,439
Forfeiture	—	—	—	(2)	—	(2)	—	—	(2)
Dividend equivalents	—	—	—	777	(777)	—	—	—	—
Capital contributions from non- controlling interests	—	—	—	—	—	—	—	13,759	13,759
Distribution to non- controlling interests	—	—	—	—	—	—	(1,690)	—	(1,690)
Cash dividends paid ($0.18 per share)	—	—	—	—	(10,510)	(10,510)	—	—	(10,510)

Balance as of September 30, 2011	$ 58	$ 1	$—	$624,958	$(471,321)	$153,696	$1,622	$13,494	$168,812

Balance as of January 1, 2012	$ 58	$ 1	$—	$629,553	$(466,782)	$162,830	$1,857	$13,581	$178,268
Net loss	—	—	—	—	(45,972)	(45,972)	202	1,097	(44,673)
Holdings units exchanged for Class A common stock and cancelation of Class B common stock (see Note 2)	1	(1)	—	1,763	—	1,763	(1,763)	—	—
Net benefit from step- up in tax basis	—	—	—	210	—	210	—	—	210
Share-based payments:
Directors’ awards	—	—	—	240	—	240	—	—	240
Vesting	1	—	—	1	—	2	—	—	2
Amortization	—	—	—	30,381	—	30,381	—	—	30,381
Forfeitures	—	—	—	(193)	—	(193)	—	—	(193)
Dividend equivalents	—	—	—	308	(308)	—	—	—	—
Capital contributions from non- controlling interests	—	—	—	—	—	—	—	118	118
Distribution to non- controlling interests	—	—	—	—	—	—	(296)	(2,308)	(2,604)
Cash dividends paid ($0.10 per share)	—	—	—	—	(5,878)	(5,878)	—	—	(5,878)

Balance as of September 30, 2012	$60	$—	$—	$662,263	$(518,940)	$143,383	$—	$12,488	$155,871

See accompanying notes to unaudited consolidated financial statements.

5  Artio Global Investors Inc. Third Quarter 2012 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income (loss)	$(44,673)	$50,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,814	1,863
Deferred compensation	5,508	4,317
Share-based compensation	30,430	17,748
Deferred income taxes	178,129	1,756
Interest accrued on investments and accretion and amortization of premium and discount	11	—
(Gains) losses on investments and derivatives	(2,812)	7,747
Changes in assets and liabilities:
Purchases by the Consolidated Investment Products and of other seed money investments	(42,035)	(101,361)
Proceeds from sales or maturities by the Consolidated Investment Products and from other seed money investments	45,269	66,712
Fees receivable and accrued fees, net of allowance for doubtful accounts	15,319	12,761
Income taxes receivable	3,046	(4,465)
Due from brokers	(15,242)	(1,079)
Other assets	2,544	(579)
Accrued compensation and benefits	(18,756)	(14,086)
Accounts payable and accrued expenses	329	(2,137)
Accrued income taxes payable	(1,684)	(338)
Due under tax receivable agreement	(148,176)	(4,966)
Due to brokers	926	925
Other liabilities	(956)	(518)

Net cash provided by operating activities	8,991	34,306

Cash flows from investing activities:
Purchase of Artio Global funds held for deferred compensation	(4,402)	(7,115)
Proceeds from redemptions of Artio Global funds held for deferred compensation	5,601	4,915
Purchase of fixed assets	(309)	(1,439)

Net cash provided by (used in) investing activities	890	(3,639)

Cash flows from financing activities:
Repayments of borrowing under term credit facility	(37,500)	(13,500)
Borrowings under the total return swap	5,527	—
Repurchase and retirement of Class A common stock	—	(6,784)
Distributions paid to non-controlling interests in Holdings	(296)	(1,690)
Distributions paid to non-controlling interests in the Consolidated Investment Products	(2,308)	—
Contributions from non-controlling interests in the Consolidated Investment Products	53	13,759
Cash dividends paid	(5,878)	(10,510)

Net cash used in financing activities	(40,402)	(18,725)

Effect of exchange rates on cash	(65)	(14)

Net decrease in cash	(30,586)	11,928
Cash:
Beginning of period	110,252	80,043

End of period	$79,666	$91,971

Artio Global Investors Inc. Third Quarter 2012 Form 10-Q   6

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2012	2011
Cash paid during period for:
Income taxes, net of refunds	$ (4,927)	$ 44,459
Interest expense	310	1,632
Supplementary information:
Deferred taxes from step-up in tax basis	$ 1,406	$ —
Conversion of Class C common stock to Class A common stock	—	(151)

See accompanying notes to unaudited consolidated financial statements.

7  Artio Global Investors Inc. Third Quarter 2012 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Background and Basis of Presentation

Artio Global Investors Inc. (“Investors” or the “Company”) and subsidiaries (collectively, “we,” “us” or “our”) comprises Investors and its subsidiaries, including Artio Global Holdings LLC (“Holdings”), an intermediate holding company that owns Artio Global Management LLC (“Investment Adviser”), a registered investment adviser under the Investment Advisers Act of 1940, as amended; Artio Global Institutional Services LLC, which is licensed as a limited-purpose broker-dealer; and certain investment vehicles we consolidate because we have a controlling financial interest in them (the “Consolidated Investment Products”). The Consolidated Investment Products have investors whose interests are reflected as Non-controlling interests in the Consolidated Investment Products. In April 2012, Richard Pell, our Chief Investment Officer (“Pell”), and Rudolph-Riad Younes, our Head of International Equity (“Younes,” together with Pell, the “Principals”) exchanged their remaining interests in Holdings for an equal amount of shares of Investors’ Class A common stock, leaving Holdings as a wholly owned subsidiary (see Note 2. Stockholders’ Equity). Prior to the exchange, Holdings was approximately 98% owned by Investors and 1% owned by each of the Principals. The Principals’ interests were reflected in the consolidated financial statements as Non-controlling interests in Holdings.

Investment Adviser is our primary operating entity and provides investment management services to institutional and mutual fund clients. It manages and advises the Artio Global Funds (the “Funds”), which are U.S. registered investment companies; commingled institutional investment vehicles; separate accounts; sub-advisory accounts; and a hedge fund. A significant portion of our assets under management (“AuM”) are invested outside of the U.S., while our clients are primarily U.S.-based.

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

As part of the preparation of the interim consolidated financial statements, we performed an evaluation of subsequent events occurring after the Consolidated Statement of Financial Position date of September 30, 2012, through to the date the interim consolidated financial statements were issued.

These statements should be read in conjunction with our consolidated financial statements and related notes as of December 31, 2011, and for the three years then ended, included in our 2011 Annual Report on Form 10-K.

Artio Global Investors Inc. Third Quarter 2012 Form 10-Q   8

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 2. Stockholders’ Equity

The table below sets forth the number of shares of Class A and Class B common stock issued and outstanding as of December 31, 2011, and September 30, 2012.

(in thousands)	Class A Common Stock	Class B Common Stock
As of December 31, 2011	58,051	1,200
Activity:
Exchange by the Principals(a)	1,200	(1,200)
Restricted stock units vested	655	—
Shares issued to independent directors(b)	78	—

As of September 30, 2012(c)	59,984	—

(a)	Represents the issuance of 600,000 shares of Class A common stock to each of the Principals upon exchange of an equivalent number of non-voting member interests in Holdings (“New Class A Units”) in April 2012. Upon the exchange of New Class A Units for Class A common stock, a corresponding number of shares of Class B common stock were canceled. This exchange represented the Principals’ remaining interest in Holdings.
(b)	Represents 78,432 shares of fully-vested Class A common stock (subject to transfer restrictions) that were awarded to our independent directors in the first nine months of 2012.
(c)	The table does not reflect 3.9 million unvested restricted stock units and restricted stock awarded to certain employees as of September 30, 2012 (see Note 8. Share-Based Payments). Each restricted stock unit or share of restricted stock represents the right to receive one share of unrestricted Class A common stock upon vesting.

As of September 30, 2012 and December 31, 2011, there were 210 million shares of Investors’ Class C common stock authorized and no shares issued or outstanding.

In December 2010, our Board of Directors authorized a share repurchase program of up to 3.0 million shares of our common stock. As of September 30, 2012, we retain the authority to purchase up to an aggregate of 2,226,061 shares of our Class A common stock through December 31, 2013.

Note 3. Consolidated Investment Products

From time to time, we make seed money investments in the investment vehicles we manage. We evaluate these investment vehicles for consolidation. They are consolidated if they are (i) variable interest entities, and we are the primary beneficiary, or (ii) voting rights entities, and we have a controlling financial interest.

We have a controlling financial interest in the Consolidated Investment Products, which are therefore included in our consolidated financial statements. The assets and liabilities of the Consolidated Investment Products are included in their respective accounts in the Consolidated Statement of Financial Position, and the results of their operations are included in Non-operating income (loss) in the Consolidated Statement of Operations.

9  Artio Global Investors Inc. Third Quarter 2012 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

A condensed consolidating statement of financial position as of September 30, 2012, including balances attributable to the Consolidated Investment Products, is as follows:

(in thousands)	Before Consolidation (a)	Consolidated Investment Products	Eliminations	Artio Global Investors Inc. and Subsidiaries Consolidated
Assets:
Cash	$ 79,406	$ 260	$ —	$ 79,666
Investments, at fair value	11,927	55,246	—	67,173
Investment in the Consolidated Investment Products	45,990		(45,990)	—
Other assets	53,259	15,390	—	68,649

Total assets	$ 190,582	$ 70,896	$ (45,990)	$ 215,488

Liabilities and Equity:
Liability under total return swap	$ —	$ 5,527	$ —	$ 5,527
Investments sold, not yet purchased by the Consolidated Investment Products, at fair value	—	2,023	—	2,023
Other liabilities	47,199	4,868	—	52,067

Total liabilities	47,199	12,418	—	59,617

Members’ equity		30,914	(30,914)	—
Net asset value		27,564	(27,564)	—
Common stock	60		—	60
Additional paid-in capital	662,263		—	662,263
Accumulated deficit	(518,940)		—	(518,940)

Total stockholders’ equity	143,383	58,478	(58,478)	143,383
Non-controlling interests	—		12,488	12,488

Total equity	143,383	58,478	(45,990)	155,871

Total liabilities and equity	$ 190,582	$ 70,896	$ (45,990)	$ 215,488

(a)	Represents Artio Global Investors Inc. and subsidiaries with the investment in the Consolidated Investment Products accounted for under the equity method.

Artio Global Investors Inc. Third Quarter 2012 Form 10-Q   10

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

A condensed consolidating statement of financial position as of December 31, 2011, including balances attributable to the Consolidated Investment Products, is as follows:

(in thousands)	Before Consolidation (a)	Consolidated Investment Products	Eliminations	Artio Global Investors Inc. and Subsidiaries Consolidated
Assets:
Cash	$108,518	$1,734	$—	$110,252
Investments, at fair value	13,199	56,522	—	69,721
Investment in the Consolidated Investment Products	40,088	—	(40,088)	—
Other assets	250,075	3,721	—	253,796

Total assets	$411,880	$61,977	$(40,088)	$433,769

Liabilities and Equity:
Debt	$37,500	$—	$—	$37,500
Investments sold, not yet purchased by the Consolidated Investment Products, at fair value	—	3,048	—	3,048
Other liabilities	209,693	5,260	—	214,953

Total liabilities	247,193	8,308	—	255,501

Members’ equity		30,567	(30,567)	—
Net asset value		23,102	(23,102)	—
Common stock	59		—	59
Additional paid-in capital	629,553		—	629,553
Accumulated deficit	(466,782)		—	(466,782)

Total stockholders’ equity	162,830	53,669	(53,669)	162,830
Non-controlling interests	1,857		13,581	15,438

Total equity	164,687	53,669	(40,088)	178,268

Total liabilities and equity	$411,880	$61,977	$(40,088)	$433,769

(a)	Represents Artio Global Investors Inc. and subsidiaries with the investment in the Consolidated Investment Products accounted for under the equity method.

11  Artio Global Investors Inc. Third Quarter 2012 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

A condensed consolidating statement of operations for the three months ended September 30, 2012 and 2011, including amounts attributable to the Consolidated Investment Products, is as follows:

(in thousands)	Before Consolidation (a)	Consolidated Investment Products	Eliminations	Artio Global Investors Inc. and Subsidiaries Consolidated
For the three months ended September 30, 2012:
Total revenues and other operating income	$ 26,846	$ —	$ 14	$26,860
Total expenses	50,966	—	—	50,966

Operating loss before income tax expense	(24,120)	—	14	(24,106)
Non-operating income:
Equity in earnings of the Consolidated Investment Products	1,778		(1,778)	—
Other	141,862	2,338	(14)	144,186

Total non-operating income	143,640	2,338	(1,792)	144,186

Income before income tax expense	119,520	2,338	(1,778)	120,080
Income taxes	171,627	—	—	171,627

Net income (loss)	(52,107)	2,338	(1,778)	(51,547)
Net income attributable to non- controlling interests	—	—	560	560

Net income (loss), excluding non-controlling interests	$(52,107)	$ 2,338	$(2,338)	$(52,107)

For the three months ended September 30, 2011:
Total revenues and other operating income	$ 63,727	$ —	$ 57	$ 63,784
Total expenses	42,565	—	—	42,565

Operating income before income tax expense	21,162	—	57	21,219
Non-operating loss:
Equity in earnings of the Consolidated Investment Products	(3,426)	—	3,426	—
Other	(1,251)	(4,882)	(57)	(6,190)

Total non-operating loss	(4,677)	(4,882)	3,369	(6,190)

Income before income tax expense	16,485	(4,882)	3,426	15,029
Income taxes	9,753	—	—	9,753

Net income	6,732	(4,882)	3,426	5,276
Net income (loss) attributable to non-controlling interests	319	—	(1,456)	(1,137)

Net income (loss), excluding non-controlling interests	$ 6,413	$ (4,882)	$ 4,882	$ 6,413

(a)	Represents Artio Global Investors Inc. and subsidiaries with the investment in the Consolidated Investment Products accounted for under the equity method.

Artio Global Investors Inc. Third Quarter 2012 Form 10-Q   12

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

A condensed consolidating statement of operations for the nine months ended September 30, 2012 and 2011, including amounts attributable to the Consolidated Investment Products, is as follows:

(in thousands)	Before Consolidation (a)	Consolidated Investment Products	Eliminations	Artio Global Investors Inc. and Subsidiaries Consolidated
For the nine months ended September 30, 2012:
Total revenues and other operating income	$ 103,448	$ —	$ 56	$ 103,504
Total expenses	116,870	—	—	116,870

Operating loss before income tax expense	(13,422)	—	56	(13,366)
Non-operating income:
Equity in earnings of the Consolidated Investment Products	2,903		(2,903)	—
Other	141,411	4,000	(56)	145,355

Total non-operating income	144,314	4,000	(2,959)	145,355

Income before income tax expense	130,892	4,000	(2,903)	131,989
Income taxes	176,662	—	—	176,662

Net income (loss)	(45,770)	4,000	(2,903)	(44,673)
Net income attributable to non-controlling interests	202	—	1,097	1,299

Net income (loss), excluding non-controlling interests	$ (45,972)	$ 4,000	$ (4,000)	$(45,972)

For the nine months ended September 30, 2011:
Total revenues and other operating income	$ 224,032	$ —	$ 80	$ 224,112
Total expenses	126,952	—	—	126,952

Operating income before income tax expense	97,080	—	80	97,160
Non-operating loss:
Equity in earnings of the Consolidated Investment Products	(2,100)	—	2,100	—
Other	(2,205)	(3,496)	(80)	(5,781)

Total non-operating loss	(4,305)	(3,496)	2,020	(5,781)

Income (loss) before income tax expense	92,775	(3,496)	2,100	91,379
Income taxes	41,373	—	—	41,373

Net income (loss)	51,402	(3,496)	2,100	50,006
Net income attributable to non-controlling interests	1,807	—	(1,396)	411

Net income (loss), excluding non-controlling interests	$ 49,595	$ (3,496)	$ 3,496	$ 49,595

(a)	Represents Artio Global Investors Inc. and subsidiaries with the investment in the Consolidated Investment Products accounted for under the equity method.

13  Artio Global Investors Inc. Third Quarter 2012 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

A condensed consolidating statement of cash flows for the nine months ended September 30, 2012 and 2011, including amounts attributable to the Consolidated Investment Products, is as follows:

(in thousands)	Before Consolidation	Consolidated Investment Products	Eliminations	Artio Global Investors Inc. and Subsidiaries Consolidated
For the nine months ended September 30, 2012:
Net cash provided by (used in) operating activities	$ 13,735	$ (7,744)	$ 3,000	$ 8,991
Net cash provided by investing activities	890	—	—	890
Net cash provided by (used in) financing activities	(43,672)	6,270	(3,000)	(40,402)
Effect of exchange rates on cash	(65)	—	—	(65)

Net decrease in cash	(29,112)	(1,474)	—	(30,586)
Cash - beginning of period	108,518	1,734	—	110,252

Cash - end of period	$ 79,406	$ 260	$ —	$ 79,666

For the nine months ended September 30, 2011:
Net cash provided by (used in) operating activities	$ 46,071	$ (33,765)	$ 22,000	$ 34,306
Net cash used in investing activities	(3,639)	—	—	(3,639)
Net cash provided by (used in) financing activities	(32,484)	35,759	(22,000)	(18,725)
Effect of exchange rates on cash	(14)	—	—	(14)

Net increase in cash	9,934	1,994	—	11,928
Cash - beginning of period	79,232	811	—	80,043

Cash - end of period	$ 89,166	$ 2,805	$ —	$ 91,971

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Funds’ investment management fees	$ 16,630	$ 38,186	$ 61,925	$ 129,633
Sub-advisory investment management fees on GAM-sponsored funds	390	472	1,151	1,887

Artio Global Investors Inc. Third Quarter 2012 Form 10-Q   14

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Fees receivable related to investment management fees are included in Fees receivable and accrued fees, net of allowance for doubtful accounts in the Consolidated Statement of Financial Position as follows:

	As of
(in thousands)	September 30, 2012	December 31, 2011
Funds’ investment management fees	$ 4,952	$ 8,919
Sub-advisory investment management fees on GAM-sponsored funds	420	397

Tax Receivable Agreement

We have a tax receivable agreement that requires us to share certain tax benefits with our Principals. During the second quarter of 2012, the Principals exchanged their remaining interests in Holdings, which allowed us to step up our tax basis in accordance with Section 754 of the Internal Revenue Code of 1986, as amended. The Principals’ share of this tax benefit was recorded in Due under tax receivable agreement on the Consolidated Statement of Financial Position.

During the nine months ended September 30, 2012, we recorded a valuation allowance against the recovery of the deferred tax asset associated with the step up in tax basis, and we accordingly reduced Due under tax receivable agreement on the Consolidated Statement of Financial Position by $141.2 million (see Note 9. Income Taxes). During the nine months ended September 30, 2012, we also made an aggregate payment of approximately $7.0 million to the Principals pursuant to this agreement towards the liability relating to the 2011 tax returns.

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

Note 5. Investments, at Fair Value and Investments Sold, Not Yet Purchased by the Consolidated Investment Products, at Fair Value

In 2012, one of our consolidated investment vehicles entered into a total return swap with an external counterparty. At inception, we accounted for the swap as a financing transaction since the reference portfolio comprised investments we owned. Accordingly, those investments are included in Investments, at fair value: Investments owned by the Consolidated Investment Products, and other seed money investments and the cash collateral we received under the terms of the swap is included as a collateralized loan in Liability under total return swap in the Consolidated Statement of Financial Position. Subsequent purchases under the total return swap are accounted for as off-balance sheet derivatives.

15  Artio Global Investors Inc. Third Quarter 2012 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Investments, at fair value, as of September 30, 2012, and December 31, 2011, consist of the following:

	As of
(in thousands)	September 30, 2012	December 31, 2011
Artio Global funds held for deferred compensation:
Artio Global funds	$ 9,999	$10,211

Total Artio Global funds held for deferred compensation	$ 9,999	$10,211

Investments owned by the Consolidated Investment Products, and other seed money investments:
Investments owned by the Consolidated Investment Products:
Equity securities	$ 3,171	$ 1,979
Fixed income investments:
Corporate bonds	20,854	23,205
Sovereign and international financial organization debt	17,687	14,207
Term loans(a)	9,472	13,961
Warrants	—	111
Asset-backed securities	210	—
Resell agreements	3,852	3,059

Total investments owned by the Consolidated Investment Products	55,246	56,522

Other seed money investments:
Equity funds	1,928	1,822
Equity securities	—	1,166

Total other seed money investments	1,928	2,988

Total investments owned by the Consolidated Investment Products, and other seed money investments	$ 57,174	$59,510

Investments sold, not yet purchased by the Consolidated Investment Products:
Corporate bonds	$ (2,023)	$ (3,048)

Total investments sold, not yet purchased by the Consolidated Investment Products	$ (2,023)	$ (3,048)

(a)	As of September 30, 2012, includes $6.2 million of investments, that are held by a counterparty to a total return swap. The counterparty to the swap is not obligated to hold the investments and may dispose of them. In determining the fair values of the assets subject to the swap, we consider the creditworthiness of the counterparty to the swap. The collateralized loan associated with the swap outstanding as of September 30, 2012, was $5.5 million and is included in Liability under total return swap in the Consolidated Statement of Financial Position.

Artio Global Investors Inc. Third Quarter 2012 Form 10-Q   16

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Net gains (losses) for the three and nine months ended September 30, 2012 and 2011, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Net gains on Artio Global funds held for deferred compensation	$ 373	$(1,798)	$ 987	$(1,435)
Less: Net gains (losses) on redeemed Artio Global funds held for deferred compensation	(10)	19	527	867

Unrealized gains (losses) on Artio Global funds held for deferred compensation	$ 383	$(1,817)	$ 460	$(2,302)

Net gains (losses) – the Consolidated Investment Products and other seed money investments:
Net gains on investments of the Consolidated Investment Products	$1,013	$(5,772)	$ 907	$(5,628)
Less: Net losses on investments of the Consolidated Investment Products sold or matured	(284)	(383)	(2,201)	(123)

Unrealized gains (losses) on investments of the Consolidated Investment Products	$1,297	$(5,389)	$ 3,108	$(5,505)

Net gains on other seed money investments	$ 112	$ (782)	$ 169	$ (684)
Less: Net gains (losses) on other seed money investments sold, matured or redeemed	20	(32)	51	153

Unrealized gains (losses) on other seed money investments	$ 92	$ (750)	$ 118	$ (837)

Total net gains –the Consolidated Investment Products and other seed money investments	$1,125	$(6,554)	$ 1,076	$(6,312)
Less: Total net gains (losses) on the Consolidated Investment Products and other seed money investments sold, matured or redeemed	(264)	(415)	(2,150)	30

Total unrealized gains (losses) on the Consolidated Investment Products and other seed money investments	$1,389	$(6,139)	$ 3,226	$(6,342)

17  Artio Global Investors Inc. Third Quarter 2012 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Consolidated Investment Products’ investment income, including unrealized gains and losses and income from derivative contracts, is recorded in Non-operating income (loss): The Consolidated Investment Products and other seed money investments: Net gains (losses) in the Consolidated Statement of Operations and is derived from the following investment categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Equity securities	$ 174	$ (486)	$(177)	$ (710)
Fixed income investments:
Corporate bonds	660	(3,176)	620	(2,626)
Sovereign and international financial organization debt	427	(1,475)	886	(1,222)
Term loans	225	(1,834)	269	(1,690)
Warrants	10	(94)	—	(137)
Asset-backed securities	16	—	16	—
Total return swap	1,426	—	1,822	—
Credit default swaps	(882)	644	(882)	594
Foreign exchange contracts	(538)	372	(935)	17
Options	(50)	37	(257)	(163)
Other	(455)	240	(455)	309

Total net gains (losses) – the Consolidated Investment Products	$1,013	$(5,772)	$ 907	$(5,628)

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

Artio Global Investors Inc. Third Quarter 2012 Form 10-Q   18

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Our investments as of September 30, 2012, are valued using prices as follows:

(in thousands)	Total	Level 1 Quoted Prices	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs
Artio Global funds held for deferred compensation:
Artio Global funds	$ 9,999	$ 9,999	$ —	$ —

Total Artio Global funds held for deferred compensation	$ 9,999	$ 9,999	$ —	$ —

Investments owned by the Consolidated Investment Products, and other seed money investments:
Investments owned by the Consolidated Investment Products:
Equity securities	$ 3,171	$ 1,754	$ 1,385	$ 32
Fixed income investments:
Corporate bonds	20,854	362	20,492	—
Sovereign and international financial organization debt	17,687	—	17,687	—
Term loans	9,472	—	8,478	994
Asset-backed securities	210	—	210	—
Resell agreements	3,852	—	3,852	—

Total investments owned by the Consolidated Investment Products	55,246	2,116	52,104	1,026

Other seed money investments:
Equity funds	1,928	1,928	—	—

Total other seed money investments	1,928	1,928	—	—

Total investments owned by the Consolidated Investment Products, and other seed money investments	$57,174	$ 4,044	$52,104	$ 1,026

Investments sold, not yet purchased by the Consolidated Investment Products:
Fixed income investments:
Corporate bonds	$ (2,023)	$ (19)	$ (2,004)	$ —

Total investments sold, not yet purchased by the Consolidated Investment Products	$ (2,023)	$ (19)	$ (2,004)	$ —

19  Artio Global Investors Inc. Third Quarter 2012 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Our investments as of December 31, 2011, are valued using prices as follows:

(in thousands)	Total	Level 1 Quoted Prices	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs
Artio Global funds held for deferred compensation:
Artio Global funds	$10,211	$10,211	$ —	$ —

Total Artio Global funds held for deferred compensation	$10,211	$10,211	$ —	$ —

Investments owned by the Consolidated Investment Products, and other seed money investments:
Investments owned by the Consolidated Investment Products:
Equity securities	$ 1,979	$ 1,927	$ —	$ 52
Fixed income investments:
Corporate bonds	23,205	279	22,513	413
Sovereign and international financial organization debt	14,207	—	14,207	—
Term loans	13,961	—	13,014	947
Warrants	111	111	—	—
Resell agreements	3,059	—	3,059	—

Total investments owned by the Consolidated Investment Products	56,522	2,317	52,793	1,412

Other seed money investments:
Equity funds	1,822	1,822	—	—
Equity securities	1,166	1,166	—	—

Total other seed money investments	2,988	2,988	—	—

Total investments owned by the Consolidated Investment Products, and other seed money investments	$ 59,510	$ 5,305	$52,793	$1,412

Investments sold, not yet purchased by the Consolidated Investment Products:
Corporate bonds	$ (3,048)	$ (810)	$(2,238)	$ —
Total investments sold, not yet purchased by the Consolidated Investment Products	$ (3,048)	$ (810)	$(2,238)	$ —

Derivative contracts, which are included in Other assets and Other liabilities in the Consolidated Statement of Financial Position, are valued using Level 2 inputs.

There were no transfers between Level 1 and Level 2 securities.

Artio Global Investors Inc. Third Quarter 2012 Form 10-Q   20

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Changes during the nine months ended September 30, 2012 and 2011, in Level 3 securities are as follows:

	As of
(in thousands)	September 30, 2012	September 30, 2011
Equity securities owned by the Consolidated Investment Products:
Beginning of period	$52	$146
Sales	—	(44)
Transfers to level 2	—	(65)
Net losses during the period	(20)	(37)

End of period	$32	$—

Equity securities – total losses for the period attributable to the change in unrealized gains or losses relating to assets still held as of end of period	$(20)	$(10)

Corporate bonds owned by the Consolidated Investment Products:
Beginning of period	$413	$—
Purchases	10	733
Sales	(41)	(47)
Transfers to level 2	(111)	—
Net losses during the period	(271)	(57)

End of period	$—	$629

Corporate bonds – total losses for the period attributable to the change in unrealized gains or losses relating to assets still held as of end of period	$—	$(57)

Term loans owned by the Consolidated Investment Products:
Beginning of period	$947	$955
Purchases	1,969	1,948
Sales	(1,938)	(765)
Transfers to level 2	—	(118)
Amortization	27	16
Net losses during the period	(11)	(92)

End of period	$994	$1,944

Term loans – total losses for the period attributable to the change in unrealized gains or losses relating to assets still held as of end of period	$(23)	$(108)

During the nine months ended September 30, 2012, $0.1 million in corporate bonds were transferred from Level 3 to Level 2 and during the nine months ended September 30, 2011, $0.1 million in term loans and an additional $0.1 million in equity securities were transferred from Level 3 to Level 2, due to the availability of an additional external observable pricing source.

We use a market-yield analysis approach to value our Level 3 term loan investments. We consider the number of contributors used by an authorized pricing service for their valuation of a particular asset a direct reflection of liquidity. If an authorized pricing service reports using only one indicator quote, we classify the asset as Level 3. We review prices obtained from the authorized pricing services, using our own observations of market yields for similar instruments, for yield and reasonableness. Based on our internal review, the pricing committee may revalue the loans if it believes the pricing service valuation does not reflect our observations of market yields. As of September 30, 2012, they did not revalue any loans.

21  Artio Global Investors Inc. Third Quarter 2012 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The values of other securities designated as Level 3 are based on our own computations. Valuation techniques and inputs used in the fair value measurement of these securities are as follows:

(in thousands)	Fair Value as of September 30, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
Equity security	$32	Internal model(a)	Market adjustments	N/A

N/A	– Not applicable.
(a)	Valuation is based upon the last available price for the corresponding debt security, multiplied by the debt to equity conversion ratio, and if necessary, adjusted for market price movements.

Total Level 3 securities are as follows:

(in thousands)	As of September 30, 2012
Single quote investments (term loans)	$ 994
Equity securities	32

Total Level 3 securities	$1,026

Note 6. Derivative Contracts

The Consolidated Investment Products employ credit default swaps, total return swaps, foreign exchange contracts and options contracts as part of their trading strategies and are accounted for as trading products.

	Notional/Nominal Amount as of		Average Notional/Nominal Amount Outstanding for the Nine Months Ending
(in thousands)	September 30, 2012	December 31, 2011	September 30, 2012	September 30, 2011
Credit default swaps	$38,165	$14,450	$36,869	$ 6,380
Total return swap	32,553	—	30,476	—
Foreign exchange contracts	11,484	27,250	13,062	16,692
Option contracts	1,805	5,957	1,816	9,268

Fair value of derivative contracts as of September 30, 2012, and December 31, 2011, is as follows:

	Assets		Liabilities
(in thousands)	Statement of Financial Position Location	Fair Value	Statement of Financial Position Location	Fair Value
As of September 30, 2012:
Credit default swaps	Other assets	$99
Total return swap	Other assets	320
Foreign exchange contracts	Other assets	—	Other liabilities	$142
Option contracts	Other assets	8

As of December 31, 2011:
Credit default swaps	Other assets	$993
Foreign exchange contracts	Other assets	272	Other liabilities	$ 80
Option contracts	Other assets	93

Artio Global Investors Inc. Third Quarter 2012 Form 10-Q   22

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

Consolidated Investment Products

Certain Consolidated Investment Products employ leverage to finance their investments. The leverage primarily takes the form a total return swap on selected assets. Interest under the total return swap includes an implicit interest rate based on LIBOR plus a range of 115 to 125 basis points with a maximum portfolio book value of $100.0 million, and minimum portfolio book values ranging from $35.0 million to $75.0 million, based on the number of days since the inception of the total return swap. As of September 30, 2012, interest was computed on the greater of the actual reference portfolio book value of $34.6 million or the then applicable minimum portfolio book value of $50.0 million under the total return swap agreement. The minimum portfolio book value increases to $75 million in the fourth quarter of 2012. The designated maturity of the total return swap is monthly and has a scheduled ramp-down after 18 months. The borrowing arrangement is currently collateralized by investments held at the lending bank. The counterparty to the swap is not obligated to offset portfolio risk by retaining or purchasing the underlying loans. Accordingly, our pricing procedures consider the effect of counterparty risk when assigning fair values to our investments.

The fair value of the liability under the total return swap on our Consolidated Statement of Financial Position approximates its contract value as the debt is short-term with a floating interest rate and is categorized as Level 2.

Note 8. Share-Based Payments

Activity under the Artio Global Investors Inc. 2009 Stock Incentive Plan (the “Plan”) was as follows:

Units/Shares
Available for grant at inception	9,700,000
Restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) granted, including dividend equivalents	(6,104,646)
Fully-vested restricted stock granted to independent directors	(122,299)
RSUs forfeited, including dividend equivalents	545,520

Available for grant as of September 30, 2012	4,018,575

Certain of the RSUs we have granted have only service conditions, while others have performance or market conditions.

23  Artio Global Investors Inc. Third Quarter 2012 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Awards Having Only Service Conditions

	Weighted- Average Grant Date Fair Value	Number of RSUs and RSAs	RSU and RSA Dividend Equivalents
Granted and unvested as of December 31, 2011	$22.02	1,822,079	66,562
Grants:
RSUs and RSAs	4.42	875,143
Dividend equivalents			63,043
Vesting:
RSUs	23.12	(620,830)
Dividend equivalents			(33,248)
Forfeitures:
RSUs	13.38	(113,849)
Dividend equivalents			(4,028)

Granted and unvested as of September 30, 2012	15.38	1,962,543	92,329

Granted and unvested as of December 31, 2010	$25.70	1,856,997	27,225
Grants:
RSUs	14.81	450,976
Dividend equivalents			33,440
Vesting:
RSUs	25.74	(482,865)
Dividend equivalents			(13,220)
Forfeitures:
RSUs	25.33	(3,072)
Dividend equivalents			(57)

Granted and unvested as of September 30, 2011	23.15	1,822,036	47,388

Compensation expense related to awards with only service conditions is recognized using a straight-line method over the requisite service period (generally a three- or five-year period from the date of the grant for the entire award), unless an award meets retirement eligibility requirements. Compensation expense related to the amortization of RSU and RSA grants is included in Employee compensation and benefits in the Consolidated Statement of Operations and was $20.7 million for the three months ended September 30, 2012, and $7.2 million for the three months ended September 30, 2011. Compensation expense related to the amortization of RSU and RSA grants was $27.9 million for the nine months ended September 30, 2012, and $14.4 million for the nine months ended September 30, 2011.

In September 2012, the Board approved the elimination of the service requirement for all unvested RSU grants made at the time of our initial public offering (“IPO”). These RSU awards will continue to vest in accordance with the previously existing schedule. We recorded an expense of $17.2 million in the third quarter of 2012 to reflect the elimination of the future service requirement associated with these awards.

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

Artio Global Investors Inc. Third Quarter 2012 Form 10-Q   24

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

	Weighted- Average Grant Date Fair Value(a)	Number of LTIP RSUs	Future Grant Date LTIP RSUs	LTIP RSU Dividend Equivalents
LTIP RSUs as of December 31, 2011	$14.81	1,759,668	178,695	48,879
Grants	4.54	107,930
Grant date fair value set	6.12	63,973	(63,973)
Forfeitures:
RSUs	10.78	(215,459)	(48,813)
Dividend equivalents				(11,760)
Dividend equivalents				49,827

LTIP RSUs as of September 30, 2012	11.13	1,716,112	65,909	86,946

LTIP RSUs as of December 31, 2010	—	—	—	—
Grants:
LTIP RSUs	14.81	1,863,772	178,695
Forfeitures:
RSUs	14.81	(104,104)	—
Dividend equivalents				(1,541)
Dividend equivalents				30,245

LTIP RSUs as of September 30, 2011	14.81	1,759,668	178,695	28,704

(a)	Weighted-average grant date fair value for grants is based on the closing price on the grant date. Market-based grants do not use the weighted-average grant date fair value to calculate amortization expense, but a fair value using a Monte Carlo pricing model. The model requires management to develop estimates regarding certain input variables. If we had used different methods to estimate our variables for the Monte Carlo model, or if we had used a different type of pricing model, the fair value of our grants might have been different.

Compensation expense related to the LTIP RSU grants is included in Employee compensation and benefits in the Consolidated Statement of Operations and was $0.3 million for the three months ended September 30, 2012, and $1.1 million for the three months ended September 30, 2011. Compensation expense related to the LTIP RSU grants was $2.3 million for the nine months ended September 30, 2012, and $3.1 million for the nine months ended September 30, 2011.

Note 9. Income Taxes

A summary of the provisions for income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Current:
Federal	$771	$7,935	$2,050	$30,319
State and local	(3,030)	2,508	(3,517)	9,298

Total	(2,259)	10,443	(1,467)	39,617

Deferred:
Federal	161,781	(542)	165,236	936
State and local	12,105	(148)	12,893	820

Total	173,886	(690)	178,129	1,756

Income tax expense	$171,627	$9,753	$176,662	$41,373

25  Artio Global Investors Inc. Third Quarter 2012 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Net deferred tax assets comprise the following:

(in thousands)	As of September 30, 2012	As of December 31, 2011
Deferred tax assets:
Deferred compensation	$14,645	$8,469
Provisions and other	5,942	5,284
Step-up of tax basis(a)	176,533	181,947

Total deferred tax assets	197,120	195,700
Valuation allowance	(178,143)	—

Net deferred tax assets	$18,977	$195,700

(a)	Under the tax receivable agreement, 85% of the future tax benefit is payable to the Principals.

The majority of our deferred tax asset (“DTA”) as of September 30, 2012, is the result of the step-up in tax basis relating to exchanges by the Principals in 2009, 2010 and 2012 of New Class A Units for Investors’ Class A common stock. The amortization of the step-up for tax purposes occurs annually for approximately 15 years in amounts ranging from approximately $23 million to $52 million a year.

Recovery of the DTA depends on our ability to generate sufficient taxable income. Amounts not used in the year generated may be available through carryback or carryforward to other taxable years. We evaluated the recoverability of the DTA and in the third quarter of 2012, we recorded a valuation allowance of $178.1 million due to our assessment that it is no longer ‘more likely than not’ of being realized. We also reduced Due under tax receivable agreement on the Consolidated Statement of Financial Position by $141.2 million, which was recorded in non-operating income on the Consolidated Statement of Operations in the third quarter of 2012.

Our net DTA includes $4.0 million related to amortization of RSU awards granted at prices between $26.25 and $4.42 per share that are vesting from February 2013 to September 2014. Deferred tax benefits on amortization of RSU awards are recorded based on the grant-date fair value of the awards. The actual tax benefit upon vesting is based on our stock price on the date the awards vest. If the stock price on vesting date is less than the grant-date fair value, the excess deferred tax benefit on the awards will be charged to Income taxes in the Consolidated Statement of Operations.

As of September 30, 2012, the grant-date fair values of all unvested RSU and RSA grants were in excess of our stock price on that date, in some cases significantly so. If the awards vest at prices below the grant-date fair values, the related deferred tax benefits will be partially unrecoverable, and the amounts could be material.

Artio Global Investors Inc. Third Quarter 2012 Form 10-Q   26

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

A reconciliation between the Federal statutory tax rate of 35% and the effective tax rates is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in percentages)	2012	2011	2012	2011
Federal statutory rate	35%	35%	35%	35%
State and local, net of Federal benefit, and other	5	6	5	6
Non-controlling interests	—	3	—	—
Permanent differences:
Valuation allowance	148	—	135	—
Vesting of RSUs	3	19	4	3
Realization of unrecognized tax benefit	—	—	(1)	—
Reduction of liability under tax receivable agreement	(47)	—	(43)	—
Prior year tax provision adjustment	(1)	—	(1)	—
Other	—	2	—	1

Total	143%	65%	134%	45%

As of September 30, 2012, $1.3 million of unrecognized tax benefits, if recognized, would have an impact on our effective tax rate.

A reconciliation of the change in unrecognized tax benefits is as follows:

(in thousands)
Balance, January 1, 2011	$2,974
Additions (reductions) for tax provisions of prior years	—
Additions based on tax provisions related to current year	203
Reductions for settlements with taxing authorities	—
Lapse of statute of limitations	—

Balance, December 31, 2011	3,177
Additions (reductions) for tax provisions of prior years	29
Reductions based on tax provisions related to current year	(79)
Reductions for settlements with taxing authorities	(1,181)
Lapse of statute of limitations	(620)

Balance, September 30, 2012	$1,326

Tax years 2009 to the present are open for examination by Federal, state and local tax authorities. We are currently under examination by the New York City tax authorities for Investment Adviser for the years 2006, 2007 and 2008. There are waivers extending our New York City 2006, 2007 and 2008 tax years to December 2013.

27  Artio Global Investors Inc. Third Quarter 2012 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 10. Earnings Per Share (“EPS”)

Basic and diluted EPS were calculated using the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Net income attributable to Artio Global Investors – Basic	$(52,107)	$6,413	$(45,972)	$49,595

Net income attributable to non-controlling interests(a)	—	—	—	—
Income tax related to non-controlling interests(a)	—	—	—	—

Net income - Diluted	$(52,107)	$6,413	$(45,972)	$49,595

Weighted average shares for basic EPS	59,640	58,157	59,017	58,301
Dilutive potential shares from exchange of New Class A Units by the Principals(a)	—	—	—	—
Dilutive potential shares from grants of RSUs(b)	—	246	—	130

Weighted average shares for diluted EPS	59,640	58,403	59,017	58,431

(a)	The potential impact of the exchange of non-voting Class A member interests in Holdings (“New Class A Units”) by the Principals, and cancelation of corresponding shares of Class B common stock, for Class A common stock of 0.5 million weighted average shares for the nine months ended September 30, 2012, was antidilutive. In April 2012, the Principals each exchanged their remaining 600,000 New Class A Units for 600,000 shares of Class A common stock and a corresponding number of shares of Class B common stock were canceled. The potential impact of the exchange of New Class A Units by the Principals, and cancelation of corresponding shares of Class B common stock, for Class A common stock of 1.2 million weighted average shares for the three months and nine months ended September 30, 2011, was antidilutive.
(b)	The potential impact of an additional 2.7 million granted RSUs and RSAs for the three months ended September 30, 2012,and an additional 2.8 million granted RSUs and RSAs for the nine months ended September 30, 2012, was antidilutive. The potential impact of an additional 1.7 million granted RSUs for the three months ended September 30, 2011, and an additional 1.6 million granted RSUs for the nine months ended September 30, 2011, was antidilutive.

On October 25, 2012, our Board of Directors declared a dividend of $0.02 per share to be paid on November 20, 2012, to holders of record of our Class A common stock as of the close of business on November 9, 2012.

Note 11. Commitments and Contingencies

There are no claims against us that are considered probable or reasonably possible of having a material effect on our financial position, results of operations or cash flows.

Although we may not have an explicit legal obligation to do so, we have, at our discretion, reimbursed client accounts for certain operational losses incurred.

In the third quarter of 2012, we recorded $1.2 million in Accounts payable and accrued expenses in the Consolidated Statement of Financial Position for the indemnification of a tax obligation of one of our funds.

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

Artio Global Investors Inc. Third Quarter 2012 Form 10-Q   28

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 13. Subsequent Event

Effective November 1, 2012, Richard Pell stepped down from his roles as Chairman and Chief Executive Officer to focus exclusively on investment management as our Chief Investment Officer. President and Chief Operating Officer, Anthony Williams, succeeded Mr. Pell as Chief Executive Officer and joined our board of directors, as of November 1, 2012. In conjunction with these changes, the International Equity team has been reorganized. Succeeding Mr. Pell, Francis Ledwidge, who had been the lead independent director since our initial public offering in 2009, assumed the role of Chairman.

In November 2012, we also announced our decision to reduce staffing levels across the organization. As a result, we expect to record a charge in the range of $4.5 to $5.0 million during the fourth quarter of 2012.

29  Artio Global Investors Inc. Third Quarter 2012 Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Introduction

Artio Global Investors Inc. (“Investors” or the “Company”) and subsidiaries (collectively, “we,” “us” or “our”) comprises Investors and its subsidiaries, including Artio Global Holdings LLC (“Holdings”), an intermediate holding company that owns Artio Global Management LLC (“Investment Adviser”), a registered investment adviser under the Investment Advisers Act of 1940, as amended; Artio Global Institutional Services LLC, which is licensed as a limited-purpose broker-dealer; and certain investment vehicles we consolidate because we have a controlling financial interest in them (the “Consolidated Investment Products”). In April 2012, Richard Pell, our Chief Investment Officer (“Pell”), and Rudolph-Riad Younes, our Head of International Equity (“Younes,” together with Pell, the “Principals”) exchanged their remaining interests in Holdings for shares of Investors’ Class A common stock, leaving Holdings as a wholly owned subsidiary (see Notes to Consolidated Financial Statements, Note 2. Stockholders’ Equity). Prior to the exchange, Holdings was approximately 98% owned by Investors and 1% owned by each of the Principals. The Principals’ interests were reflected in the consolidated financial statements as Non-controlling interests in Holdings.

Our MD&A is provided in addition to the accompanying consolidated financial statements and footnotes to assist readers in understanding our results of operations and liquidity and capital resources. The MD&A is organized as follows:

•	General Overview. Beginning on page 31, we provide a summary of our overall business, the economic environment and our business environment.

•	Key Performance Indicators. Beginning on page 33, we discuss the operating and financial indicators that guide management’s review of our performance.

•

Assets Under Management. Beginning on page 36, we provide a detailed discussion of our assets under management (“AuM”), which is the major driver of our operating revenues and key performance indicators.

•	Revenues and Other Operating Income. Beginning on page 40, we compare our revenue and other operating income to the corresponding periods a year ago.

•	Operating Expenses. Beginning on page 41, we compare our operating expenses to the corresponding periods a year ago.

•	Non-operating Income (Loss). Beginning on page 42, we compare our non-operating income (loss) to the corresponding periods a year ago.

•	Income Taxes. Beginning on page 42, we compare our effective tax rates to the corresponding periods a year ago.

•

Liquidity and Capital Resources. Beginning on page 43, we discuss our working capital as of September 30, 2012, and December 31, 2011, and cash flows for the first nine months of 2012 and 2011. Also included is a discussion of the financial capacity available to help fund our future activities.

•	New Accounting Standards. Beginning on page 45, we discuss new accounting pronouncements that may apply to us.

•

Cautionary Note Regarding Forward-Looking Statements. Beginning on page 45, we describe the risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements set forth in this Form 10-Q relating to our financial results, operations, business plans and prospects. Such forward-looking statements are based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances.

Artio Global Investors Inc. Third Quarter 2012 Form 10-Q   30

General Overview

Business

We are an asset management company that provides investment management services to institutional and mutual fund clients. We manage and advise proprietary (mutual) funds; commingled institutional investment vehicles; institutional separate accounts; sub-advisory accounts; and a hedge fund. While our operations and clients are primarily U.S.-based, a substantial portion of our AuM is invested outside of the U.S. Our revenues are primarily billed in U.S. dollars and are calculated based on the U.S. dollar value of the investment assets we manage for clients. Our managed portfolios have exposures to currencies other than the U.S. dollar, which can affect our revenues. As of September 30, 2012, 47% of our AuM were exposed to currencies other than the U.S. dollar. Consequently, changes in foreign currency exchange rates will affect our revenues. Our expenses are primarily billed and paid in U.S. dollars and not significantly impacted by foreign currency exchange rates.

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

In the third quarter of 2012, global markets saw positive returns. The euro zone performed well after the European Central Bank pledged to support the euro by cutting its benchmark interest rate to its lowest level ever and stated that it is prepared to make unlimited purchases of government debt in the open market. Concerns still surround the fiscal rescue of Greece and Spain, and a slowdown in Chinese growth that could impact prospects in Europe and the U.S.

U.S. markets performed strongly in light of a widely anticipated policy announcement by the U.S. Federal Reserve that it will begin expanding its holdings of mortgage-backed securities. Instead of providing a fixed endpoint, however, the U.S. Federal Reserve announced that its open market activity will continue until unemployment drops sufficiently or inflation rises too fast. The outcome of November’s presidential election and a compromise to avoid the so-called ‘fiscal cliff’ continue to weigh on investor sentiment.

Business Environment

The International Equity strategies, which historically comprised the largest percentage of AuM, saw significant net client cash outflows in the first nine months of 2012. By contrast, fixed income strategies only experienced modest net client cash outflows, and with market appreciation, their AuM is now higher than it was at the start of the year. By asset size, as of September 30, 2012, fixed income represents our largest product group. Given this proportional shift and their lower rate fees, asset growth within our fixed income strategies is expected to result in a slower pace of revenue growth than if there was a comparable situation in our equities strategies.

We believe that our fixed income strategies provide our best opportunity for asset growth in the immediate future, but believe this could be tempered by net client cash outflows in our International Equity strategies.

Results for the three months ended September 30, 2012, include expenses associated with winding down our U.S. Equity strategies, as well as other expenses associated with reductions to our cost base to a level consistent with our decreased AuM and associated revenues. These expenses totaled $5.0 million.

31  Artio Global Investors Inc. Third Quarter 2012 Form 10-Q

We have deferred tax assets totaling $176.5 million that resulted from a step-up in tax basis associated with the conversion of shares by certain shareholders (the “step-up benefits”). These tax benefits are shared with the converting shareholders under a tax receivable agreement (see Notes to the Consolidated Financial Statements, Note 4. Related Party Activities: Tax Receivable Agreement). The amortization of the step-up for tax purposes occurs annually for approximately 15 years in amounts ranging from approximately $23 million to $52 million a year. Our analysis of these benefits shows that while we are likely to utilize the amortization expense to generate tax benefits in the next year, in the years following, we may have difficulty recognizing such benefits. Any unused benefits will then be usable in our tax returns only on a carry-forward basis, for a period of 20 years. We have recorded a valuation allowance of $178.1 million against these deferred tax assets and certain other deferred tax assets, and reduced Due from tax receivable agreement on the Statement of Financial Position by $141.2 million, reflecting our estimate of the amounts of step-up benefits that will not be usable in reducing our tax liability in the years that the amortization takes place.

In connection with a review of our deferred tax assets, we decided in the third quarter of 2012 to eliminate the service requirement for employee stock awards issued at our initial public offering (“IPO”). The cost of the unvested awards, or $17.2 million, was accelerated and is included in the third-quarter 2012 results. The awards will continue to vest according to their original schedule.

Changing and refining our business strategy is only possible with sufficient liquid resources. We generated positive cash flow during the third quarter of 2012 and as of September 30, 2012, had a cash balance of $79.7 million. This provides us with funds for both operating purposes and investment in future growth initiatives.

Artio Global Investors Inc. Third Quarter 2012 Form 10-Q   32

Key Performance Indicators

Our management reviews our performance on a monthly basis, focusing on the indicators described below.

(in millions, except basis points, percentages and per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating indicators
AuM at end of period	$17,667	$34,252	$17,667	$34,252
Average AuM for period(a)	19,171	41,670	23,755	47,829
Net client cash flows	(4,285)	(4,183)	(14,749)	(11,941)
Market appreciation (depreciation)	796	(8,400)	2,057	(7,214)

Financial indicators
Investment management fees	26	66	103	226
Effective fee rate (basis points)(b)	55.0	62.4	57.7	63.1
Adjusted operating income(c)	1	32	17	113
Adjusted operating margin(d)	4.3%	50.0%	16.6%	50.5%
Adjusted EBITDA(c)	3	35	25	121
Adjusted EBITDA margin(d)	10.5%	54.4%	24.2%	54.1%
Adjusted compensation ratio(c)(e)	53.6%	27.8%	49.1%	29.6%
Adjusted net income attributable to Artio Global Investors(c)	4	16	13	63
Diluted earnings per share	$ (0.87)	$ 0.11	$ (0.78)	$0.85
Adjusted diluted earnings per share(f)	$ 0.07	$ 0.27	$ 0.23	$ 1.06

(a)	Average AuM for a period is computed on the beginning-of-first-month balance and all end-of-month balances within the period.
(b)	The effective fee rate is computed by dividing annualized investment management fees (normalized for the number of days in the period) by average AuM for the period.
(c)	See the “Adjusted Performance Measures” section of this MD&A for reconciliations of Employee compensation and benefits to Adjusted compensation; Operating income before income tax expense to Adjusted operating income; Net income to adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”); and Net income attributable to Artio Global Investors to Adjusted net income attributable to Artio Global Investors.
(d)	Adjusted operating and Adjusted EBITDA margins are calculated by dividing Adjusted operating income and Adjusted EBITDA by Total revenues and other operating income.
(e)	Calculated as Adjusted compensation(c) divided by Total revenues and other operating income.
(f)	Adjusted diluted earnings per share is calculated by dividing Adjusted net income attributable to Artio Global Investors by Adjusted weighted average diluted shares (see the “Adjusted Performance Measures” section of this MD&A).

Operating Indicators

Our revenues are driven by the amount and composition of our AuM, as well as by our fee structure. As a result, management closely monitors our AuM. We believe average AuM is more useful than quarter-end AuM in analyzing performance during a period, as most of our fees are calculated based on daily or monthly AuM, rather than quarter-end balances of AuM.

Net client cash flows represent purchases by new or existing clients, less redemptions. Our net client cash flows are driven by a number of factors, including the performance of our investment strategies relative to their respective benchmark and/or peers, absolute levels of performance, the competitiveness of our fee rates, the success of our marketing and client service efforts, clients’ appetite for risk and the general state of equity and fixed income markets. Net client cash outflows were $4.3 billion for the three months ended September 30, 2012, and $14.7 billion for the nine months ended September 30, 2012, mostly in our International Equity strategies. In our view, this primarily reflects underperformance in our International Equity strategies during 2009 through 2012.

Financial Indicators

Management reviews certain financial ratios to monitor progress with internal forecasts and our business drivers, and compare our firm with others in the asset management industry. The effective fee rate represents the amount of investment management fees we earn divided by the average dollar value of AuM we manage. This information can

33  Artio Global Investors Inc. Third Quarter 2012 Form 10-Q

be used as an indicator of the contribution of our products to revenues. Adjusted operating and Adjusted EBITDA margins are important indicators of our profitability and the efficiency of our business model. (See the “Adjusted Performance Measures” section of this MD&A for a discussion of financial indicators not prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”).) Other ratios shown in the table on page 33 allow us to review expenses in comparison with our revenues.

Investment management fees are earned from managing clients’ assets and fluctuate based on the total value of AuM, composition of AuM among our investment vehicles and among our investment strategies, and changes in the investment management fee rates on our products. Fees from our International Equity strategies are our primary revenue source and as a percentage of Investment management fees were approximately 67% in the first nine months of 2012 and 85% in the first nine months of 2011. The decrease in revenue percentage from our International Equity strategies primarily reflects net client cash outflows in 2011 and the first nine months of 2012.

Our effective fee rate of 55.0 basis points for the third quarter of 2012 has declined in recent quarters due primarily to a greater proportion of our AuM being in fixed income strategies, which typically have lower average fee rates than our equity strategies.

Our Adjusted operating and Adjusted EBITDA margins in the first nine months of 2012 decreased compared to the first nine months of 2011, as revenues declined faster than expenses. We expect our margins to be under pressure during the rest of 2012 and in 2013, given the significant decline in AuM.

Adjusted Performance Measures

Certain of our financial indicators are adjusted versions of balances in our consolidated financial statements and are not prepared in conformity with GAAP. We believe these adjusted financial indicators are meaningful as they are more representative of our ongoing expense base than their GAAP counterparts. We exclude the amortization expense associated with equity awards granted to employees at the time of our IPO in 2009 (since it was awarded as a consequence of our IPO and not in the ordinary course of business), severance and other costs associated with the organizational changes put in place during 2011 and 2012, a valuation allowance on a deferred tax asset (since the deferred tax asset arose primarily out of a stock transaction rather than our operations), expenses related to the winding down of our U.S. Equity strategies and the indemnification of a tax obligation of one of our funds.

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

These adjustments are reflected in Adjusted operating income, Adjusted operating margin, Adjusted compensation ratio, Adjusted net income attributable to Artio Global Investors, Adjusted EBITDA, Adjusted EBITDA margin and Adjusted diluted earnings per share. Adjusted EBITDA and Adjusted EBITDA margin also exclude non-operating income and the indemnification of a tax obligation of one our funds. We have adjusted Income taxes to reflect the appropriate effective tax rate for each period after taking into consideration these non-GAAP adjustments.

Artio Global Investors Inc. Third Quarter 2012 Form 10-Q   34

The following table reconciles Employee compensation and benefits to Adjusted compensation, Operating income before income tax expense to Adjusted operating income, Net income to Adjusted EBITDA, and Net income attributable to Artio Global Investors to Adjusted net income attributable to Artio Global Investors.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Employee compensation and benefits	$ 38,048	$28,387	$ 79,799	$ 82,217
Less compensation adjustments:
Staff reduction costs	4,637	5,622	5,502	5,622
Amortization expense of IPO-related restricted stock unit grants (“RSUs”)	19,021	5,052	23,454	10,320

Total compensation adjustments	23,658	10,674	28,956	15,942

Adjusted compensation	$ 14,390	$17,713	$ 50,843	$ 66,275

Operating income (loss) before income tax expense	$(24,106)	$21,219	$(13,366)	$ 97,160
Add: total compensation adjustments	23,658	10,674	28,956	15,942
Add: indemnification charge	1,205	—	1,205	—
Add: other restructuring charges	403	—	403	—

Adjusted operating income	$ 1,160	$31,893	$ 17,198	$113,102

Net income (loss)	$(51,547)	$ 5,276	$(44,673)	$ 50,006
Less: interest income	(1,810)	(1,019)	(3,547)	(2,314)
Add: interest expense	(125)	461	358	1,488
Add: income taxes	171,627	9,753	176,662	41,373
Add: depreciation and amortization	21,590	8,934	32,242	19,611

EBITDA	139,735	23,405	161,042	110,164
Add: other non-operating (income) loss(a)	(142,251)	6,748	(142,166)	6,607
Add: staff reduction costs, excluding amortization	3,736	4,519	4,601	4,519
Add: indemnification charge	1,205	—	1,205	—
Add: other restructuring charges	403	—	403	—

Adjusted EBITDA	$ 2,828	$34,672	$ 25,085	$121,290

Net income (loss) attributable to Artio Global Investors	$(52,107)	$ 6,413	$(45,972)	$ 49,595
Add: total compensation adjustments	23,658	10,674	28,956	15,942
Add: non-controlling interests in Holdings	—	319	202	1,807
Add: indemnification charge	1,205	—	1,205	—
Add: other restructuring charges	403	—	403	—
Add: reduction in liability under tax receivable agreement	(141,195)	—	(141,195)	—
Tax impact of adjustments	171,936	(1,492)	169,874	(3,977)

Adjusted net income attributable to Artio Global Investors	$ 3,900	$15,914	$ 13,473	$ 63,367

Weighted average diluted shares	59,640	58,403	59,017	58,431
Adjusted weighted average diluted shares(b)	59,988	59,603	59,745	59,631

(a)	Other non-operating income (loss) primarily represents a reduction in liability under a tax receivable agreement and gains and losses on investments of the Consolidated Investment Products.
(b)	Adjusted weighted average diluted shares for periods prior to the Principal’s exchanges in April 2012 assumes the Principals have fully exchanged all of their non-voting Class A membership interests in Holdings (“New Class A Units”) for Class A common stock. The additional shares are antidilutive in accordance with GAAP. Adjusted weighted average diluted shares for the three months and nine months ended September 30, 2012, include the dilutive impact of the unvested RSUs which are anti-dilutive under GAAP.

35  Artio Global Investors Inc. Third Quarter 2012 Form 10-Q

Assets under Management (“AuM”)

Changes to our AuM, the distribution of our AuM among our investment products and investment strategies, and the effective fee rates on our products, all affect our operating results from one period to another.

The amount and composition of our AuM are influenced by a variety of factors including, among other things:

•	investment performance, including our investment decisions and fluctuations in both the financial markets and foreign currency exchange rates;
•	client cash flows into and out of our investment products;
•	the mix of AuM among our various strategies; and
•	our introduction or closure of investment strategies and products.

During the nine months ended September 30, 2012, we managed assets across 10 different strategies, within six asset classes, including:

•	High Grade Fixed Income;
•	High Yield;
•	Emerging Markets Local Currency Debt;
•	International Equity;
•	Select Opportunities (formerly Global Equity); and
•	U.S. Equity.

In the third quarter of 2012, we made the decision to discontinue our four U.S. Equity strategies. The AuM of these strategies was $28.9 million as of September 30, 2012.

The following table sets forth a summary of our AuM by investment vehicle type as of September 30, 2012 and 2011.

	As of September 30,		As a % of AuM as of September 30,
(in millions, except percentages)	2012	2011	2012	2011

Proprietary Funds(a)
A shares	$ 2,548	$ 4,706
I shares(b)	6,372	10,758

Total	8,920	15,464	50.5%	45.2%
Institutional commingled funds	2,598	5,769	14.7	16.8
Separate accounts	5,194	10,838	29.4	31.6
Sub-advisory accounts	955	2,181	5.4	6.4

Ending AuM	$17,667	$34,252	100.0%	100.0%

(a)	Proprietary Funds include both SEC-registered funds and private offshore funds. SEC-registered mutual funds within our proprietary funds are: Artio International Equity Fund; Artio International Equity Fund II; Artio Total Return Bond Fund; Artio Global High Income Fund; Artio Select Opportunities Fund Inc.; Artio Emerging Markets Local Currency Debt Fund (“EMLCDF”); and four U.S. Equity funds which are in the process of liquidation.
(b)	Amounts invested in private offshore funds and in the hedge fund are categorized as “I” shares.

The different fee structures associated with each type of investment vehicle make the composition of our AuM an important determinant of the investment management fees we earn. We typically earn higher effective investment management fee rates from our proprietary funds and institutional commingled funds as compared to our separate and sub-advised accounts.

Artio Global Investors Inc. Third Quarter 2012 Form 10-Q   36

The following table sets forth the changes in AuM by investment vehicle type.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2012	2011	% Change	2012	2011	% Change
Proprietary Funds:
Beginning AuM	$10,087	$21,192	(52)%	$13,366	$23,013	(42)%
Gross client cash inflows	583	1,085	(46)	2,602	4,009	(35)
Gross client cash outflows	(2,098)	(2,887)	27	(7,853)	(8,099)	3

Net client cash flows	(1,515)	(1,802)	16	(5,251)	(4,090)	(28)
Transfers between investment vehicles	–	(38)	100	52	(38)	*

Total client cash flows	(1,515)	(1,840)	18	(5,199)	(4,128)	(26)
Market appreciation (depreciation)	348	(3,888)	109	753	(3,421)	122

Ending AuM	8,920	15,464	(42)	8,920	15,464	(42)

Institutional Commingled Funds:
Beginning AuM	3,135	8,285	(62)	4,912	9,236	(47)
Gross client cash inflows	33	60	(45)	157	317	(50)
Gross client cash outflows	(818)	(919)	11	(3,016)	(2,492)	(21)

Net client cash flows	(785)	(859)	9	(2,859)	(2,175)	(31)
Transfers between investment vehicles	113	38	197	126	226	(44)

Total client cash flows	(672)	(821)	18	(2,733)	(1,949)	(40)
Market appreciation (depreciation)	135	(1,695)	108	419	(1,518)	128

Ending AuM	2,598	5,769	(55)	2,598	5,769	(55)

Separate Accounts:
Beginning AuM	6,465	14,221	(55)	9,799	16,801	(42)
Gross client cash inflows	25	111	(77)	179	277	(35)
Gross client cash outflows	(1,413)	(1,232)	(15)	(5,339)	(4,149)	(29)

Net client cash flows	(1,388)	(1,121)	(24)	(5,160)	(3,872)	(33)
Transfers between investment vehicles	(113)	–	*	(178)	(188)	5

Total client cash flows	(1,501)	(1,121)	(34)	(5,338)	(4,060)	(31)
Market appreciation (depreciation)	230	(2,262)	110	733	(1,903)	139

Ending AuM	5,194	10,838	(52)	5,194	10,838	(52)

Sub-advisory Accounts:
Beginning AuM	1,469	3,137	(53)	2,282	4,357	(48)
Gross client cash inflows	22	33	(33)	87	250	(65)
Gross client cash outflows	(619)	(434)	(43)	(1,566)	(2,054)	24

Net client cash flows	(597)	(401)	(49)	(1,479)	(1,804)	18
Transfers between investment vehicles	–	–	–	–	–	–

Total client cash flows	(597)	(401)	(49)	(1,479)	(1,804)	18
Market appreciation (depreciation)	83	(555)	115	152	(372)	141

Ending AuM	955	2,181	(56)	955	2,181	(56)

Total AuM:
Beginning AuM	21,156	46,835	(55)	30,359	53,407	(43)
Gross client cash inflows	663	1,289	(49)	3,025	4,853	(38)
Gross client cash outflows	(4,948)	(5,472)	10	(17,774)	(16,794)	(6)

Net client cash flows	(4,285)	(4,183)	(2)	(14,749)	(11,941)	(24)
Transfers between investment vehicles	–	–	–	–	–	–

Total client cash flows	(4,285)	(4,183)	(2)	(14,749)	(11,941)	(24)
Market appreciation (depreciation)	796	(8,400)	109	2,057	(7,214)	129

Ending AuM	$17,667	$34,252	(48)	$17,667	$34,252	(48)

* Calculation not meaningful.

37  Artio Global Investors Inc. Third Quarter 2012 Form 10-Q

For the three months ended September 30, 2012, the Bank of America Merrill Lynch Global High Yield Constrained Index (the “HY Index”) increased 5.8%. On a gross of fee basis, our High Yield strategy trailed the HY Index by 0.8%. Important positive contributors to performance included an underweight of BB securities, industry positioning within B issuers and overall issue selection. An underweight stance in Europe along with a hedge of European currency exposure and relatively conservative positioning within Europe detracted from our performance.

The Barclays Capital US Aggregate Bond Index (the “TRB Index”) increased 1.6% for the three months ended September 30, 2012. Our Total Return Bond strategy outperformed the TRB Index by 1.2% on a gross of fee basis aided by an overweight to the risk premium in non-Treasury related sectors. Exposure to foreign government bonds and their underlying currencies also produced positive results.

The International Equities strategies’ performance remains challenging. The MSCI All Country World ex-USA Index (the “IE Index”) increased 7.4% for the three months ended September 30, 2012. During this period, the gross performance of our International Equity I strategy trailed the IE Index by 3.0% and our International Equity II strategy trailed the IE Index by 2.2%. Within both strategies, allocation decisions between emerging and developed markets had a slight positive impact on returns, but could not offset the negative effect of stock selection and, to a lesser degree, sector allocation decisions within developed markets.

Net client cash flows across all investment vehicles decreased $0.1 billion during the three months ended September 30, 2012, compared to the corresponding period in 2011, mainly as a result of:

•	a $0.4 billion increase in our International Equity II strategy’s net client cash outflows;
•

a $0.3 billion decrease in our High Grade Fixed Income strategies’ net client cash flows, as the three months ended September 30, 2012, had net client cash outflows compared to net client cash inflows in the corresponding period in 2011; and

•	a $0.1 billion increase in our U.S Equity strategy’s net client cash outflows,

partially offset by,

•	a $0.4 billion decrease in our High Yield strategy’s net client cash outflows; and
•	a $0.3 billion decrease in our International Equity I strategy’s net client cash outflows.

Net client cash flows across all investment vehicles decreased $2.8 billion during the nine months ended September 30, 2012, compared to the corresponding period in 2011, mainly as a result of:

•	a $2.3 billion increase in our International Equity II strategy’s net client cash outflows;
•	a $0.5 billion increase in our International Equity I strategy’s net client cash outflows;
•	a $0.3 billion increase in our Global Equity strategy’s net client cash outflows; and
•	a $0.1 billion increase in our U.S. Equity strategy’s net client cash outflows.

partially offset by:

•	a $0.3 billion decrease in our High Grade Fixed Income strategies’ net client cash outflows; and
•	a $0.2 billion decrease in our High Yield strategy’s net client cash outflows.

Proprietary Funds

Net client cash flows related to proprietary funds increased $0.3 billion during the three months ended September 30, 2012, compared to the corresponding period in 2011, mainly as a result of:

•	a $0.2 billion decrease in our International Equity I Fund’s net client cash outflows;
•	a $0.1 billion decrease in our International Equity II Fund’s net client cash outflows; and
•	a $0.1 billion decrease in our Global High Income Fund’s net client cash outflows,

Artio Global Investors Inc. Third Quarter 2012 Form 10-Q   38

partially offset by:

•

a $0.1 billion decrease in our Total Return Bond Fund’s net cash flows, as the three months ended September 30, 2012, had net client cash outflows compared to net client cash inflows in the corresponding period in 2011.

Net client cash flows related to proprietary funds decreased $1.2 billion during the nine months ended September 30, 2012, compared to the corresponding period in 2011, mainly as a result of:

•	a $0.8 billion increase in our International Equity II Fund’s net client cash outflows;
•

a $0.2 billion decrease in our Global High Income Fund’s net client cash flows, as the nine months ended September 30, 2012, had net client cash outflows compared to net client cash inflows in the corresponding period in 2011; and

•	a $0.1 billion increase in our International Equity I Fund’s net client cash outflows.

Institutional Commingled Funds

Net client cash flows related to institutional commingled funds increased $0.1 billion during the three months ended September 30, 2012, compared to the corresponding period in 2011, mainly as a result of:

•	a $0.2 billion decrease in our International Equity II strategy’s net client cash outflows,

partially offset by:

•	a $0.1 billion increase in our High Grade Fixed Income strategy’s net client cash outflows.

Net client cash flows related to institutional commingled funds decreased $0.7 billion during the nine months ended September 30, 2012, compared to the corresponding period in 2011, mainly as a result of:

•	a $0.5 billion increase in our International Equity II strategy’s net client cash outflows; and
•

a $0.1 billion decrease in our Global Equity strategy’s net client cash flows, as the nine months ended September 30, 2012, had net client cash outflows compared to net client cash inflows in the corresponding period in 2011.

Separate Accounts

Net client cash flows related to separate accounts decreased $0.3 billion during the three months ended September 30, 2012, compared to the corresponding period in 2011, mainly as a result of:

•	a $0.2 billion increase in our International Equity II strategy’s net client cash outflows; and
•

a $0.1 billion decrease in our High Grade Fixed Income strategy’s net client cash flows, as the three months ended September 30, 2012, had net client cash outflows compared to net client cash inflows in the corresponding period in 2011, partially offset by,

•	a $0.1 billion decrease in our International Equity I strategy’s net client cash outflows.

Net client cash flows related to separate accounts decreased $1.3 billion during the nine months ended September 30, 2012, compared to the corresponding period in 2011, mainly as a result of:

•	a $0.5 billion increase in our International Equity I strategy’s net client cash outflows;
•	a $0.6 billion increase in our International Equity II strategy’s net client cash outflows;
•

a $0.2 billion decrease in our High Grade Fixed Income strategy’s net client cash flows, as the nine months ended September 30, 2012, had net client cash outflows compared to net client cash inflows in the corresponding period in 2011; and

•	a $0.1 billion increase in our Global Equity strategy’s net client cash outflows.

39  Artio Global Investors Inc. Third Quarter 2012 Form 10-Q

Sub-advisory Accounts

Net client cash flows related to sub-advised accounts decreased $0.2 billion during the three months ended September 30, 2012, compared to the corresponding period in 2011, mainly as a result of:

•	a $0.5 billion increase in our International Equity II strategy’s net client cash outflows;
•	a $0.1 billion increase in our U.S. Equity strategy’s net client cash outflows,

partially offset by:

•	a $0.4 billion decrease in our High Yield strategy’s net client cash outflows.

Net client cash flows related to sub-advised accounts increased $0.3 billion during the nine months ended September 30, 2012, compared to the corresponding period in 2011, mainly as a result of:

•

a $0.4 billion increase in our High Grade Fixed Income strategy’s net client cash flows, as the nine months ended September 30, 2012, had net client cash inflows compared to net client cash outflows in the corresponding period in 2011;

•

a $0.4 billion increase in our High Yield strategy’s net client cash flows, as the nine months ended September 30, 2012, had net client cash inflows compared to net client cash outflows in the corresponding period in 2011, partially offset by:

•	a $0.4 billion increase in our International Equity II strategy’s net client cash outflows; and
•	a $0.1 billion increase in our U.S. Equity strategy’s net client cash outflows.

Revenues and Other Operating Income

Our revenues are driven by investment management fees earned from managing clients’ assets. Investment management fees fluctuate based on the total value of AuM, composition of AuM among our investment vehicles and among our investment strategies, and changes in the investment management fee rates on our products.

The following table sets forth average AuM, the effective fee rate and Total revenues and other operating income for the three months and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except for Average AuM, effective fee rate and percentages)	2012	2011	% Change		2012	2011	% Change
Average AuM (in millions)	$19,171	$41,670	(54)%		$23,755	$47,829	(50)%

Effective fee rate (basis points)	55.0	62.4	(7.4	)bp	57.7	63.1	(5.4	)bp

Investment management fees	$26,491	$65,576	(60)%		$102,582	$225,561	(55)%
Net gains (losses) on funds held for deferred compensation	373	(1,798)	121		987	(1,435)	169
Foreign currency gains (losses)	(4)	6	(167)		(65)	(14)	*

Total revenues and other operating income	$26,860	$63,784	(58)		$103,504	$224,112	(54)

*	Calculation not meaningful.

Total revenues and other operating income decreased by $36.9 million for the three months ended September 30, 2012, compared to the corresponding period in 2011, driven primarily by lower fees from our International Equity strategies. Fee income from our Fixed Income strategies remained consistent with prior periods.

Artio Global Investors Inc. Third Quarter 2012 Form 10-Q  40

Total revenues and other operating income decreased by $120.6 million for the nine months ended September 30, 2012, compared to the corresponding period in 2011, due primarily to a 50% decline in average AuM and a lower effective fee rate.

Our Fixed Income strategies comprise the largest part of our AuM. They generally have lower fees than our equity strategies and as a result, our effective fee rates have declined.

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except percentages)	2012	2011	% Change	2012	2011	% Change
Employee compensation and benefits	$38,048	$28,387	34%	$ 79,799	$ 82,217	(3)%
Shareholder servicing and marketing	2,627	4,708	(44)	9,294	14,736	(37)
General and administrative	10,291	9,470	9	27,777	29,999	(7)

Total operating expenses	$50,966	$42,565	20	$116,870	$126,952	(8)

Operating expenses increased by $8.4 million for the three months ended September 30, 2012, and decreased $10.1 million for the nine months ended September 30, 2012, compared to the corresponding periods in 2011. The primary drivers were employee compensation, and shareholder servicing and marketing costs.

In August 2012, we announced our decision to discontinue offering our U.S. Equity strategies, which will result in reduced staffing levels in U.S. Equity and other parts of the organization. We recorded a non-recurring charge of $5.0 million during the third quarter of 2012. In September 2011, we recorded a $7.6 million charge associated with a staff reduction in 2011.

Employee Compensation and Benefits

Employee compensation and benefits increased $9.7 million for the three months ended September 30, 2012, compared to the corresponding period in 2011, due primarily to the acceleration of amortization of unvested share-based compensation awards issued at our IPO of $17.2 million, partially offset by lower restructuring charges in 2012 than in 2011, and a reduction in costs due to a lower headcount.

Employee compensation and benefits decreased $2.4 million for the nine months ended September 30, 2012, compared to the corresponding period in 2011, due primarily to lower restructuring charges in 2012 than in 2011, a reduction in costs due to a lower headcount, partially offset by the acceleration of amortization of unvested share-based compensation awards issued at our IPO of $17.2 million.

Approximately 55% of Employee compensation and benefits for the three months ended September 30, 2012, 29% for the three months ended September 30, 2011, 38% for the nine months ended September 30, 2012, and 21% for the nine months ended September 30, 2011, represents share-based compensation, which does not require an outlay of cash.

Shareholder Servicing and Marketing

Shareholder servicing and marketing expenses decreased $2.1 million for the three months ended September 30, 2012, and $5.4 million for the nine months ended September 30, 2012, compared to the corresponding periods in 2011, due primarily to a decline in platform charges associated with lower average AuM, lower custody fees and lower marketing expenses. Shareholder servicing expenses are driven by the average daily market value of proprietary fund AuM.

General and Administrative

General and administrative expenses increased $0.8 million for the three months ended September 30, 2012, and decreased $2.2 million for the nine months ended September 30, 2012, compared to the corresponding periods in 2011. During the nine months ended September 30, 2012, the indemnification of a tax obligation of one of our funds and higher professional fees were more than offset by lower expenses across most other categories.

41  Artio Global Investors Inc. Third Quarter 2012 Form 10-Q

Non-operating Income (Loss)

Non-operating income (loss) primarily results from income related to seed money investments, including the results from the Consolidated Investment Products, interest expense incurred on borrowings under our term credit facility and the reduction in liability under a tax receivable agreement. The following table sets forth Non-operating income (loss).

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except percentages)	2012	2011	% Change	2012	2011	% Change
The Consolidated Investment Products and other seed money investments:
Interest income	$ 1,404	$ 1,019	38%	$ 3,141	$ 2,314	36%
Net gains (losses)	1,125	(6,554)	117	1,076	(6,312)	117
Expenses	(85)	(140)	39	(172)	(219)	21

Total(a)	2,444	(5,675)	143	4,045	(4,217)	196
Interest income (expense), net	531	(461)	*	48	(1,488)	103
Reduction in liability under tax receivable agreement	141,195	—	*	141,195	—	*
Other income (expense)	16	(54)	130	67	(76)	188

Total non-operating income (loss)	$144,186	$(6,190)	*	$145,355	$(5,781)	*

* Calculation not meaningful.

(a)	Includes aggregate non-operating income of $0.6 million for the three months ended September 30, 2012, non-operating loss of $1.5 million for the three months ended September 30, 2011, non-operating income of $1.1 million for the nine months ended September 30, 2012, and non-operating loss of $1.4 million for the nine months ended September 30, 2011, related to non-controlling interests in the Consolidated Investment Products.

We recorded non-operating income for the three months and nine months ended September 30, 2012, compared to a non-operating loss in the corresponding period in 2011, primarily due to a reduction of $141.2 million in Due under tax receivable agreement on the Statement of Financial Position (See Notes to the Consolidated Financial Statements, Note 9. Income Taxes), higher income from the Consolidated Investment Products and other seed money investments and lower interest expense resulting from principal payments on our debt and the reversal of a reserve associated with an unrecognized tax benefit.

Income Taxes

Investors is organized as a Delaware corporation, and therefore is subject to U.S. Federal, state and local income taxes. As a member of Holdings, Investors incurs U.S. Federal, state and local income taxes on its allocable share of income of Holdings, including Holdings’ subsidiaries.

Our effective tax rates were 143% for the three months ended September 30, 2012, and 134% for the nine months ended September 30, 2012. Our effective tax rates were 65% for the three months ended September 30, 2011, and 45% for the nine months ended September 30, 2011. A valuation allowance against our deferred tax asset increased our effective tax rate by 148% for the three months ended September 30, 2012 and by 135% for the nine months ended September 30, 2012, and a write-off of the deferred tax asset associated with the vesting of RSUs at a price lower than their grant-date price increased our effective tax rate by 3% for the three months ended September 30, 2012, 19% for the three months ended September 30, 2011, 4% for the nine months ended September 30, 2012, and 3% for the nine months ended September 30, 2011. (See the “Deferred Taxes” section of this MD&A.) In addition, we reduced Due under tax receivable agreement on the Consolidated Statement of Financial Position, which decreased our effective tax rate by 47% for the three months ended September 30, 2012, and 43% for the nine months ended September 30, 2012.

Artio Global Investors Inc. Third Quarter 2012 Form 10-Q   42

Liquidity and Capital Resources

Working Capital

Below is a table showing our working capital, excluding the Consolidated Investment Products.

	As of September 30,	As of December 31,
(in thousands, except percentages)	2012	2011	% Change
Cash	$ 79,406	$108,518	(27)%
Investments, fair value – Artio Global funds held for deferred compensation	9,999	10,211	(2)
Fees receivable and accrued fees, net of allowance for doubtful accounts	16,900	32,219	(48)
Income tax receivable	9,710	12,756	(24)

	116,015	163,704	(29)
Less:
Term loan due within one year	—	(37,500)	100
Accrued compensation and benefits	(22,282)	(35,530)	37
Accounts payable and accrued expenses	(6,222)	(5,958)	(4)
Accrued income taxes payable	(2,430)	(4,114)	41

Working capital	$ 85,081	$ 80,602	6

In the first nine months of 2012, we prepaid $37.5 million in borrowings under our term credit facility, and paid $7.0 million to our Principals under the tax receivable agreement, $5.9 million in dividends, and 2011 cash bonuses, which were accrued during 2011.

Our liquidity is a function of both our working capital, reflected above, and our ability to generate positive operating cash flows. Our operating cash flows have come under pressure from declining AuM and revenues. During the first nine months of 2012, we had operating cash inflows of $9.0 million compared to $34.3 million in 2011, driven primarily by declining income.

We continue to believe that the combination of our working capital and operating cash flows is sufficient to meet our current obligations. For the nine months ended September 30, 2012, approximately 38% of our compensation costs relate to stock-based compensation, which does not require any cash outlay. A portion of our employee compensation and a significant portion of our shareholder servicing expenses vary with our revenues.

On October 25, 2012, our Board of Directors declared a dividend of $0.02 per share to be paid on November 20, 2012, to holders of record of our Class A common stock as of the close of business on November 9, 2012.

In December 2010, our Board of Directors authorized a share repurchase program of up to 3.0 million shares of our common stock, which expires on December 31, 2013. As of September 30, 2012, we retain the authority to purchase up to an aggregate of 2,226,061 shares of our Class A common stock through December 31, 2013.

Debt

On March 29, 2012, Holdings prepaid the outstanding balance of $37.5 million borrowed under a $60.0 million term credit facility, and terminated both the term credit facility and a $100.0 million revolving credit facility. Both the term credit facility and the revolving credit facility would have matured in October 2012.

Our average outstanding borrowings under the term credit facility were $12.2 million in the nine months ended September 30, 2012. We did not borrow under the revolving credit facility.

Certain Consolidated Investment Products employ leverage to finance their investments. The leverage primarily takes the form a total return swap on selected assets. Interest under the total return swap includes an implicit interest rate based on LIBOR plus a range of 115 to 125 basis points with a maximum portfolio book value of $100.0

43  Artio Global Investors Inc. Third Quarter 2012 Form 10-Q

million, and minimum portfolio book values ranging from $35.0 million to $75.0 million, based on the number of days since the inception of the total return swap. As of September 30, 2012, interest was computed on the greater of the actual reference portfolio book value of $34.6 million or the then applicable minimum portfolio book value of $50.0 million under the total return swap agreement. The minimum portfolio book value increases to $75 million in the fourth quarter of 2012. The designated maturity of the total return swap is monthly and has a scheduled ramp-down after 18 months. The borrowing arrangement is currently collateralized by investments held at the lending bank. The counterparty to the swap is not obligated to offset portfolio risk by retaining or purchasing the underlying loans. Accordingly, our pricing procedures consider the effect of counterparty risk when assigning fair values to our investments.

Cash Flows

The following table sets forth our cash flows for the first nine months of 2012 and 2011.

	Nine Months Ended September 30,
(in thousands, except percentages)	2012	2011	% Change
Cash flow data:
Net cash provided by operating activities	$ 8,991	$ 34,306	(74)%
Net cash provided by (used in) investing activities	890	(3,639)	124
Net cash used in financing activities	(40,402)	(18,725)	(116)
Effect of exchange rate changes on cash	(65)	(14)	*

Net decrease in cash	$ (30,586)	$ 11,928	*

* Calculation not meaningful.

Net cash provided by operating activities decreased $25.3 million for the nine months ended September 30, 2012, compared to the corresponding period in 2011, primarily reflecting a decrease in our AuM, which is the primary driver of income, partially offset by a decrease in seed money investments.

Net cash provided by investing activities was $0.9 million for the nine months ended September 30, 2012, compared to Net cash used in investing activities of $3.6 million for the corresponding period in 2011, primarily reflecting a decrease in investments held for deferred compensation.

Net cash used by financing activities increased $21.7 million for the nine months ended September 30, 2012, compared to the corresponding period in 2011, primarily reflecting a $37.5 million prepayment of the borrowing under the term credit facility in 2012 compared to $13.5 million paid in 2011, lower contributions received from non-controlling interests in the Consolidated Investment Products and distributions paid to non-controlling interests in the Consolidated Investment Products, partially offset by borrowings under the total return swap by the Consolidated Investment Products, a decrease in dividends paid and the repurchase and retirement of Class A common stock in 2011.

Deferred Taxes

The majority of our deferred tax asset (“DTA”) of $197.1 million as of September 30, 2012, is a result of the step-up in tax basis relating to the exchanges by the Principals in 2009, 2010 and 2012 of New Class A Units for Investors’ Class A common stock. The amortization of the step-up for tax purposes occurs annually for approximately 15 years, in amounts ranging from approximately $23 million to $52 million a year.

Recovery of the DTA depends on our ability to generate sufficient taxable income. Amounts not used in the year generated may be available through carryback or carryforward to other taxable years. We evaluated the recoverability of the DTA and in the third quarter of 2012, we recorded a valuation allowance of $178.1 million due to our assessment that it is no longer ‘more likely than not’ of being realized. We also reduced Due under tax receivable agreement on the Consolidated Statement of Financial Position by $141.2 million, which is recorded in non-operating income on the Consolidated Statement of Operations in the third quarter of 2012.

Artio Global Investors Inc. Third Quarter 2012 Form 10-Q   44

Our net DTA includes $4.0 million related to amortization of RSU awards granted at prices between $26.25 and $4.42 per share that are vesting from February 2013 to September 2014. Deferred tax benefits on amortization of RSU awards are recorded based on the grant-date fair value of the awards. The actual tax benefit upon vesting is based on our stock price on the date the awards vest. If the stock price on vesting date is less than the grant-date fair value, the excess deferred tax benefit on the awards will be charged to Income taxes in the Consolidated Statement of Operations.

As of September 30, 2012, the grant-date fair values of all unvested RSU and restricted stock award grants were in excess of our stock price on that date, in some cases, significantly so. If the awards vest at prices below their grant-date fair values, the related deferred tax benefits will be partially unrecoverable, and the amounts could be material. If the closing prices of our stock on the dates the awards vest in 2013 were to be the same as the closing price of our stock on September 28, 2012, $2.98, we would be able to recognize $1.0 million of the DTA.

Contractual Obligations

On March 29, 2012, we terminated our $60.0 million term credit facility and our $100.0 million revolving credit facility, both of which would have matured in October 2012.

Off-Balance Sheet Arrangements

The Consolidated Investment Products held credit default swaps, a total return swap, foreign exchange contracts and options as of September 30, 2012. As of September 30, 2012, the aggregate notional/nominal amount of off-balance sheet arrangements outstanding was $84.0 million. (See Notes to the Consolidated Financial Statements, Note 6. Derivative Contracts.)

New Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) to ASC 820, Fair Value Measurement, which clarifies the FASB’s intent about the application of existing fair value measurement and disclosure requirements. We have included the expanded disclosure requirements, when applicable, in the Notes to Consolidated Financial Statements, Note 5. Investments, at Fair Value and Investments Sold, Not Yet Purchased by the Consolidated Investment Products, at Fair Value.

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

45  Artio Global Investors Inc. Third Quarter 2012 Form 10-Q

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

Our AuM was $17.7 billion as of September 30, 2012. Assuming a 10% increase or decrease in the value of the AuM and the change being proportionally distributed over all our products, the fair value would increase or decrease by $1.8 billion, which would cause an annualized increase or decrease in Total revenues and other operating income of approximately $10.0 million at our current effective fee rate.

We have not adopted a corporate-level risk management policy regarding the hedging of client assets, nor have we historically attempted to hedge revenue risks that would arise from fluctuations in the fair value of these assets.

Investments

We are subject to market risk from a decline in the price of investments that we own to fund future deferred compensation liabilities, as well as from changes in the price of investments held by our seed money investments. As of September 30, 2012, the securities we own to fund future deferred compensation liabilities consisted of Artio Global Funds. Management regularly monitors the value of these investments; however, we have not adopted a specific risk management policy to manage the associated market risk. Gains or losses on investments that we own to manage future deferred compensation liabilities match the related adjustments to compensation expense over the entire service period of the deferred compensation, but will not match in any single fiscal period.

As of September 30, 2012, the securities owned by the Consolidated Investment Products and other seed money investments, net of investments sold, not yet purchased, consisted primarily of equity securities, corporate bonds and term loans. The fair value of these investments was $55.2 million as of September 30, 2012. Assuming a 10% increase or decrease in the values of these investments, the fair value would increase or decrease by $5.5 million as of September 30, 2012, of which a pro rata portion would be allocable to non-controlling interests.

As of September 30, 2012, $1.6 million of our seed money investments, representing less than 1% of our total assets, were invested in financial instruments domiciled in the euro zone.

Exchange Rate Risk

A significant portion of the funds and accounts that we advise, or sub-advise, hold investments that are exposed to currencies other than the U.S. dollar. These client portfolios may hold currency forwards or other derivative instruments. The fair value of these investments and instruments are affected by movements in the rate of exchange between the U.S. dollar and the underlying foreign currency. Such movements in exchange rates affect the fair value of assets held in accounts we manage, thereby affecting the amount of revenue we earn. The fair value of the assets we manage was $17.7 billion as of September 30, 2012. In general, the U.S. dollar fair value of AuM will decrease with an increase in the value of the U.S. dollar, or increase with a decrease in the value of the U.S. dollar, however,

Artio Global Investors Inc. Third Quarter 2012 Form 10-Q   46

this is not invariant. Further, although our Revenues, which are billed in U.S. dollars, will generally change as our AuM changes, the relationship may not be exact. Our exposure to foreign currencies may change significantly on a daily basis, therefore, our average daily foreign currency exposure may be significantly different than at period end. A 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of the AuM by $1.0 billion, which would cause an annualized increase or decrease in Total revenues and other operating income of $5.8 million. As of September 30, 2012, approximately 47% of our AuM had exposure to currencies other than the U.S. dollar.

The composition of the exposure within our AuM approximates:

As of September 30, 2012
Euro	15%
British pound	8
Japanese yen	5
Swiss franc	5
Canadian dollar	4
Other (representing approximately 40 currencies)	10

47%

54% of the investments owned by the Consolidated Investment Products held as of September 30, 2012, were denominated in U.S. dollars. The investments held pursuant to the deferred compensation plan include Artio Global Funds, whose underlying assets are primarily non-dollar denominated. The effect of a 10% change in exchange rates on such securities would not have a material effect on the financial statements.

The composition of the non-U.S. dollar exposure from the Consolidated Investment Products approximates:

As of September 30, 2012
Mexican peso	5%
Russian ruble	5
South African rand	5
Brazilian real	5
Malaysian ringgit	5
Other (representing 14 currencies)	21

46%

Interest Rate Risk

The Consolidated Investment Products and certain of the accounts we advise or sub-advise own fixed income securities. Assuming a 100 basis point increase or decrease in interest rates, we estimate that the value of the fixed income securities we manage or sub-advise would change by approximately $432.0 million. The impact of such changes would not be material to our revenues or net income.

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

47  Artio Global Investors Inc. Third Quarter 2012 Form 10-Q

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Investors’ share repurchase activity for each of the three months in the period ended September 30, 2012, was as follows:

Period	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Approximate Shares that May Yet be Purchased Under the Plans or Programs(a)
July 1, 2012 through July 31, 2012	—	$ —	—	2,226,061
August 1, 2012 through August 31, 2012	—	—	—	2,226,061
September 1, 2012 through September 30, 2012	—	—	—	2,226,061

For the quarter ended September 30, 2012	—	—	—	2,226,061

(a)	In December 2010, our Board of Directors authorized a share repurchase program of up to 3.0 million shares of our Class A common stock, which expires on December 31, 2013.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Artio Global Investors Inc. Third Quarter 2012 Form 10-Q   48

Item 6. Exhibits.

1) Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2) Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

3) Exhibit 32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

4) Exhibit 32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

5) Exhibit 101:
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Label Linkbase
EX-101.PRE	XBRL Taxonomy Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Definition Document

49  Artio Global Investors Inc. Third Quarter 2012 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on November 9, 2012.

Artio Global Investors Inc.
By:	/s/ Francis Harte
	Name:	Francis Harte
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Artio Global Investors Inc. Third Quarter 2012 Form 10-Q  50