Form 10-K
period 2012-12-31
Artio Global Investors Inc.
filed 2013-03-04
CIK 1419178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes        ☒  No
As of June 30, 2012, the aggregate market value of the voting and non-voting common equity held by non-affiliates was: $75,364,000
The number of shares outstanding of each of the registrant’s classes of common stock, as of February 21, 2013, are:
Class A common stock: 60,548,105
Class B common stock: none
Class C common stock: none
DOCUMENTS INCORPORATED BY REFERENCE
Artio Global Investors Inc. will file an amendment to this Annual Report on Form 10-K or a proxy statement within 120 days for the items required by Part III, Items 10, 11, 12, 13 and 14.

ARTIO GLOBAL INVESTORS INC.
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

Performance Information Used in This Annual Report on Form 10-K (“Report”)

We manage investments through “proprietary funds” (which include Securities and Exchange Commission, or SEC, registered mutual funds, and private offshore funds that are not SEC registered) and other types of accounts. Funds and other accounts that are managed by us with a broadly common investment objective are referred to as being part of the same “strategy.” We measure the results both of our individual funds and of our “composites,” which represent the aggregate performance of substantially all client accounts (including, to the extent that we manage these types of accounts, discretionary, fee-paying, non-taxable and taxable accounts, private offshore, institutional commingled and mutual funds) invested in the same general investment strategy. Our composites are reviewed at least monthly for compliance with the Global Investment Performance Standards (“GIPS”), and include, for example, “Global Equity” and “High Yield.”

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

Throughout this Report, we present the annualized returns of our investment strategies on a “gross” and “net” basis, which represent annualized returns before and after payment of fees, respectively. In connection with this presentation, we have also disclosed the returns of certain market indices or “benchmarks” for the comparable period. Indices that are used for these performance comparisons are unmanaged and have differing volatility, credit and other characteristics. You should not assume that there is any material overlap between the securities included in the portfolios of our investment strategies during these periods and those that comprise any Merrill Lynch Index, any MSCI Index, the Citigroup USD 3 Month EUR Deposit Index, the Barclays Capital U.S. Aggregate TR Value Index, or the S&P 500® Index referred to in this Report. It is not possible to invest directly in any of the indices described above. The returns of these indices, as presented in this Report, have not been reduced by fees and expenses associated with investing in securities, but do include the reinvestment of dividends. In this Report, we refer to the date on which we began tracking the performance of an investment strategy as that strategy’s “inception date,” and to the date an investment strategy began managing capital as that strategy’s “launch date.”

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

Artio Global Investors Inc. 2012 Annual Report 1

breakpoints to determine its hypothetical rating. The information contained herein: (1) is proprietary to Morningstar; (2) may not be copied or distributed; and (3) is not warranted to be accurate, complete or timely. Neither Morningstar nor its content providers are responsible for any damages or losses arising from any use of this information.

Data presented reflects past performance, which is no guarantee of future results. © 2013 Morningstar, Inc. All Rights Reserved.

None of the information in this Annual Report on Form 10-K constitutes either an offer or a solicitation to buy or sell any fund securities, nor is any such information a recommendation for any fund security or investment service.

2 Artio Global Investors Inc. 2012 Annual Report

PART I
Item 1. Business

Overview

Our Business

Artio Global Investors Inc. (“Investors” or the “Company”) and subsidiaries (collectively, “we,” “us” or “our”) are an asset management company that provides active investment management services to institutional and mutual fund clients. We offer a select group of investment strategies, including High Grade Fixed Income, High Yield, International Equity and Global Equity. International Equities, which were historically our largest strategies, represented 31% of our assets under management (“AuM”) as of December 31, 2012 and 65% of our 2012 revenues. However, our fixed income strategies, which comprised 68% of AuM as of December 31, 2012, have had a more significant impact on our business and growth prospects. As of December 31, 2012, four out of five composites of these strategies had outperformed their benchmarks since inception. Currently, we manage and advise the following investment vehicles through which clients can access our investment capabilities: proprietary funds; commingled institutional investment vehicles; institutional separate accounts; sub-advisory accounts; and a hedge fund. For select new product initiatives, we have invested in the related investment vehicles in order to provide critical mass. We refer to these investments as “seed money investments.” Since the third quarter of 2010, and as of December 31, 2012, we have made aggregate seed money investments of $41 million in our ongoing initiatives.

Our operations and clients are based principally in the U.S.; however, a substantial portion of our AuM are invested outside of the U.S. Our revenues are primarily billed in U.S. dollars, driven by investment management fees earned from managing clients’ assets, and are calculated on the U.S. dollar value of the investment assets we manage for clients. The U.S. dollar value of AuM fluctuates with changes in foreign currency exchange rates. As of December 31, 2012, 36% of our AuM were exposed to currencies other than the U.S. dollar. Changes in foreign currency exchange rates may therefore have a material impact on our revenues. Our expenses are billed and paid primarily in U.S. dollars and are therefore not significantly affected by foreign currency exchange rates. However, our shareholder servicing expenses are driven by average daily market value of proprietary fund AuM and are therefore indirectly impacted by foreign currency exchange rates.

Our primary business objective is to consistently generate superior investment returns for our clients. We manage our investment portfolios based on a philosophy of style-agnostic investing across a broad range of opportunities, focusing on macro-economic factors and broad-based global investment themes. We also emphasize fundamental research and analysis in order to identify specific investment opportunities and capitalize on price inefficiencies. We believe that the depth and breadth of the intellectual capital and experience of our investment professionals, together with this investment philosophy and approach, are central to achieving positive investment performance. We concentrate our resources on meeting our clients’ investment objectives and outsource certain support functions, where appropriate, to industry leaders thereby allowing us to focus our business on the areas where we believe we can add the most value for our clients.

Our distribution efforts target institutions and organizations that demonstrate institutional buying behavior and longer-term investment horizons, such as pension fund consultants, broker dealers, registered investment advisors (“RIAs”), mutual fund platforms and sub-advisory relationships, enabling us to achieve significant leverage from our focused sales force and client service infrastructure. As of December 31, 2012, we provided investment management services to a broad and diversified spectrum of approximately 550 institutional clients, including some of the world’s leading corporations, public and private pension funds, endowments and foundations and major financial institutions through our separate accounts, commingled funds and proprietary funds. We also manage assets for more than 560,000 retail mutual fund shareholders through SEC-registered funds and other retail investors through four funds that we sub-advise for others. We continue to focus our distribution efforts on those markets and client segments where we see demand for our product offerings and that we believe are consistent with our philosophy of focusing on distributors who display institutional buying behavior through their selection process and due diligence.

Artio Global Investors Inc. 2012 Annual Report 3

Our AuM as of December 31, 2012, by investment vehicle and investment strategy, are as follows:

Investment Vehicles (As of December 31, 2012)	Investment Strategies (As of December 31, 2012)

Proposed Merger

On February 14, 2013, we announced that we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Aberdeen Asset Management PLC, a public limited company organized under the laws of the United Kingdom (“Aberdeen”), and Guardian Acquisition Corporation, a Delaware corporation and an indirect wholly owned subsidiary of Aberdeen (“Merger Subsidiary”) pursuant to which Aberdeen, subject to certain conditions, will acquire us for $2.75 in cash per share.

We currently expect to complete the proposed merger by the end of the second quarter or early in the third quarter of 2013, pending the approval of the merger by our stockholders. The merger is also subject to a number of additional conditions and regulatory approvals, including, but not limited to, U.S. antitrust approval and approval of certain of our mutual fund shareholders. See “We face risks related to our proposed merger with Aberdeen” for additional detail.

Concurrently with the execution of the Merger Agreement, GAM Holding AG (formerly known as Julius Baer Holding Ltd.), a Swiss corporation (“GAM”), and each of Richard Pell, our Chief Investment Officer (“Pell”), and Rudolph-Riad Younes, our Head of International Equity (“Younes,” together with Pell, the “Principals”), entered into voting agreements with Aberdeen, providing that they will vote in favor of the merger. In aggregate, shares owned by GAM and the Principals represented approximately 45% of our outstanding Class A common stock as of February 13, 2013.

The Principals also entered into an amended and restated tax receivable agreement with us and Aberdeen pursuant to which, effective at closing of the proposed merger, the Principals agreed to waive certain provisions relating to a change in control of the Company and Aberdeen agreed to modify certain provisions relating to payments that the Principals were entitled to under the original tax receivable agreement.

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

4 Artio Global Investors Inc. 2012 Annual Report

registered with the SEC under the Advisers Act. Generally, investors have unrestricted access to their capital through market transactions in the case of closed-end funds and exchange-traded funds, or through withdrawals in the case of separate accounts and mutual funds, or open-end funds.

Our Structure

The Company and its subsidiaries comprises Investors and its subsidiaries, including, but not limited to, Artio Global Holdings LLC (“Holdings”), an intermediate holding company that owns Artio Global Management LLC (“Investment Adviser”), a registered investment adviser under the Investment Advisers Act of 1940; Artio Global Institutional Services LLC, which was licensed as a limited-purpose broker-dealer in 2011; and certain investment vehicles, which we consolidate because we have a controlling financial interest in those vehicles (the “Consolidated Investment Products”). The Consolidated Investment Products include Artio Alpha Investment Funds, LLC, which includes the Artio Global Credit Opportunities Fund, a global credit hedge fund, and the Artio Emerging Markets Local Debt Fund, a SEC-registered mutual fund launched in 2011. As of December 31, 2012, Holdings was wholly owned by Investors.

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

Our History

2009 Initial Public Offering and Changes in the Principals’ Interests

Prior to the completion of our initial public offering (“IPO”) on September 29, 2009, Investors was a wholly owned subsidiary of GAM, a Swiss corporation (“GAM”), and each of the Principals had a 15% Class B profits interest in Holdings, which was accounted for as compensation. Immediately prior to the IPO, each Principal exchanged his Class B profits interest for a 15% non-voting Class A membership interest in Holdings (“New Class A Units”). Each Principal also purchased, at par value, 9.0 million shares of voting, non-participating, Investors’ Class B common stock. In addition, the Principals entered into a tax receivable agreement with the Company, under which each Principal is entitled to 85% of certain tax benefits realized by us in our tax returns as a result of his exchange of New Class A Units for Class A common stock.

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

Artio Global Investors Inc. 2012 Annual Report 5

After the exchanges in 2010, each Principal owned 600,000 shares of Class B common stock and 600,000 New Class A Units, representing approximately 1% of the outstanding New Class A Units of Holdings.

In 2012, each Principal exchanged his remaining 600,000 New Class A Units for 600,000 restricted shares of Class A common stock in accordance with the terms of the exchange agreement. At the time of each exchange, an equivalent number of shares of Class B common stock were surrendered by the Principals and canceled. In connection with the 2012 exchanges, we registered 600,000 shares for each Principal, in order to satisfy registration rights we granted to them.

Investment Strategies, Products and Performance

Overview

As of December 31, 2012, we managed six different investment strategies across five asset classes: High Grade Fixed Income; High Yield; International Equity; Global Equity; and Emerging Markets Local Debt.

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

Our investment capabilities are offered to clients through the following vehicles: proprietary funds, institutional commingled funds, separate accounts, a hedge fund and sub-advisory accounts. While many of our strategies are available through these vehicles, we do not offer all of these vehicles within each strategy. We currently serve as investment advisor to six SEC-registered mutual funds that offer no-load open-end share classes. In addition, we offer one private offshore fund to select offshore clients. Our institutional commingled funds are private pooled investment vehicles which we offer to qualified institutional clients such as public and private pension funds, foundations and endowments, membership organizations and trusts. We similarly manage separate accounts for institutional clients such as public and private pension funds, foundations and endowments and generally offer these accounts to institutional investors making the required minimum initial investment, which varies by strategy. Due to the size of the plans and specific reporting requirements of these investors, a separately managed account is often necessary to meet our clients’ needs. Our sub-advisory accounts include one SEC-registered mutual fund managed pursuant to a sub-advisory agreement and three non-SEC registered funds. Our sub-advisory account services are primarily focused on our Fixed Income strategies and are marketed by GAM.

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

6 Artio Global Investors Inc. 2012 Annual Report

Investment Strategies

The table below sets forth the total AuM for each of our investment strategies as of December 31, 2012, the strategy inception date and, for those strategies which we make available through an SEC-registered mutual fund, the Lipper ranking of the Class I shares of such mutual fund against similar funds based on performance since inception.

Strategy	Total AuM as of December 31, 2012	Strategy Inception Date
	(in millions)
High Grade Fixed Income
Total Return Bond	$5,372	February 1995
U.S. Fixed Income	246	Various
High Yield	4,193	April 2003
International Equity
International Equity I	2,236	May 1995
International Equity II	2,158	April 2005(2)
Other International Equity	7	Various
Global Equity	110	July 1995
Other(1)	10
Total	$14,332

(1)	Other includes Global Credit Opportunities Fund and Emerging Markets Local Debt Fund.

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

High Grade Fixed Income

We manage investment grade fixed income strategies that include high grade debt of both U.S. and non-U.S. issuers. Our main offering is our Total Return Bond strategy, also known as the Core Plus strategy, which invests at least 60% of portfolio assets in the U.S. fixed income markets (the “Core”) but also seeks to take advantage of those opportunities available in the investment grade components of non-U.S. markets (the “Plus”). We also offer a Core Plus Plus strategy, which combines our Total Return Bond strategy with allocations to high yield. The High Yield portion of these assets is reflected in the High Yield section of our discussion. In addition, we sub-advise two U.S. fixed income strategies.

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

The 11 professionals in our High Grade Fixed Income team are responsible for both the global high grade and U.S. fixed income products which, in the aggregate, accounted for $5.6 billion of our total AuM as of December 31, 2012. We have focused distribution efforts on this strategy since the beginning of 2007 and have increased our AuM invested in these strategies by $3.6 billion as a result. As of December 31, 2012, 36% of the $5.6 billion in AuM were in proprietary funds, 54% were in separate accounts, 5% were in commingled funds and 5% were in sub-advised accounts.

•	Total Return Bond

We launched this product in February 1995 and, as of December 31, 2012, it accounted for approximately $5.4 billion of AuM. As of December 31, 2012, the Total Return Bond Fund (Class I shares) ranked in the 3rd quartile of its Lipper universe over the past one-year period, 2nd quartile over the three- and five-year periods and 1st quartile since inception. The fund carried a Morningstar 5-star rating on its Class I shares and 4-star rating Class A shares as of December 31, 2012.

Artio Global Investors Inc. 2012 Annual Report 7

•	U.S. Fixed Income

As of December 31, 2012, this product accounted for approximately $0.2 billion of AuM, entirely through sub-advisory arrangements with GAM’s offshore funds. See “Item 8. Financial Statements and Supplementary Data: Notes to the Financial Consolidated Statements, Note 6. Related Party Activities.”

The following table sets forth the changes in AuM for 2012, 2011 and 2010:

	Year Ended December 31,
High Grade Fixed Income	2012	2011	2010
	(in millions)
Beginning AuM	$5,503	$5,088	$5,293
Gross client cash inflows	1,127	1,174	922
Gross client cash outflows	(1,264)	(1,179)	(1,537)
Net client cash flows	(137)	(5)	(615)
Transfers between investment strategies	(101)	43	10
Total client cash flows	(238)	38	(605)
Market appreciation (depreciation)	353	377	400
Ending AuM	$5,618	$5,503	$5,088

The table below sets forth the annualized returns, gross and net (which represent annualized returns prior to and after payment of fees, respectively) of our principal composite, the Total Return Bond (Core Plus) composite, from its inception to December 31, 2012 and in the five-, three- and one-year periods ended December 31, 2012, relative to the performance of the market indices that are most commonly used by our clients to compare the performance of the composite.

	Period Ended December 31, 2012
	Since Inception	5 Years	3 Years	1 Year
Annualized Gross Returns	7.9%	7.1%	7.9%	6.9%
Annualized Net Returns	7.1%	6.8%	7.6%	6.6%
Barclays Capital U.S. Aggregate Bond Index	6.6%	5.9%	6.2%	4.2%
Customized Index(1)	6.1%	5.3%	5.2%	3.6%

(1)	The customized index is composed of 80% of the Merrill Lynch 1-10 year U.S. Government/Corporate Index and 20% of the JP Morgan Global Government Bond (non-U.S.) Index.

The table below sets forth the annualized returns, gross and net (which represent annualized returns prior to and after payment of fees, respectively) of our principal composite, the Total Return Bond (Core Plus) composite, for the five years ended December 31, 2012, relative to the performance of the market indices that are most commonly used by our clients to compare the performance of the relevant composite.

	Year Ended December 31,
Total Return Bond	2012	2011	2010	2009	2008
Gross Returns	6.9%	8.4%	8.4%	11.2%	0.9%
Net Returns	6.6%	8.1%	8.1%	10.9%	0.6%
Barclays Capital U.S. Aggregate Bond Index	4.2%	7.8%	6.5%	5.9%	5.2%
Customized Index(1)	3.6%	5.9%	6.2%	5.4%	5.6%

(1)	The customized index is comprised of 80% of the Merrill Lynch 1-10 year U.S. Government/Corporate Index and 20% of the JP Morgan Global Government Bond (non-U.S.) Index.

The composite returns presented in the tables above are representative of the returns generated by the proprietary funds, sub-advisory accounts, commingled funds and separate accounts invested in our High Grade Fixed Income strategy for 2012 and 2011.

8 Artio Global Investors Inc. 2012 Annual Report

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

The 11 professionals comprising our High Yield team are responsible for managing the High Yield strategy which accounted for approximately $4.2 billion of our total AuM as of December 31, 2012, with 71% of these assets in proprietary funds, 6% in separate accounts, 14% in sub-advised accounts and 9% in commingled funds. The main vehicle for this strategy is the Artio Global High Income Fund, which we launched in December 2002. The fund carried a Morningstar 3-star rating on its Class I shares and Class A shares as of December 31, 2012. The Global High Income Fund also ranked in the 2nd quartile of its Lipper universe over the one-year period, and the 4th quartile over the three- year period, the 1st quartile over the five-year period ending December 31, 2012 and in the top decile since inception, as of December 31, 2012.

The following table sets forth the changes in AuM for 2012, 2011 and 2010:

	Year Ended December 31,
High Yield	2012	2011	2010
	(in millions)
Beginning AuM	$4,295	$4,907	$3,516
Gross client cash inflows	1,656	2,241	3,066
Gross client cash outflows	(2,430)	(2,712)	(2,017)
Net client cash flows	(774)	(471)	1,049
Transfers between investment strategies	101	(43)	(10)
Total client cash flows	(673)	(514)	1,039
Market appreciation (depreciation)	571	(98)	352
Ending AuM	$4,193	$4,295	$4,907

The table below sets forth the annualized returns, gross and net (which represent annualized returns prior to and after payment of fees, respectively) of our High Yield composite from its inception to December 31, 2012, and in the five-, three-, and one-year periods ended December 31, 2012, relative to the performance of the market indices which are most commonly used by our clients to compare the performance of the composite.

	Period Ended December 31, 2012
High Yield	Since Inception	5 Years	3 Years	1 Year
Annualized Gross Returns	10.9%	9.7%	10.0%	16.3%
Annualized Net Returns	9.7%	8.7%	9.0%	15.3%
ML Global High Yield USD Constrained Index	10.5%	10.4%	11.7%	19.3%

Artio Global Investors Inc. 2012 Annual Report 9

The table below sets forth the annualized returns, gross and net (which represent annualized returns prior to and after payment of fees, respectively) of our High Yield composite for the five years ended December 31, 2012, relative to the performance of the market indices that are most commonly used by our clients to compare the performance of the relevant composite.

	Year Ended December 31,
High Yield	2012	2011	2010	2009	2008
Gross Returns	16.3%	0.8%	13.5%	56.4%	(23.6)%
Net Returns	15.3%	(0.1)%	12.4%	55.0%	(24.3)%
ML Global High Yield USD Constrained Index	19.3%	2.6%	13.8%	62.2%	(27.5)%

The composite returns presented in the tables above are representative of the returns generated by the proprietary funds, sub-advisory accounts, separate accounts and institutional commingled funds invested in our High Yield strategies for 2012 and 2011.

International Equity

Our International Equity strategies are core strategies that do not attempt to follow either a “growth” or a “value” approach to investing. The International Equity strategies invest in equity securities and equity derivatives in developed and emerging markets outside the U.S. and held approximately 165 positions as of December 31, 2012. We believe that maintaining a diversified core portfolio, driven by dynamic sector and company fundamental analysis, is the key to delivering superior, risk-adjusted, long-term performance in the international equity markets. The investment process for the International Equity strategy is a three phase process consisting of: (i) thinking – conducting broad global fundamental analysis to establish relative values and priorities across and between sectors and geographies; (ii) screening – conducting a detailed fundamental analysis of the competitive relationship between companies and the sectors and countries in which they operate; and (iii) selecting – carefully considering whether the investment opportunity results from (a) an attractive relative value, (b) a catalyst for change, (c) in the case of emerging markets, in a market, sector or region undergoing transformation from emerging toward developed status, (d) a company in a dominant competitive position or (e) a company exhibiting a strong financial position with strong management talent and leadership. The overall objective of our investment process is to create a highly diversified portfolio of the most relatively attractive securities across global developed and emerging markets countries. The portfolio is monitored on a daily basis using a proprietary attribution system that permits us to track how particular investments contribute to performance.

The 18 professionals that comprise this team are responsible for managing International Equity investment strategies which, in the aggregate, accounted for $4.4 billion of our total assets under management as of December 31, 2012, with 49% of these assets in proprietary funds, 27% in separate accounts, 23% in commingled funds and 1% in sub-advised accounts. Both International Equity strategies have suffered from significant declines in AuM since 2009, primarily due to underperformance. In 2012, the Company’s net client cash outflows were $18.6 billion, $16.7 billion of which were related to our International Equity strategies.

•	International Equity I (“IE I”)

We launched this strategy in May 1995 and, as of December 31, 2012, it accounted for approximately $2.2 billion of AuM, including the $1.2 billion Artio International Equity Fund. IE I was closed to new investors in 2005 in order to preserve the return opportunity in our smaller capitalization investments for existing IE I investors. We reopened IE I to certain investors in January 2013 due to increased capacity available within the strategy. As of December 31, 2012, the Artio International Equity Fund ranked in the 4th quartile of its Lipper universe over the past one-, three- and five-year periods.

10 Artio Global Investors Inc. 2012 Annual Report

The following table sets forth the changes in AuM for the years ended December 31, 2012, 2011 and 2010:

International Equity I	Year Ended December 31,
	2012	2011	2010
	(in millions)
Beginning AuM	$8,680	$18,781	$21,656
Gross client cash inflows	272	952	1,345
Gross client cash outflows	(7,362)	(8,176)	(5,520)
Net client cash flows	(7,090)	(7,224)	(4,175)
Transfers between investment strategies	—	—	—
Total client cash flows	(7,090)	(7,224)	(4,175)
Market appreciation (depreciation)	646	(2,877)	1,300
Ending AuM	$2,236	$8,680	$18,781

•	International Equity II (“IE II”)

We launched a second International Equity strategy in March 2005. IE II mirrors IE I in all respects except that it does not invest in companies with small capitalizations. However, the International Equity II strategy aims to replicate the returns of the small-cap component of the International Equity I strategy through a substitution strategy. As of December 31, 2011, IE II accounted for approximately $2.2 billion of AuM. As of December 31, 2012, the Artio International Equity Fund II ranked in the 4th quartile of its Lipper universe for the three- and five-year periods and 3rd quartile for the one-year period.

The following table sets forth the changes in AuM for the years ended December 31, 2012, 2011 and 2010:

International Equity II	Year Ended December 31,
	2012	2011	2010
	(in millions)
Beginning AuM	$10,897	$23,272	$24,716
Gross client cash inflows	443	2,015	3,229
Gross client cash outflows	(10,082)	(10,781)	(6,187)
Net client cash flows	(9,639)	(8,766)	(2,958)
Transfers between investment strategies	—	(39)	50
Total client cash flows	(9,639)	(8,805)	(2,908)
Market appreciation (depreciation)	900	(3,570)	1,464
Ending AuM	$2,158	$10,897	$23,272

•	Other International Equity

In addition to our core IE I and IE II strategies, we have several other smaller International Equity strategies that we have developed in response to specific client requests which, in the aggregate, accounted for approximately $7 million in AuM as of December 31, 2012.

Artio Global Investors Inc. 2012 Annual Report 11

The table below sets forth the annualized returns, gross and net (which represent annualized returns prior to and after payment of fees, respectively) of our largest International Equity composites from their inception to December 31, 2012, and in the five-, three- and one-year periods ended December 31, 2012, relative to the performance of the market indices that are most commonly used by our clients to compare the performance of the relevant composite.

	Period Ended December 31, 2012
	Since Inception	5 Years	3 Years	1 Year
International Equity I
Annualized Gross Returns	10.7%	(6.9)%	(0.3)%	15.7%
Annualized Net Returns	9.3%	(7.6)%	(1.0)%	14.8%
MSCI EAFE Index®	4.5%	(3.7)%	3.6%	17.3%
MSCI AC World ex USA IndexSM ND	4.9%	(2.9)%	3.9%	16.8%
International Equity II
Annualized Gross Returns	3.8%	(6.0)%	0.2%	16.6%
Annualized Net Returns	3.1%	(6.6)%	(0.4)%	15.9%
MSCI EAFE Index®	3.7%	(3.7)%	3.6%	17.3%
MSCI AC World ex USA IndexSM ND	5.2%	(2.9)%	3.9%	16.8%

The table below sets forth the annualized returns, gross and net (which represent annualized returns prior to and after payment of fees, respectively) of our largest International Equity composites for the five years ended December 31, 2012, relative to the performance of the market indices that are most commonly used by our clients to compare the performance of the relevant composite.

	Year Ended December 31,
	2012	2011	2010	2009	2008
International Equity I
Gross Returns	15.7%	(21.2)%	8.8%	26.0%	(44.1)%
Net Returns	8.0%	(21.8)%	8.1%	25.0%	(44.5)%
MSCI EAFE Index®	17.3%	(12.1)%	7.8%	31.8%	(43.4)%
MSCI ACWI ex USA IndexSM ND	16.8%	(13.7)%	11.2%	41.4%	(45.5)%
International Equity II
Gross Returns	16.6%	(20.3)%	8.2%	26.1%	(42.2)%
Net Returns	15.9%	(20.8)%	7.5%	25.4%	(42.6)%
MSCI EAFE Index®	17.3%	(12.1)%	7.8%	31.8%	(43.4)%
MSCI ACWI ex USA IndexSM ND	16.8%	(13.7)%	11.2%	41.4%	(45.5)%

The composite returns presented in the tables above are representative of the returns generated by the proprietary funds, sub-advisory accounts, separate accounts and institutional commingled funds invested in our International Equity strategies for 2012 and 2011.

Global Equity

Global Equity is comprised of a concentrated equity strategy and a diversified equity strategy, both of which invest in companies worldwide. While U.S. investors have traditionally split investment decisions into U.S. versus non-U.S. categories, we believe that a growing number of U.S. investors will adopt the global paradigm and this distinction will evolve into the adoption of true global equity portfolios. The impact of globalization continues to diminish the importance of “country of origin” within the equity landscape and industry considerations have become much more critical in understanding company dynamics, particularly within more developed markets. We believe that our strength in analyzing and allocating to opportunities within developed and emerging markets positions us to effectively penetrate this growing area. Global Equity employs the same investment process as our International Equity strategies, but includes the U.S. equity market in its investing universe.

Two professionals comprise our Global Equity team, one of which also supports the firm’s International Equity strategy. As of December 31, 2012, Global Equity accounted for approximately $0.1 billion of AuM, with 15% of these assets in our proprietary funds and 85% in commingled funds. As of December 31, 2012, the Artio Select Opportunities Fund ranked in the

12 Artio Global Investors Inc. 2012 Annual Report

4th quartile of its Lipper universe over the past one- and three- year periods, and in the 3rd quartile over the past five-year period, and had a 2-star Morningstar rating.

The table below sets forth the changes in assets under management for 2012, 2011 and 2010:

	Year Ended December 31,
Global Equity	2012	2011	2010
	(in millions)
Beginning AuM	$721	$1,025	$618
Gross client cash inflows	6	55	460
Gross client cash outflows	(685)	(241)	(141)
Net client cash flows	(679)	(186)	319
Transfers between investment strategies	—	39	(50)
Total client cash flows	(679)	(147)	269
Market appreciation (depreciation)	68	(157)	138
Ending AuM	$110	$721	$1,025

The table below sets forth the annualized returns, gross and net (which represents annualized returns prior to and after payment of fees, respectively) of our Global Equity composite from its inception to December 31, 2012, and in the five-, three- and one-year periods ended December 31, 2012, relative to the performance of the market indices that are most commonly used by our clients to compare the performance of the composite.

	Period Ended December 31, 2012
Global Equity	Since Inception	5 Years	3 Years	1 Year
Annualized Gross Returns	8.4%	(3.1)%	2.9%	11.9%
Annualized Net Returns	7.3%	(3.7)%	2.3%	11.2%
MSCI World Index	5.8%	(1.2)%	6.9%	15.8%
MSCI AC World IndexSM	5.7%	(1.2)%	6.6%	16.1%

The table below sets forth the annualized returns, gross and net (which represent annualized returns prior to and after payment of fees, respectively) of our Global Equity composite for the five years ended December 31, 2012, relative to the performance of the market indices that are most commonly used by our clients to compare the performance of the relevant composite.

	Year Ended December 31,
Global Equity	2012		2011	2010	2009	2008
Gross Returns	11.9%	%	(15.0)%	14.5%	32.2%	(40.8)%
Net Returns	11.2%	%	(15.4)%	13.9%	31.5%	(41.2)%
MSCI World Index	15.8%	%	(5.5)%	11.8%	30.0%	(40.7)%
MSCI AC World IndexSM	16.1%	%	(7.3)%	12.7%	34.6%	(42.2)%

The composite returns presented in the tables above are representative of the returns generated by the proprietary funds, separate accounts and institutional commingled funds invested in our Global Equity strategy for the periods ended December 31, 2012 and 2011.

Artio Global Credit Opportunities Fund

In September 2010, we launched and seeded Artio Global Credit Opportunities Fund, a global credit hedge fund that is managed by members of our High Yield team. The hedge fund aims to deliver absolute returns with low volatility and a low correlation to other asset classes by exploiting overlooked areas of value in stressed capital structures and under-researched credits utilizing the experience of our investment teams. It takes a conservative approach to leverage and is invested in bank debt, bonds, credit default swaps, mezzanine capital and equity-like instruments. As of December 31, 2012, the fund’s capital totaled $32.2 million, which includes $21.6 million of firm seed money.

Artio Global Investors Inc. 2012 Annual Report 13

Emerging Markets Local Debt

In May 2011, we launched and seeded the Artio Emerging Markets Local Debt Fund (“EMF”) with $22 million of firm capital. EMF aims to provide a high level of total return consisting of income and capital appreciation by primarily investing in fixed income instruments denominated in emerging market currencies. EMF has approximately $2 million invested from outside investors. As of December 31, 2012, EMF ranked in the 4th quartile of its Lipper universe for the one-year period.

Distribution and Client Service

We have historically distributed our products largely through intermediaries, including investment consultants, broker dealers, RIAs, mutual fund platforms and sub-advisory relationships. This distribution model has allowed us to achieve significant leverage from a relatively small sales and client service infrastructure. We believe it is important to limit the relative size of our distribution teams to maintain our investment-centric mission, strategy and culture. Historically, we concentrated our distribution efforts primarily on our International Equity strategies. In recent years, we have focused on other strategies as well, including our High Grade Fixed Income and High Yield strategies.

By leveraging our intermediated distribution sources and focusing on institutions and organizations that demonstrate institutional buying behavior and longer-term investment horizons, we have built a balanced and broadly diversified client base across both the institutional and retail investor markets. As of December 31, 2012, 50% of AuM were in proprietary funds and 50% were in other institutional assets, including separate accounts 31%, sub-advisory accounts 6% and commingled funds 13%. The recent economic downturn and consolidation in the broker-dealer industry have led to increased competition to market through broker dealers and higher costs, and may lead to reduced distribution access and further cost increases;

Institutional Distribution and Client Service

As of December 31, 2012, we provided asset management services to approximately 550 institutional clients invested in separate accounts, commingled funds and proprietary funds, including approximately 51 state and local governments nationwide and approximately 176 corporate clients. In addition, we manage assets for approximately 72 foundations; approximately 46 colleges, universities or other educational endowments; approximately 51 of the country’s hospital or healthcare systems; and approximately 36 Taft-Hartley plans and six religious organizations.

Our institutional sales professionals focus their efforts on building strong relationships with the influential institutional consultants in their regions, while seeking to establish direct relationships with the largest potential institutional clients in their region. Their efforts have led to consultant relationships that are broadly diversified across a wide range of consultants. As of December 31, 2012, our largest consultant relationship represented approximately 10% of our total AuM. Our largest individual client represented approximately 10% of our total AuM as of December 31, 2012, and our top ten clients represented approximately 29% of our total AuM as of December 31, 2012.

Our relationship managers generally assume responsibility from the sales professionals for maintaining the client relationship as quickly as is practicable after a new mandate is won. Relationship managers and other client service professionals focus on interacting one-on-one with key clients on a regular basis to update them on investment performance and objectives. We also have a small team of investment professionals in the role of product specialists. These specialists participate in the investment process, but their primary responsibility is communicating any developments in the portfolio with clients and answering questions beyond those where the client service staff can provide adequate responses.

Proprietary Fund and Retail Distribution

Within the proprietary fund and retail marketplace, we have assembled a small team of sales professionals focused on the areas and client segments where we believe it can have meaningful impact. Our approach to retail distribution is to focus on: (i) broker dealers and major intermediaries; (ii) the RIA marketplace; (iii) direct brokerage platforms; and (iv) major financial institutions through sub-advisory channels. In general, their penetration has been greatest in those areas of the intermediated marketplace that display institutional buying behavior.

Broker Dealers

In 2005, we established a broker-dealer sales team that supports the head office product distribution teams of major brokerage firms. This team also seeks to build general awareness of our investment offerings among individual advisors and supports our platform sales, focusing particularly in those areas within each of its distributors where our no-load share classes are most appropriate. These dedicated marketing efforts are supported by internal investment professionals. While recent consolidation

14 Artio Global Investors Inc. 2012 Annual Report

in the broker-dealer industry has reduced the number of broker-dealer platforms, we believe those organizations with whom we have existing relationships have become larger opportunities as a result. As of December 31, 2012, our largest broker-dealer relationship accounted for approximately 10% of our total AuM.

Registered Investment Advisor

We have actively pursued distribution opportunities in the RIA marketplace. Since 2005, our internal team has marketed our strategies to the RIA community employing communications tailored for the sophisticated RIA. Our professionals maintain relationships with key opinion leaders within the RIA community.

Brokerage Platforms

Our funds are available on various mutual fund platforms including Charles Schwab & Co., Inc., where they have been available since 2000, and on Fidelity’s Funds Network, where they have been available since 1998. As of December 31, 2012, our largest mutual fund platform represented approximately 11% of our total AuM.

Investment Management Fees

We earn investment management fees directly on the proprietary funds, commingled funds and separate accounts that we manage, and indirectly under sub-advisory agreements for proprietary funds and other investment funds. The fees we earn depend on the type of investment product we manage and are typically negotiated after consultation with the client based upon factors such as the level of assets, investment strategy servicing requirements, multiple or related account relationships and client type. Most of our fees are calculated based on daily or monthly average AuM, rather than quarter-end balances. In addition, a small number of separate account clients pay us fees according to the performance of their accounts relative to certain agreed-upon benchmarks, which results in a slightly lower base fee, but allows us to earn higher fees if the relevant investment strategy outperforms the agreed-upon benchmark. We did not earn any performance fees in 2011 or 2012.

Outsourced Operations, Systems and Technology

As an organization, we have developed a business model which focuses the vast majority of our resources on meeting clients’ investment objectives. As a result, we seek to outsource, whenever appropriate, support functions to industry leaders in order to allow us to focus on the areas where we believe we can add the most value for our clients. We monitor the performance of our outsourced service providers.

We outsource middle- and back-office activities to The Northern Trust Company, which has responsibility for trade confirmation, trade settlement, custodian reconciliations, corporate action processing, performance calculation and client reporting as well as custody, fund accounting and transfer agency services for our commingled funds. Our separate and sub-advised accounts outsource their custody services to providers that they select.

Our registered mutual funds outsource their custody, fund accounting and administrative services to State Street Bank and Trust Co. which has responsibility for tracking assets and providing accurate daily valuations used to calculate each fund’s net asset value. In addition, State Street Bank and Trust Co. provides daily and monthly compliance reviews, quarterly fund expense budgeting, monthly fund performance calculations, monthly distribution analysis, SEC reporting, payment of fund expenses and board reporting. It also provides annual and periodic reports, regulatory filings and related services as well as tax preparation services. Our registered mutual funds also outsource distribution to Quasar Distributors LLC and transfer agency services to U.S. Bancorp.

We also outsource the hosting, management and administration of our front-end trading and compliance systems as well as certain information technology and disaster recovery services.

Competition

We compete in all aspects of our business with other investment management companies, some of which are part of substantially larger organizations. We have historically competed principally on the basis of:

•	investment performance;

•	continuity of investment professionals;

•	quality of service provided to clients;

•	corporate positioning and business reputation;

Artio Global Investors Inc. 2012 Annual Report 15

•	continuity of our selling arrangements with intermediaries; and

•	differentiated products.

For information on the competitive risks we face, see “Risk Factors – Risks Related to our Industry – The investment management business is intensely competitive.”

Employees

As of December 31, 2012, we employed 131 full-time employees and 1 part-time employee, including 41 investment professionals, 22 in distribution and client service, 18 in enterprise risk management and 51 in various other corporate and support functions. In 2012, our headcount was reduced by 53 full-time employees.

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

Regulatory Environment and Compliance

Our business is subject to extensive regulation in the U.S. at both the federal and state level, as well as by self-regulatory organizations outside the U.S. Under these laws and regulations, agencies that regulate investment advisors have broad administrative powers, including the power to limit, restrict or prohibit an investment advisor from carrying on its business in the event that it fails to comply with such laws and regulations. Possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment advisor and other registrations, censures and fines.

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

16 Artio Global Investors Inc. 2012 Annual Report

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

Risk Management and Compliance

Our Enterprise Risk Management Committee focuses on the key risks to which the firm is subject. Our six-person risk management unit is responsible for measuring and monitoring portfolio level risk, portfolio analysis including performance attribution, performance reporting and operational risk. Our legal and compliance functions are integrated into one team of seven full-time professionals as of December 31, 2012. This group is responsible for all legal and regulatory compliance matters, as well as monitoring adherence to client investment guidelines. Senior management is involved at various levels in all of these functions including through active participation on all the firm’s supervisory oversight committees.

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

Risks Related to the Proposed Merger with Aberdeen

We face risks related to our proposed merger with Aberdeen.

Completion of the proposed merger between the Company and Aberdeen is subject to the satisfaction of various conditions, including the receipt of approval from our stockholders. There is no assurance that all of the various conditions will be satisfied, or that the merger will be completed on the proposed terms, on the expected timing, or at all. The proposed merger contains other inherent risks including:

Artio Global Investors Inc. 2012 Annual Report 17

•	legal or regulatory proceedings or other matters that affect the timing or ability to complete the transaction as contemplated;

•	the risk that our business will not be integrated successfully;

•
the possibility of disruption to our business from the proposed merger including, increased costs as well as diversion of management time and resources, making it more difficult to maintain business and operational relationships, including relationships with clients;

•	litigation relating to the proposed merger;

•	inability to retain key personnel in advance of completion of proposed merger;

•	developments beyond the companies' control, including but not limited to changes in domestic or global economic conditions; and

•
the risk that the proposed merger is not completed, which could lead to continued or increased client outflows, further declines in investor confidence, failure to retain key personnel, increased reduction in profitability due to costs incurred in connection with the proposed merger and increased potential for stockholder litigation.

Risks Related to our Business

If our investment strategies continue to perform poorly, clients could continue to withdraw their funds and we could suffer further declines in our assets under management and/or become subject to litigation which would reduce our earnings.

The relative performance of our investment strategies is critical in retaining existing clients as well as attracting new clients. If our investment strategies underperform compared to their respective benchmarks or competing products, as our International Equity strategies have since 2009, our earnings could be further reduced because:

•
our existing clients may withdraw their funds from all of our investment strategies, even those which are not underperforming due to concerns regarding firm stability, which would cause the revenues that we generate from investment management fees to decline. In 2011 and 2012 we experienced significant client outflows, which led to a significant decrease in revenues and profitability;

•
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

Our International Equity strategies, which accounted for 31% of our assets under management (“AuM”) as of December 31, 2012, have performed poorly over the past four calendar years. In 2012, net client cash outflows were $18.6 billion, which were primarily related to our International Equity strategies.

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

18 Artio Global Investors Inc. 2012 Annual Report

Difficult market conditions can adversely affect our business in many ways, including by reducing the value of our AuM and causing clients to withdraw funds, each of which could materially reduce our revenues and adversely affect our financial condition.

The fees we earn under our investment management agreements are typically based on the market value of our AuM. Investors in open-ended funds can redeem their investments in those funds at any time without prior notice. Our clients may reduce the aggregate amount of AuM with us for any number of reasons, including investment performance, changes in prevailing interest rates and financial market performance. Clients in commingled funds and separately managed accounts may redeem their investments typically with 30 to 60 days’ notice. In addition, the prices of the securities held in the portfolios we manage may decline due to any number of factors beyond our control, including, among others, a declining stock market, general economic downturn, political uncertainty or acts of terrorism. As approximately 31% of our asset mix is in equities, we are subject to greater losses in declining markets and greater gains in rising markets. During extreme periods of market illiquidity, we may be forced to accept a lower price on securities in order to meet redemption requests. As we have seen in connection with the market dislocations since 2008, amid challenging economic and market conditions, the pace of client redemptions or withdrawals from our investment strategies could accelerate if clients move assets to investments they perceive as offering greater opportunity or lower risk. If our AuM decline for any of these reasons, it would result in lower investment management fees.

In 2012, the MSCI AC World ex USA Index increased 16.83%, while the gross performances of our International Equity I and International Equity II strategies each trailed the index by 1.11% and 0.19%, respectively. Our AuM in 2012 declined 53% throughout the year, driven primarily by net client cash outflows in our International Equity I and II strategies, resulting primarily from continued underperformance.

We derive a substantial portion of our revenues from a limited number of our strategies.

As of December 31, 2012, 31% of our AuM were invested in the International Equity I and International Equity II strategies, and 65% of our investment management fees for the year ended December 31, 2012 were attributable to fees earned from those strategies. However, our fixed income strategies, which comprised 68% of AuM as of December 31, 2012, have had a more significant impact on our business and growth prospects. Our operating results are substantially dependent upon the performance of those strategies and our ability to attract positive net client flows and retain assets within those strategies. For example, in 2012 net client cash outflows were 61% of AuM at the beginning of the year for the firm in total, and 85% of the International Equity I and International Equity II strategies in aggregate. We believe that since 2009, the decisions by investors to withdraw their investments or terminate their investment management agreements from our International Equity strategies were driven by poor investment performance. This caused our revenues from those strategies to decline and had an adverse effect on our earnings. Our results have been impacted since 2009 by net client cash outflows from these strategies, and have led to a material adverse effect on our earnings and a decline in overall investor confidence in us. In addition, our smaller strategies, due to their size, may not be able to generate sufficient fees to cover their expenses.

The loss of any key investment professionals, including Messrs. Hopper, Pell, Quigley or Younes, or members of our senior management team and senior marketing personnel could have a material adverse effect on our business.

We depend on the skills and expertise of qualified investment professionals and our success depends on our ability to retain the key members of our investment team and to attract new qualified investment professionals. In particular, we depend on Messrs. Pell and Younes, who are the architects of our International Equity strategies. In addition, Messrs. Hopper and Quigley, the lead portfolio managers of our Fixed Income strategies, possess substantial experience in investing and have developed strong relationships with our clients. The loss of Messrs. Hopper, Pell, Quigley, Younes or any of our other key investment professionals could limit our ability to successfully execute our business strategy and may prevent us from sustaining the performance of our investment strategies or adversely affect our ability to retain existing and attract new client assets. In addition, our investment professionals and senior marketing personnel have direct contact with our institutional clients and their consultants, and with key individuals within each of our other distribution sources and the loss of these personnel could jeopardize those relationships and result in the loss of such accounts. We do not carry any “key man” insurance that would provide us with proceeds in the event of the death or disability of Messrs. Hopper, Pell, Quigley, Younes, key members of senior management, our investment team or senior marketing personnel.

Artio Global Investors Inc. 2012 Annual Report 19

Most of our investment strategies consist of investments in the securities of companies located outside of the U.S., which may involve foreign currency exchange, tax, political, social and economic uncertainties and risks.

Fluctuations in foreign currency exchange rates could negatively affect the returns of our clients who are invested in these strategies. In addition, an increase in the value of the U.S. dollar relative to non-U.S. currencies is likely to result in a decrease in the U.S. dollar value of our AuM, which, in turn, could result in lower U.S.-dollar denominated revenue. As of December 31, 2012, approximately 36% of our AuM had exposure to currencies other than the U.S. dollar.

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

Our ability to grow our AuM is highly dependent on access to third-party intermediaries, including RIAs and broker dealers. We also provide our services to retail clients through mutual fund platforms and sub-advisory relationships. As of December 31, 2012, our largest mutual fund platform and intermediary each represented approximately 11% of our total AuM and our largest sub-advisory relationship represented approximately 4% of our total AuM. We cannot assure you that these sources and client bases will continue to be accessible to us on commercially reasonable terms, or at all. The absence of such access could have a material adverse effect on our earnings.

Our institutional separate account business is highly dependent upon referrals from pension fund consultants. Many of these consultants review and evaluate our products and our firm from time to time. Poor reviews or evaluations of either a particular product, or of us, may result in client withdrawals or may impair our ability to attract new assets through these consultants. Further, there has an been an increase in consolidation among consultants that could be similarly detrimental, if one of the consolidating consultants has a negative view of us and such view prevails. As of December 31, 2012, the consultant advising the largest portion of our client assets under management represented approximately 10% of our AuM. In addition, the recent economic downturn and consolidation in the broker-dealer industry has led to increased competition to market through broker dealers and higher costs, and may lead to reduced distribution access and further cost increases.

We may be adversely affected by negative publicity.

As a public company that has been facing headwinds, we have been the subject of adverse press coverage from financial analysts that follow the company and other journalists. Negative press coverage and other public statements, regardless of the factual basis for the assertions being made, could affect our ability to retain or attract new clients or could result in some type of investigation by regulators, law enforcement officials or lawsuits. Adverse publicity, governmental scrutiny and legal and enforcement proceedings can also have a negative impact on our reputation and on the morale and performance of our employees, which could adversely affect our businesses and results of operations.

20 Artio Global Investors Inc. 2012 Annual Report

Our failure to properly control expenses as the business decreases or increases, could adversely affect our ability to generate revenue and affect overall profitability.

We expect there to be significant demands on our infrastructure and investment teams and we cannot assure you that we will be able to manage our expenses effectively as our business reduces, or expands, in size. Any failure to properly manage expenses, could adversely affect our ability to generate revenue. For example, in 2011 and 2012, we implemented organizational changes, which included staff reductions of 12% of total headcount in 2011 and 27% in 2012. We do not believe this affected our revenues in 2011 or 2012, but rather was designed to lower operating costs and more efficiently manage resources for current business conditions. Even if cost reduction measures do not impair our ability to generate revenue, if they are not sufficient to reduce our overall costs, our overall profitability may be adversely affected.

Our ability to retain and attract qualified employees is critical to the success of our business and the failure to do so may materially adversely affect our performance.

Our people are our most important resource and competition for qualified employees is intense. In order to attract and retain qualified employees, we must compensate our employees at competitive rates and we strive to remain above the median for our peer group. Typically employee compensation is a significant expense, is highly variable and changes with performance. If we are unable to continue to attract and retain qualified employees, or do so at rates necessary to maintain our competitive position, or if compensation costs required to attract and retain employees increase, our performance, including our competitive position, could be materially adversely affected. Our compensation program is designed to attract, retain and motivate employees. However, in the event our investment strategies underperform, there is a general deterioration of market conditions, or concerns about firm stability, it could result in an increase in voluntary employee turnover even if compensation levels remain competitive.

Additionally, we utilize equity awards as part of our compensation strategy and as a means for recruiting and retaining highly skilled talent. Further declines in our stock price or a failure of employees to meet the goals set by the performance-based awards, could result in further deterioration in the value of equity granted, thus lessening the effectiveness of retaining employees through stock-based awards. For example, the awards that were granted in connection with our IPO in 2009 and awards granted in connection with our annual incentive compensation for 2009 through 2011 have substantially declined in value. There can be no assurance that we will continue to successfully attract or retain key personnel.

A change of control of our Company, as we anticipate in connection with the proposed merger, could result in termination of our investment advisory agreements.

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

An assignment of our subsidiary’s investment management agreements may occur if, among other things, Investment Adviser undergoes a change of control, as we anticipate in connection with the proposed merger. We cannot be certain that Investment Adviser will be able to obtain the necessary approvals from the boards and shareholders of the SEC-registered funds that it advises, or the necessary consents from clients whose funds are managed pursuant to separate accounts. Under the 1940 Act, if an SEC-registered fund’s investment advisor engages in a transaction that results in the assignment of its investment management agreement with the fund, the advisor may not impose an “unfair burden” on that fund as a result of the transaction for a two-year period after the transaction is completed.

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

Artio Global Investors Inc. 2012 Annual Report 21

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

Operational risks may disrupt our business, result in losses.

We are heavily dependent on the capacity and reliability of the communications, information and technology systems supporting our operations, whether owned and operated by us or by third parties. Operational risks such as human trading errors or interruption of our financial, accounting, trading, compliance and other data processing systems, whether caused by fire, other natural disaster or pandemic, power or telecommunications failure, act of terrorism or war or otherwise, could result in a disruption of our business, liability to clients, regulatory intervention or reputational damage, and thus materially adversely affect our business. The risks related to trading errors are increased by the recent extraordinary market volatility, which can magnify the cost of an error. For example, for the years ended 2010 through 2012 we experienced trading errors that cost us approximately $1.7 million, $0.2 million, and $0.1 million respectively. Insurance and other safeguards might not be available or might only partially reimburse us for our losses. Although we have back-up systems in place, our back-up procedures and capabilities in the event of a failure or interruption may not be adequate. The inability of our systems to accommodate an increasing volume of transactions also could constrain our ability to expand our businesses. Additionally, any upgrades or expansions to our operations and/or technology may require significant expenditures and may increase the probability that we will suffer system degradations and failures. We also depend on access to our headquarters in New York City, where a majority of our employees are located, for the continued operation of our business. Any significant disruption to our headquarters could have a material adverse effect on us.

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

22 Artio Global Investors Inc. 2012 Annual Report

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

Our working capital requirements historically have been met through operating cash flows. We believe our current working capital is sufficient to meet our current obligations. We continue to maintain a strong balance sheet and capital position. If we are unable to effectively manage our cash flows and liquidity position or unable to continue to generate and maintain positive operating cash flows and operating income in the future, we may not be able to compensate for an increase in expenses, pay dividends to stockholders, invest in our business, or repay future debt obligations.

We also may not be able to secure debt or raise equity.

On March 29, 2012, Holdings prepaid the outstanding balance of $37.5 million borrowed under a $60.0 million term credit facility and terminated both the term credit facility and a $100.0 million revolving credit facility. Both the term credit facility and the revolving credit facility would have matured in October 2012.

If we have cash flow constraints, we may seek to borrow additional funds or raise additional capital. We cannot assure you that we will be able to engage in either type of action with acceptable terms. If we are unable to do so, our ability to operate our business could be impaired. Our ability to obtain debt in the future depends upon, among other things, general economic conditions, conditions of the asset management industry, the state of the capital markets and the Company's performance.

If we were able to secure additional debt, a substantial portion of our cash flow could be required for debt service and, as a result, might not be available for our operations or other purposes. Any substantial decrease in net operating cash flows or any substantial increase in expenses could make it difficult for us to meet any debt service requirements or force us to modify our operations. Our level of indebtedness could make us more vulnerable to economic downturns and reduce our flexibility in responding to changing business, regulatory and economic conditions. Our ability to make interest and principal payments on any future debt and to borrow funds on favorable terms depends, primarily on the future performance of the business.

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

Artio Global Investors Inc. 2012 Annual Report 23

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

In September 2010, we launched and seeded a global credit hedge fund with $19 million of firm capital, which aims to deliver absolute returns with low volatility and a low correlation to other asset classes by exploiting overlooked areas of value in stressed capital structures and under-researched international credits utilizing the experience of our investment teams. In May 2011, we launched and seeded a Emerging Markets Local Debt Fund, seeding it with $22 million of firm capital, which aims to provide a high level of total return consisting of income and capital appreciation by investing in fixed income instruments denominated in emerging market currencies. We could suffer losses from these seed capital investments in these strategies.

The cost of insuring our business and providing benefits to our employees is substantial and may increase.

Our insurance costs, including errors and omissions insurance and director and officer insurance, are substantial and can fluctuate from year to year. Insurance costs increased in 2009, but decreased through 2011, then increased again in 2012. In addition, certain insurance coverage may not be available or may only be available at prohibitive costs. As we renew our insurance policies, we may be subject to additional costs resulting from rising premiums, the assumption of higher deductibles and/or co-insurance liability and, to the extent certain of our U.S. funds purchase separate director and officer and/or error and omission liability coverage, an increased risk of insurance companies disputing responsibility for joint claims. Higher insurance costs and incurred deductibles would reduce our net income.

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

24 Artio Global Investors Inc. 2012 Annual Report

•	a number of our competitors have greater financial, technical, marketing and other resources, better name recognition and more personnel than we do;

•	there are relatively low barriers impeding entry to new investment funds, including a relatively low cost of entering these businesses;

•	the recent trend toward consolidation in the investment management industry, and the securities business in general, has served to increase the size and strength of a number of our competitors;

•	some investors may prefer to invest with an investment manager that is not publicly traded based on the perception that publicly traded companies may focus on growth to the detriment of performance;

•	some competitors may invest according to different investment styles or in alternative asset classes that the markets may perceive as more attractive than our investment approach;

•	the recent trend toward passive or index investments;

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

In addition to the extensive regulation to which our asset management business is subject in the United States, we are also subject to regulation internationally by the Ontario Securities Commission, the Irish Financial Institutions Regulatory Authority and the Hong Kong Securities and Futures Commission. Should our international distribution channels expand, we will be subject to an increasing amount of international regulation. Our business is already subject to the rules and regulations of the more than 40 countries in which we currently conduct investment activities. Failure to comply with applicable laws and regulations in the foreign countries where we invest could result in fines, suspensions of personnel or other sanctions. See “Item 1. Business-Regulatory Environment and Compliance.”

Artio Global Investors Inc. 2012 Annual Report 25

The regulatory environment in which we operate is subject to continual change and regulatory developments designed to increase oversight may adversely affect our business.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated thereunder, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets. While there is an ordinary evolution to regulation, we believe there will be further regulatory changes as a result of changing laws, which will result in subjecting participants to additional regulation. The requirements imposed by our regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with us, and are not designed to protect our stockholders. Consequently, these regulations often serve to limit our activities, including customer protection and market conduct requirements. New laws or regulations, or changes in the enforcement of existing laws or regulations, applicable to us and our clients may adversely affect our business. Our ability to function in this environment will depend on our ability to constantly monitor and promptly react to legislative and regulatory changes. For investment management firms in general, there have been a number of highly publicized regulatory inquiries that focus on the mutual fund industry. These inquiries already have resulted in increased scrutiny of the industry and new rules and regulations for mutual funds and their investment managers. This regulatory scrutiny may limit our ability to engage in certain activities that might be beneficial to our stockholders. See “Item 1. Business-Regulatory Environment and Compliance.”

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

As a public company, we must maintain effective internal control over financial reporting and included in this annual report is management’s assessment in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. While management believes that our internal control over financial reporting was effective as of December 31, 2012 because internal control over financial reporting is complex and may change over time to adapt to changes in our business, we cannot assure you that our internal control over financial reporting will be effective in the future. If we are not able to maintain effective internal control over financial reporting, we may not be able to produce reliable financial reporting and our independent registered public accounting firm may not be able to certify the effectiveness of our internal control over financial reporting as of the required dates. Matters affecting our internal controls may cause us to be unable to report our financial information accurately and/or on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules, and result in a breach of the covenants under our credit facility. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we report, or our independent registered public accounting firm reports, a material weakness in our internal control over financial reporting. This could lead to a material adverse effect on our business, a decline in our share price and impair our ability to raise capital.

26 Artio Global Investors Inc. 2012 Annual Report

Risks Relating to our Structure

Our ability to pay regular dividends to our stockholders is subject to the discretion of our Board of Directors and may be limited by our holding company structure and applicable provisions of Delaware law.

Our Board of Directors may, in its sole discretion, change the amount or frequency of dividends or, as it has in the first quarter of 2013, discontinue the payment of dividends entirely. In addition, as a holding company, we will be dependent upon the ability of our subsidiaries to generate earnings and cash flows and distribute them to us so that we may pay dividends to our stockholders. We expect to cause Holdings to make distributions to its members, including us. However, its ability to make such distributions will be subject to its operating results, cash requirements and financial condition, the applicable provisions of Delaware law which may limit the amount of funds available for distribution to its members, its compliance with covenants and financial ratios related to future indebtedness, and its other agreements with third parties. In addition, each of the companies in the corporate chain must manage its assets, liabilities and working capital in order to meet all of its cash obligations, including the payment of dividends or distributions. As a consequence of these various limitations and restrictions, we may not be able to make payments of dividends on our Class A common stock.

Our ability to pay taxes and expenses may be limited by our holding company structure and applicable provisions of Delaware law.

As a holding company, we have no independent means of generating revenue. Holdings is treated as a partnership for U.S. federal and state income tax purposes and, as such, is not subject to U.S. federal and state income tax. Instead, taxable income is allocated to its members, i.e., to us. Accordingly, we incur income taxes on our proportionate share of any net taxable income of Holdings and also incur expenses related to our operations. We intend to cause Holdings to distribute cash to its members. However, its ability to make such distributions is subject to various limitations and restrictions as set forth in the preceding risk factor. If, as a consequence of these various limitations and restrictions, we do not have sufficient funds to pay tax or other liabilities or to fund the firm’s operations, we may have to borrow funds and thus, our liquidity and financial condition could be materially adversely affected.

We will be required to pay the Principals most of the tax benefits of any depreciation or amortization deductions we may claim as a result of the tax basis step up we received in connection with their exchanges of New Class A Units and our purchase of other New Class A Units.

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

We entered into a tax receivable agreement with the Principals, pursuant to which we agreed to pay them 85% of the amount of the reduction, if any, in U.S. federal, state and local income tax that we realize (or are deemed to realize upon an early termination of the tax receivable agreement or a change of control, both discussed below) as a result of the increases in tax basis created by their exchanges or our purchases of New Class A Units. Payments under the tax receivable agreement are expected to give rise to certain additional tax benefits attributable to further increases in basis or, in certain circumstances, in the form of deductions for imputed interest. Any such benefits are covered by the tax receivable agreement and will increase the amounts due thereunder. In addition, the tax receivable agreement provides for interest accrued from the due date (without extensions) of the corresponding tax return to the date of payment specified by the tax receivable agreement. Our analysis of these benefits shows that while we are likely to utilize the amortization expense to generate tax benefits in 2013, in the years following, we may have difficulty recognizing such benefits. Any unused benefits will then be usable in our tax returns only on a carry-forward basis, for a period of 20 years. As a consequence, we recorded a valuation allowance of $178.5 million against these deferred tax assets and certain other deferred tax assets, and reduced Due under tax receivable agreement on the Statement of Financial Position by $141.6 million, reflecting our estimate of the amounts of step-up benefits that will not be usable in reducing our tax liability in the immediate future and the uncertainty of such benefits in later years.

Moreover, if we exercise our right to terminate the tax receivable agreement early, we will be obligated to make an early termination payment to the Principals, or their transferees, based upon the net present value (based upon certain assumptions and deemed events set forth in the tax receivable agreement, including the assumption that we would have enough taxable income in the future to fully utilize the tax benefits resulting from any increased tax basis on the termination date) of all payments that would be required to be paid by us under the tax receivable agreement. If certain change of control events were

Artio Global Investors Inc. 2012 Annual Report 27

to occur, we would be obligated to make payments to the Principals using certain assumptions and deemed events similar to those used to calculate an early termination payment.

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

Shares of our Class A common stock are listed on the New York Stock Exchange (“NYSE”) under the symbol “ART”. We are required to comply with the NYSE’s listing standards in order to maintain the listing of our Class A common stock on the exchange. The NYSE has the authority to delist our Class A common stock if, during any period of 30 consecutive trading days, the average closing share price falls below $1.00 or the average market capitalization of our Class A common stock falls below $50.0 million and, at the same time, total stockholders’ equity is less than $50.0 million, and in either case we are unable to satisfy these standards within the time periods specified under NYSE regulations. In addition, the NYSE has the authority to delist our Class A common stock if the NYSE determines that the trading price of our shares is abnormally low or we otherwise fail to comply with applicable NYSE regulations or criteria used in evaluating continued listing status. As of February 1, 2013, during the previous 30 consecutive trading days, the average closing share price of our Class A common stock was $2.00 per share and the average market capitalization of our Class A common stock was approximately $120 million, excluding securities exchangeable for, or convertible into, shares of our Class A common stock.

The price of our Class A common stock could continue to decline.

Since our IPO in September 2009, the price of our common stock has declined 92% as of February 1, 2013, and such declines could continue. From September 24, 2009, to February 1, 2013, our common stock has closed as low as $1.78 per share and as high as $27.25 per share. Factors that may contribute to fluctuations in our stock price include, but are not limited to, investor sentiment regarding the proposed merger, general stock market conditions, general market conditions for the asset management industry, our investment performance, net client cash flows and our operating results. The decline in our stock price could affect employee sentiment as the value of equity an employee holds declines. Further, declines in the stock price could alter client perceptions of our future investment performance or client perceptions regarding the stability of our business.

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

The market price of our Class A common stock may be highly volatile and could be subject to wide fluctuations. See “Price Range of Our Class A Common Stock”. In addition, the trading volume in our Class A common stock may fluctuate and cause significant price variations to occur, which may limit or prevent investors from readily selling their Class A common stock and may otherwise negatively affect the liquidity of our Class A common stock. If the market price of our Class A common stock declines significantly, holders may be unable to resell their Class A common stock at or above their purchase price, if at all. We cannot provide any assurance that the market price of our Class A common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our Class A common stock or result in fluctuations in the price or trading volume of our Class A common stock include:

•	variations in our quarterly operating results or dividends, or a decision to not pay a regular dividend;

28 Artio Global Investors Inc. 2012 Annual Report

•	failure to meet analysts’ earnings estimates;

•	publication of research reports or press reports about us, our investments or the investment management industry or the failure of securities analysts to cover our Class A common stock;

•	additions or departures of our Principals and other key management personnel;

•	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

•	actions by stockholders;

•	lack of liquidity in our Class A common stock, which could hinder the ability to sell the stock or lower the price attained;

•	changes in market valuations of similar companies;

•	speculation in the press or investment community;

•	changes or proposed changes in laws or regulations or differing interpretations thereof affecting our business or enforcement of these laws and regulations, or announcements relating to these matters;

•	litigation or governmental investigations;

•	fluctuations in the performance or share price of other industry participants, hedge funds or alternative asset managers;

•	poor investment performance or other complications affecting our funds or current or proposed investments;

•	redemptions by clients of their assets;

•	adverse publicity about the asset management industry generally or individual scandals, specifically;

•	sales of a large number of our Class A common stock or the perception that such sales could occur; and

•	general market and economic conditions.

The price of our Class A common stock may decline due to the large number of shares eligible for future sale and for exchange into Class A common stock.

The market price of our Class A common stock could decline as a result of sales of a large number of our Class A common stock or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of December 31, 2012, we had 60,009,073 outstanding shares of our Class A common stock on a fully diluted basis and 3,293,819 restricted stock units (“RSUs”) granted to employees, excluding dividend equivalents.

As of December 31, 2012, GAM Holdings AG owned 15,880,844 registered shares of our Class A common stock.

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

Artio Global Investors Inc. 2012 Annual Report 29

Item 2.  Properties.

Our corporate headquarters and principal offices are located at 330 Madison Avenue in New York, New York and are leased under a lease that will expire in 2014. We believe our existing facilities are adequate to meet our requirements.

Item 3.  Legal Proceedings.

The Company is aware that, since the announcement of the proposed merger, two putative shareholder class action complaints have been filed against the Company’s board of directors, the Company, and Aberdeen challenging the proposed merger. The complaints are captioned Velvart v. Artio Global Investors, Inc., Case No. 8347-VCL (filed in the Delaware Court of Chancery on or around February 21, 2013) and Fernicola v. Artio Global Investors Inc., No. 650625/2013 (filed in the Supreme Court of New York, New York County, filed on or around February 25, 2013).

The complaints generally allege, among other things, that the individual members of the Company’s board of directors breached their fiduciary duties owed to its public shareholders by approving the Company’s entry into the February 14, 2013 merger agreement (the “Merger Agreement”) with Aberdeen Asset Management PLC and Guardian Acquisition Corporation (together, “Aberdeen”) and failing to take steps to maximize the value of the Company to its public shareholders, and that the Company and Aberdeen aided and abetted such breaches of fiduciary duties. In addition, the complaints allege, among other things, that the proposed transaction undervalues the Company, that the process leading up to the Merger Agreement was flawed, and that certain provisions of the Merger Agreement improperly favor Aberdeen and impede a potential alternative transaction. The complaints generally seek, among other things, declaratory and injunctive relief concerning the alleged fiduciary breaches, injunctive relief prohibiting the defendants from consummating the proposed transaction and other forms of equitable relief. The defendants to these lawsuits believe that the suits are meritless and intend to defend them (and any similar lawsuits that may be filed) vigorously.  The Company notes that the ultimate outcome of the litigation is uncertain and unknown, and that relief delaying or enjoining the proposed transaction may have adverse consequences to the Company.

Item 4.  Mine Safety Disclosures.

Not applicable.

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

	High	Low	Last Sale	Dividends Declared
2012:
For the quarter ended March 31, 2012	$5.10	$4.25	$4.77	$0.06
For the quarter ended June 30, 2012	4.82	2.90	3.50	0.02
For the quarter ended September 30, 2012	3.54	2.98	2.98	0.02
For the quarter ended December 31, 2012	2.99	1.78	1.90	0.02

2011:
For the quarter ended March 31, 2011	16.48	14.33	16.16	0.06
For the quarter ended June 30, 2011	17.12	11.30	11.30	0.06
For the quarter ended September 30, 2011	12.10	6.98	7.96	0.06
For the quarter ended December 31, 2011	8.04	4.84	4.88	0.06

We may pay quarterly dividends on our Class A common stock in amounts that reflect management’s view of our financial performance and liquidity. However, we currently do not intend to pay any dividends, quarterly or otherwise.

30 Artio Global Investors Inc. 2012 Annual Report

On February 21, 2013, the closing price for our Class A shares, as reported on the NYSE, was $2.72.

The approximate number of shareholders of record as of February 21, 2013 was 96 for our Class A common stock and none for both our Class B and Class C common stock.

Investors’ share repurchase activity for each of the three months in the period ended December 31, 2012, was as follows:

Period	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Approximate Shares that May Yet be Purchased Under the Plans or Programs(a)
October 1, 2012 through October 31, 2012	—	$—	—	2,226,061
November 1, 2012 through November 30, 2012	—	—	—	2,226,061
December 1, 2012 through December 31, 2012	—	—	—	2,226,061
For the quarter ended December 31, 2012	—	—	—	2,226,061

(a)	In December 2010, our Board of Directors authorized a share repurchase program of up to 3.0 million shares of our Class A common stock, which expires on December 31, 2013.

Artio Global Investors Inc. 2012 Annual Report 31

Common Stock Performance Graph

The following graph compares the cumulative total stockholder return on our Class A common stock from September 24, 2009 (the date our Class A common stock began trading on the NYSE) through December 31, 2012, with the cumulative total return of the Standard and Poor’s 500 Stock Index (“S&P 500”) and the SNL Asset Manager Index. The graph assumes an investment of $100 in our Class A common stock and in each of the two indices on September 24, 2009 and the reinvestment of all dividends, if any. The initial public offering price of our Class A common stock was $26.00 per share.

Total Return Performance

Performance of $100 Chart

160
140
120
100
80
60
40
20
0
9/23/09
12/31/09
12/31/10
12/31/11
12/31/12
Artio Growth of $100
S&P Growth of $100
SNL Asset Manager Growth of $100

Index	9/24/2009	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Artio Global Investors Inc.	$100.00	$98.04	$57.48	$19.47	$7.84
SNL Asset Manager Index	100.00	104.02	119.74	103.57	132.88
S&P 500	100.00	105.71	121.63	124.20	144.07

32 Artio Global Investors Inc. 2012 Annual Report

Item 6.  Selected Financial Data.

Set forth below are selected financial data for the last five years. This data should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

	For the Year Ended December 31,
(in thousands, except as indicated and per share information)	2012	2011	2010	2009	2008
Statement of Operations data:
Total revenues and other operating income	$124,293	$276,022	$335,129	$307,392	$422,046
Employee compensation and benefits:
Salaries, incentive compensation and benefits	94,893	105,201	98,981	79,035	92,487
Allocation of Class B profits interests	—	—	—	33,663	76,074
Change in redemption value of Class B profits interests	—	—	—	266,110	54,558
Tax receivable agreement	—	—	—	97,909	—
Total employee compensation and benefits	94,893	105,201	98,981	476,717	223,119
Shareholder servicing and marketing	11,429	18,653	20,125	16,886	23,369
General and administrative	35,450	39,460	42,807	42,317	62,833
Total expenses	141,772	163,314	161,913	535,920	309,321
Non-operating income (loss)	148,025	(5,705)	(1,295)	(1,395)	3,181
Income (loss) from continuing operations	130,546	107,003	171,921	(229,923)	115,906
Income taxes relating to income from continuing operations	176,140	48,397	68,193	134,287	54,755
Net income (loss)	(45,594)	58,606	103,728	(364,210)	61,151
Net income attributable to non-controlling interests in Holdings	202	2,114	20,123	14,104	—
Net income (loss) attributable to non-controlling interests in the Consolidated Investment Products	1,714	(1,361)	44	—	—
Net income (loss) attributable to Artio Global Investors	$(47,510)	$57,853	$83,561	$(378,314)	$61,151
Attributable to Artio Global Investors per share information – basic and diluted:
Net income (loss)	$(0.80)	$0.99	$1.58	$(8.88)	$1.46
Cash dividends declared per basic share	$0.12	$0.24	$0.24	$5.16	$2.79
Weighted average shares used to calculate per share information – basic	59,263	58,238	52,830	42,620	42,000
Weighted average shares used to calculate per share information – diluted	59,263	58,332	53,003	42,620	42,000
Balance sheet data:
Cash and cash equivalents	$91,751	$110,252	$80,043	$60,842	$86,563
Total assets	216,600	433,769	388,447	195,954	319,476
Debt	—	37,500	57,459	60,000	—
Accrued compensation and benefits	27,637	35,530	39,256	31,478	268,925
Total liabilities	62,512	255,501	282,164	191,973	286,231
Total stockholders’ equity	$141,038	$162,830	$103,647	$6,892	$33,245
Non-controlling interests	13,050	15,438	2,636	(2,911)	—
Total equity	$154,088	$178,268	$106,283	$3,981	$33,245
Assets under management data (in millions):
Assets under management	$14,332	$30,359	$53,407	$55,993	$45,200
Net client cash flows	(18,576)	(16,697)	(6,287)	338	1,930
Market appreciation (depreciation)	2,549	(6,351)	3,701	10,455	(32,092)

Notes:

(i)
On September 29, 2009, Artio Global Investors Inc. completed an initial public offering (the “IPO”). Before the IPO, Richard Pell, our Chief Investment Officer (“Pell”) and Rudolph-Riad Younes, our Head of International Equity (“Younes” together with Pell, the “Principals”) each had a 15% profits interest in Artio Global Management LLC, which was accounted for as compensation. Immediately prior to the IPO, each Principal exchanged his profits interest for a non-voting member interest in Artio Global Holdings LLC (“New Class A Units”), which were accounted for as non-controlling interests. Concurrent with the IPO, the Principals entered into an exchange agreement which provided that they could exchange their New Class A Units for shares of Investors’ Class A common stock, which they subsequently did in 2010 and 2012. The Principals also entered into a tax receivable agreement providing them with 85% of certain future tax benefits. In 2009, we recorded compensation expense of $97.9 million representing the present value of the future tax benefits that would have been realized had the Principals exchanged all of their shares at the IPO price.

Artio Global Investors Inc. 2012 Annual Report 33

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Introduction

Artio Global Investors Inc. (“Investors” or the “Company”) and subsidiaries (collectively, “we,” “us” or “our”) comprises Investors and its subsidiaries, including Artio Global Holdings LLC (“Holdings”), an intermediate holding company that owns Artio Global Management LLC (“Investment Adviser”), a registered investment adviser under the Investment Advisers Act of 1940, as amended; Artio Global Institutional Services LLC, which is licensed as a limited-purpose broker-dealer; and certain investment vehicles we consolidate because we have a controlling financial interest in them (the “Consolidated Investment Products”). The Consolidated Investment Products have investors whose interests are reflected as Non-controlling interests in the Consolidated Investment Products in the consolidated financial statements.

Our MD&A is provided in addition to the accompanying consolidated financial statements and footnotes to assist readers in understanding our results of operations and liquidity and capital resources. The MD&A is organized as follows:

•
General Overview.  Beginning on page 34, we provide a summary of our overall business, the proposed merger, changes in our Principals’ interests, our critical accounting policies and the economic environment and our business environment.

•	Key Performance Indicators. Beginning on page 38, we discuss the operating and financial indicators that guide management’s review of our performance.

•
Assets Under Management.  Beginning on page 41, we provide a detailed discussion of our assets under management (“AuM”), which is the major driver of our operating revenues and key performance indicators.

•	Revenues and Other Operating Income. Beginning on page 47, we compare our revenue and other operating income to the two prior years.

•	Operating Expenses. Beginning on page 47, we compare our operating expenses to the two prior years.

•	Non-Operating Income (Loss). Beginning on page 49, we compare our non-operating income (loss) to the prior two years.

•	Income Taxes. Beginning on page 49, we compare our effective tax rates to the two prior years.

•
Liquidity and Capital Resources.  Beginning on page 50, we discuss our working capital as of December 31, 2012 and 2011, and cash flows for 2012, 2011 and 2010. Also included is a discussion of the financial capacity available to fund our future activities.

•	New Accounting Standards. Beginning on page 52, we discuss new accounting pronouncements that may apply to us.

•
Cautionary Note Regarding Forward-Looking Statements.  Beginning on page 52, we describe the risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements set forth in this MD&A relating to our financial results, operations, business plans and prospects. Such forward-looking statements are based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances.

General Overview

Business

We are an asset management company that provides investment management services to institutional and mutual fund clients. We manage and advise proprietary (mutual) funds; commingled institutional investment vehicles; institutional separate accounts; sub-advisory accounts; and a hedge fund. While our operations and clients are primarily U.S.-based, a substantial portion of our AuM is invested outside of the U.S. Our revenues are billed primarily in U.S. dollars and are calculated based on the U.S. dollar value of the investment assets we manage for clients. Our managed portfolios have exposures to currencies other than the U.S. dollar, which can affect our revenues. As of December 31, 2012, 36% of our AuM were exposed to currencies other than the U.S. dollar. Consequently, changes in foreign currency exchange rates will affect our revenues. Our

34 Artio Global Investors Inc. 2012 Annual Report

expenses are billed and paid primarily in U.S. dollars and are therefore not significantly impacted by foreign currency exchange rates.

For select new product initiatives, we have invested in the related investment vehicles in order to provide critical mass. We refer to these investments as “seed money investments.” Income from seed money investments is included in non-operating income. This income is, by nature, variable. As of December 31, 2012, we have invested $41 million of capital in our seed money initiatives.

Proposed Merger

On February 14, 2013, we announced that we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Aberdeen Asset Management PLC, a public limited company organized under the laws of the United Kingdom (“Aberdeen”), and Guardian Acquisition Corporation, a Delaware corporation and an indirect wholly owned subsidiary of Aberdeen (“Merger Subsidiary”) pursuant to which Aberdeen, subject to certain conditions, will acquire us for $2.75 in cash per share.

We currently expect to complete the proposed merger by the end of the second quarter or early in the third quarter of 2013, pending the approval of the merger by our shareholders. The merger is also subject to a number of additional conditions and regulatory approvals, including, but not limited to, U.S. antitrust approval and approval of certain of our mutual fund shareholders. See Item 1A. Risk Factors, Risks Related to the Proposed Merger with Aberdeen: We face risks related to our proposed merger with Aberdeen for additional detail.

Concurrently with the execution of the Merger Agreement, GAM Holding AG (formerly known as Julius Baer Holding Ltd.), a Swiss corporation (“GAM”), and each of Richard Pell, our Chief Investment Officer (“Pell”), and Rudolph-Riad Younes, our Head of International Equity (“Younes,” together with Pell, the “Principals”), entered into voting agreements with Aberdeen, providing that they will vote in favor of the merger. In aggregate, GAM and the Principals represented approximately 45% of our outstanding Class A common stock as of February 13, 2013.

The Principals also entered into an amended and restated tax receivable agreement with us and Aberdeen pursuant to which, effective at closing of the proposed merger, the Principals agreed to waive certain provisions relating to a change in control of the Company and Aberdeen agreed to modify certain provisions relating to payments that the Principals were entitled to under the original tax receivable agreement.

The proposed merger contains inherent risks, such as the possibility of disruption to our business, including increased costs, as well as diversion of management time and resources, making it more difficult to maintain business and operational relationships, including relationships with clients; inability to retain key personnel in advance of completion of proposed merger; and the risk that the proposed merger is not completed, which could lead to continued or increased client outflows, further declines in investor confidence, failure to retain key personnel, increased reduction in profitability due to costs incurred in connection with the proposed merger and increased potential for stockholder litigation. See Part I, Item 1A. Risk Factors, Risks Related to the Proposed Merger with Aberdeen: We face risks related to our proposed merger with Aberdeen for further considerations regarding the proposed merger.

Changes in the Principals’ Interests

In 2010, the Principals exchanged 14.4 million of their non-voting New Class A membership interests in Holdings (“New Class A Units”) for 14.4 million shares of Investors’ Class A common stock, reducing their membership interests in Holdings to approximately 1% each. At the time of the exchanges, we issued 4.2 million shares of Class A common stock in a synthetic offering to cover the Principals’ taxes payable on the exchanges. We did not retain any of the proceeds related to the synthetic offering.

In April 2012, the Principals exchanged their remaining interests in Holdings for shares of Investors’ Class A common stock, leaving Holdings as a wholly owned subsidiary (see Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 4. Stockholders’ Equity). The Principals’ interests were reflected in the consolidated financial statements as Non-controlling interests in Holdings.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). These principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities (including contingent liabilities), revenues, and expenses at the date of the consolidated financial

Artio Global Investors Inc. 2012 Annual Report 35

statements. Actual results could differ from those estimates and may have a material effect on the consolidated financial statements.

Investments owned by the Consolidated Investment Products, and Other Seed Money Investments

Certain of our seed money investments are required to be consolidated.

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

Compensation Plans

Certain of our employees participate in the Artio Global Investors Inc. 2009 Stock Incentive Plan (the “Incentive Plan;” see Item 8. Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements, Note 11. Share-Based Payments). Some of these awards are performance- or market-based.

For performance-based awards, the conditions correspond with the responsibilities of the recipients and are linked to either investment performance or sales targets, or for market-based awards, relate to increasing the price/earnings multiple of our Class A common stock as compared to our peer group. All of our current performance- and market-based awards have three-year cliff vesting. The fair value of the awards with performance conditions is based on the probable outcome of the performance target and is amortized over the vesting period. In some cases, performance targets may be set on an annual basis and communicated to employees after the initial grant date. In such cases, grant date (for purposes of determining fair value and commencement of amortization) is when the performance targets are approved by the Board of Directors and communicated. The assumptions used to derive the fair value of the performance-based awards are reviewed by management on a quarterly basis. Changes to the fair value of such awards are reflected in Employee compensation and benefits on the Consolidated Statement of Operations.

Income Taxes

The majority of our deferred tax asset would be recoverable over a 15-year period, dependent on our ability to generate sufficient taxable income. Amounts not used in the year generated may be available through carryback or carryforward to other taxable years. We evaluated the recoverability of the deferred tax asset, and in 2012, we recorded a valuation allowance due to our assessment that a portion of the asset is no longer ‘more likely than not’ of being realized. (See Item 8. Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements, Note 12. Income Taxes.)

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

Interest and penalties relating to tax liabilities are recognized on actual tax liabilities and exposure items. Interest is accrued according to the provisions of the relevant tax law and is reported as Interest expense under Non-operating income (loss) on the Consolidated Statement of Operations. Penalties are accrued and reported as Expenses: General and administrative on the Consolidated Statement of Operations.

36 Artio Global Investors Inc. 2012 Annual Report

Contingencies

We accrue for estimated costs, including, if applicable, legal costs, when it is probable that a loss has been incurred and the costs can be reasonably estimated. Accruals are reviewed quarterly and are adjusted to reflect the impact of current developments. Differences could exist between the actual outcome of a contingency and management’s estimate.

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

In 2012, most broad-based equity and fixed income markets posted positive returns despite continued concerns surrounding many European countries, the euro and the so-called ‘fiscal cliff’ in the U.S.

Early in the year, the U.S. Federal Reserve Bank (the “Fed”) announced its intention to continue its policy of encouraging growth for the foreseeable future. In the third quarter of 2012, the Fed announced it would begin expanding holdings of Treasury and mortgage-backed securities. In December 2012, it announced plans to keep interest rates low as long as the nation’s unemployment rate remained above 6.5%. However, it is expected to see risk markets slightly tighter (in spread) and for the ten year Treasury to trade in a range between 1.5% and 2.5% by the end of 2013. With the Fed’s new directive, it is also not unreasonable to think that there will be some market and rate volatility in 2013.

Also during 2012, euro zone governments established a permanent rescue fund, the European Stability Mechanism (the “ESM”), which was designed to lend money and allow countries to maintain a buffer to earn a top credit rating. In July 2012, the European Central Bank (the “ECB”) lowered its benchmark interest rate and the bank's president stated that the organization would do “whatever it takes” to save the euro. In December 2012, European finance ministers agreed to place more than 100 large banks in the euro area under the supervision of the ECB, while smaller banks will remain overseen by national regulators. This gives the ECB a role similar to that of the Fed and provided investors with a sign that Europe's leaders are taking steps to maintain the viability of the euro.

Business Environment

The International Equity strategies, which historically comprised the largest percentage of AuM, saw significant net client cash outflows in 2012. By contrast, our fixed income strategies only experienced modest net client cash outflows, which was offset by market appreciation, leaving our fixed income AuM consistent with the level at the beginning of the year. By asset size, as of December 31, 2012, fixed income represented our largest product group. Given this proportional shift and their lower fee rates, asset growth within our fixed income strategies would result in a slower pace of revenue growth than would result if it came from growth in our equities strategies. We believe that our fixed income strategies provide our best opportunity for asset growth in the immediate future, but believe this could be tempered by net client cash outflows in our International Equity strategies.

In 2012, we made the decision to discontinue our U.S. Equity strategies. Results for 2012 include expenses of $11.2 million associated with winding down these strategies, as well as other expenses associated with reductions we made to our cost base due to decreased AuM and associated revenues.

We have deferred tax assets, excluding the impact of the valuation allowance, totaling $174.2 million that resulted from a step-up in tax basis associated with the conversion of shares by certain shareholders. These tax benefits are shared with the converting shareholders under a tax receivable agreement (see Item 8. Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements, Note 6. Related Party Activities: Exchange Agreement and Tax Receivable Agreement). The amortization of the step-up for tax purposes occurs annually for approximately 15 years in amounts ranging from approximately $23 million to $52 million a year.

Our analysis of these benefits shows that while we are likely to utilize the amortization expense to generate tax benefits in 2013, in the years following, we may have difficulty recognizing such benefits. Any unused benefits will then be usable in our tax returns only on a carry-forward basis, for a period of 20 years. As a consequence, we recorded a valuation allowance of

Artio Global Investors Inc. 2012 Annual Report 37

$178.5 million against these deferred tax assets and certain other deferred tax assets, and reduced Due under tax receivable agreement on the Statement of Financial Position.

In 2012, we eliminated the service requirement for employee stock awards issued at our initial public offering (“IPO”). The cost of the unvested awards was accelerated and is included in 2012 results. The awards will continue to vest according to their original schedule.

Changing and refining our business strategy is only possible with sufficient liquid resources. We generated positive operating cash flows during 2012 and as of December 31, 2012, had a cash balance, excluding cash held by our seed money investments, of $90.9 million. This allowed us to prepay our outstanding term loan balance and provides us with funds for both operating purposes and investment in future growth initiatives. If our revenues continue to decline, we may not generate sufficient cash flow to cover operations in the future.

Key Performance Indicators

Our management reviews our performance on a monthly basis, focusing on the indicators described below.

	As of and for the Year Ended December 31,
(in millions, except basis points, percentages and per share amounts)	2012	2011	2010
Operating indicators
AuM	$14,332	$30,359	$53,407
Average AuM(a)	21,816	44,427	52,930
Net client cash flows	(18,576)	(16,697)	(6,287)
Market appreciation (depreciation)	2,549	(6,351)	3,701

Financial indicators
Investment management fees	123	277	334
Effective fee rate (basis points)(b)	56.4	62.4	63.1
Adjusted operating income(c)	18	131	184
Adjusted operating margin(d)	14.4%	47.5%	55.0%
Adjusted EBITDA(c)	26	142	189
Adjusted EBITDA margin(d)	20.9%	51.4%	56.4%
Adjusted compensation ratio(c)(e)	49.3%	31.5%	26.2%
Adjusted net income attributable to Artio Global Investors(c)	15	73	103
Diluted earnings per share	$(0.80)	$0.99	$1.58
Adjusted diluted earnings per share(f)	$0.25	$1.23	$1.72

(a)	Average AuM is computed on the beginning-of-first-month balance and all end-of-month balances within the year.

(b)	The effective fee rate is computed by dividing investment management fees by average AuM for the year.

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

Operating Indicators

Our revenues are driven by the amount and composition of our AuM, as well as by our fee structure. As a result, management closely monitors our AuM. We believe average AuM is more useful than quarter-end AuM in analyzing performance during a period, as most of our fees are calculated based on daily or monthly AuM, rather than quarter-end balances of AuM, although period-end AuM may be a better indicator of future revenues.

Net client cash flows represent purchases by new or existing clients, less redemptions. Our net client cash flows are driven by a number of factors, including the performance of our investment strategies relative to their respective benchmark and/or peers,

38 Artio Global Investors Inc. 2012 Annual Report

absolute levels of performance, the competitiveness of our fee rates, the success of our marketing and client service efforts, clients’ appetite for risk and the general state of equity and fixed income markets. Net client cash outflows were $18.6 billion for 2012, mostly from our International Equity strategies. In our view, this primarily reflects underperformance in our International Equity strategies during 2009 through 2012.

Financial Indicators

Management reviews certain financial ratios to monitor progress with internal forecasts and our business drivers, and compare our firm with others in the asset management industry. The effective fee rate represents the amount of investment management fees we earn divided by the average dollar value of AuM we manage. This information can be used as an indicator of the contribution of our products to revenues. Adjusted operating and Adjusted EBITDA margins are important indicators of our profitability and the efficiency of our business model. (See the “Adjusted Performance Measures” section of this MD&A for a discussion of financial indicators not prepared in conformity with GAAP. Other ratios shown in the table on page 38 allow us to review expenses in comparison with our revenues.

Investment management fees are earned from managing clients’ assets and therefore fluctuate with the total value of AuM, the composition of AuM among our investment vehicles and investment strategies, and changes in the investment management fee rates on our products. Fees from our International Equity strategies are our primary revenue source and as a percentage of Investment management fees were approximately 65% in 2012, 83% in 2011 and 87% in 2010. The decrease in revenue percentage from our International Equity strategies primarily reflects net client cash outflows in 2011 and 2012.

Our effective fee rate for 2012 was 56.4 basis points and has declined in recent years due primarily to a greater proportion of our AuM being in fixed income strategies, which typically have lower average fee rates than our equity strategies.

Our Adjusted operating and Adjusted EBITDA margins in 2012 declined significantly, as revenues declined faster than expenses. We expect our margins to continue to be under pressure in 2013, as our AuM at the end of 2012 was less than half its level at the end of 2011.

Adjusted Performance Measures

Certain of our financial indicators are adjusted versions of balances in our consolidated financial statements and are not prepared in conformity with GAAP. We believe these adjusted financial indicators are meaningful as they are more representative of our ongoing expense base than their GAAP counterparts. We exclude the amortization expense associated with equity awards granted to employees at the time of our IPO in 2009 (since it was awarded as a consequence of our IPO and not in the ordinary course of business), severance and other costs associated with the organizational changes put in place during 2011 and 2012, a valuation allowance on a deferred tax asset (since the deferred tax asset arose primarily out of a an exchange transaction rather than from our operations), expenses related to the winding down of our U.S. Equity strategies, reductions in infrastructure requirements and the indemnification of a tax obligation of one of our funds.

We also present Adjusted net income attributable to Artio Global Investors per diluted share, which assumes the full exchange of our Principals’ non-controlling interests for Class A common stock at the beginning of each period presented. (This adjustment does not conform with GAAP, for those periods in which the shares are antidilutive. In such periods, the adjustment has the effect of increasing earnings per share.) As there are no longer any non-controlling interests in Holdings, this adjustment will not be made in future periods.

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

Artio Global Investors Inc. 2012 Annual Report 39

The following table reconciles Employee compensation and benefits to Adjusted compensation, Operating income before income tax expense to Adjusted operating income, Net income to Adjusted EBITDA, and Net income attributable to Artio Global Investors to Adjusted net income attributable to Artio Global Investors.

	Year Ended December 31,
(in thousands)	2012	2011	2010
Employee compensation and benefits	$94,893	$105,201	$98,981
Less compensation adjustments:
Staff reduction costs	10,340	7,630	—
Amortization expense of IPO-related restricted stock unit grants (“RSUs”)	23,272	10,679	11,055
Total compensation adjustments	33,612	18,309	11,055
Adjusted compensation	$61,281	$86,892	$87,926

Operating income (loss) before income tax expense	$(17,479)	$112,708	$173,216
Add: total compensation adjustments	33,612	18,309	11,055
Add: indemnification charge	1,064	—	—
Add: other charges associated with a staff reduction	666	—	—
Adjusted operating income	$17,863	$131,017	$184,271

Net income (loss)	$(45,594)	$58,606	$103,728
Less: interest income	(4,682)	(3,170)	(279)
Add: interest expense	377	2,006	2,601
Add: income taxes	176,140	48,397	68,193
Add: depreciation and amortization	33,238	24,547	15,724
EBITDA	159,479	130,386	189,967
Add: other non-operating (income) loss(a)	(143,720)	6,869	(1,027)
Add: staff reduction costs, excluding amortization	8,527	4,519	—
Add: indemnification charge	1,064	—	—
Add: other charges associated with a staff reduction	666	—	—
Adjusted EBITDA	$26,016	$141,774	$188,940

Net income (loss) attributable to Artio Global Investors	$(47,510)	$57,853	$83,561
Add: total compensation adjustments	33,612	18,309	11,055
Add: non-controlling interests in Holdings	202	2,114	20,123
Add: indemnification charge	1,064	—	—
Add: other charges associated with a staff reduction	666	—	—
Add: reduction in liability under tax receivable agreement	(141,555)	—	—
Tax impact of adjustments - valuation allowance	178,483	—	—
Tax impact of adjustments - other	(9,961)	(4,904)	(11,279)
Adjusted net income attributable to Artio Global Investors	$15,001	$73,372	$103,460

Weighted average diluted shares	59,263	58,332	53,003
Adjusted weighted average diluted shares(b)	59,922	59,532	60,114

(a)	Other non-operating (income) loss primarily represents a reduction in liability under a tax receivable agreement and gains and losses on investments of the Consolidated Investment Products.

(b)
Adjusted weighted average diluted shares for years prior to the Principal’s exchanges in April 2012 assumes the Principals have fully exchanged all of their New Class A Units for Class A common stock. The additional shares are antidilutive in accordance with GAAP. Adjusted weighted average diluted shares for 2012, include the dilutive impact of the unvested RSUs which are anti-dilutive under GAAP.

40 Artio Global Investors Inc. 2012 Annual Report

Assets under Management (“AuM”)

Our AuM is the most important driver of our financial performance. Changes to our AuM, the distribution of our AuM among our investment products and investment strategies, and the effective fee rates on our products, all affect our operating results from one year to another.

The amount and composition of our AuM are influenced by a variety of factors including, among other things:

•	investment performance, including our investment decisions and fluctuations in both the financial markets and foreign currency exchange rates;

•	client cash flows into and out of our investment products;

•	the mix of AuM among our various strategies; and

•	our introduction or closure of investment strategies and products.

During 2012, we managed assets across 10 different strategies, within six asset classes, including:

•	High Grade Fixed Income;

•	High Yield;

•	Emerging Markets Local Debt:

•	International Equity:

•	Global Equity; and

•	U.S. Equity.

In 2012, we made the decision to discontinue our four U.S. Equity strategies. The AuM of these strategies was $178.3 million as of December 31, 2011, and $226.9 million as of December 31, 2010.

The following table sets forth a summary of our AuM by investment vehicle type as of December 31, 2012, 2011 and 2010:

	As of December 31,			As a % of AuM as of December 31,
(in millions, except percentages)	2012	2011	2010	2012	2011	2010
Proprietary funds(a)
A shares	$2,334	$4,214	$7,421
I shares(b)	4,868	9,152	15,592
Total	7,202	13,366	23,013	50.2%	44.0%	43.1%
Institutional commingled funds	1,793	4,912	9,236	12.5	16.2	17.3
Separate accounts	4,496	9,799	16,801	31.4	32.3	31.4
Sub-advisory accounts	841	2,282	4,357	5.9	7.5	8.2
Ending AuM	$14,332	$30,359	$53,407	100.0%	100.0%	100.0%

(a)
Proprietary funds include both SEC-registered funds and private offshore funds. SEC-registered mutual funds within our proprietary funds are: Artio International Equity Fund; Artio International Equity Fund II; Artio Total Return Bond Fund; Artio Global High Income Fund; Artio Select Opportunities Fund Inc.; Artio Emerging Markets Local Debt Fund and four U.S. Equity funds which were liquidated in 2012.

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

Artio Global Investors Inc. 2012 Annual Report 41

The following table sets forth the changes in AuM by investment vehicle type.

	For the Year Ended December 31,			YE 12/11 % Change	YE 11/10 % Change
(in millions, except percentages)	2012	2011	2010
Proprietary Funds:
Beginning AuM	$13,366	$23,013	$24,482	(42)%	(6)%
Gross client cash inflows(a)	3,074	5,320	5,989	(42)	(11)
Gross client cash outflows	(10,311)	(11,833)	(8,919)	13	(33)
Net client cash flows	(7,237)	(6,513)	(2,930)	(11)	(122)
Transfers between investment vehicles	52	(38)	—	*	*
Total client cash flows	(7,185)	(6,551)	(2,930)	(10)	(124)
Market appreciation (depreciation)	1,021	(3,096)	1,461	133	*
Ending AuM	$7,202	$13,366	$23,013	(46)	(42)
Institutional Commingled Funds:
Beginning AuM	$4,912	$9,236	$9,198	(47)	—
Gross client cash inflows(a)	167	420	802	(60)	(48)
Gross client cash outflows	(3,912)	(3,666)	(1,451)	(7)	(153)
Net client cash flows	(3,745)	(3,246)	(649)	(15)	*
Transfers between investment vehicles	118	237	22	(50)	*
Total client cash flows	(3,627)	(3,009)	(627)	(21)	*
Market appreciation (depreciation)	508	(1,315)	665	139	*
Ending AuM	$1,793	$4,912	$9,236	(63)	(47)
Separate Accounts:
Beginning AuM	$9,799	$16,801	$17,854	(42)	(6)
Gross client cash inflows(a)	227	398	1,521	(43)	(74)
Gross client cash outflows	(6,193)	(5,589)	(3,912)	(11)	(43)
Net client cash flows	(5,966)	(5,191)	(2,391)	(15)	(117)
Transfers between investment vehicles	(170)	(199)	(22)	15	*
Total client cash flows	(6,136)	(5,390)	(2,413)	(14)	(123)
Market appreciation (depreciation)	833	(1,612)	1,360	152	*
Ending AuM	$4,496	$9,799	$16,801	(54)	(42)
Sub-advisory Accounts:
Beginning AuM	$2,282	$4,357	$4,459	(48)	(2)
Gross client cash inflows(a)	90	390	904	(77)	(57)
Gross client cash outflows	(1,718)	(2,137)	(1,221)	20	(75)
Net client cash flows	(1,628)	(1,747)	(317)	7	*
Transfers between investment vehicles	—	—	—	—	—
Total client cash flows	(1,628)	(1,747)	(317)	7	*
Market appreciation (depreciation)	187	(328)	215	157	*
Ending AuM	$841	$2,282	$4,357	(63)	(48)
Total AuM:
Beginning AuM	$30,359	$53,407	$55,993	(43)	(5)
Gross client cash inflows(a)	3,558	6,528	9,216	(45)	(29)
Gross client cash outflows	(22,134)	(23,225)	(15,503)	5	(50)
Net client cash flows	(18,576)	(16,697)	(6,287)	(11)	(166)
Transfers between investment vehicles	—	—	—	—	—
Total client cash flows	(18,576)	(16,697)	(6,287)	(11)	(166)
Market appreciation (depreciation)	2,549	(6,351)	3,701	140	*
Ending AuM	$14,332	$30,359	$53,407	(53)	(43)

* Calculation not meaningful.

(a)	Gross client cash inflows exclude dividend reinvestment.

42 Artio Global Investors Inc. 2012 Annual Report

The gross performance of our Artio Total Return Bond Strategy outperformed the 4.2% return of the Barclays Capital US Aggregate Bond Index by 2.7% for 2012. Over the course of the year, returns benefited from several factors including asset allocation, particularly spread sectors (such as commercial mortgage-backed securities and corporates), which outperformed in what was a slow growth environment. In addition, an underweight stance to agency mortgage-backed securities and overall security selection were positive contributors. These more than offset the drag caused by an overweight to asset-backed securities and exposure to select foreign government bonds, specifically Canadian and Australian.

With European high yield markets outperforming their U.S. counterpart, the Artio High Yield Strategy's decision to underweight Europe was a major cause of its gross performance trailing the BofA Merrill Lynch Global High Yield Constrained Index of 19.3% by 3.0%. Other detractors included exposure to leveraged loans and an underweight stance in the emerging market corporate category. Combined, these more then offset the positive impact that came from U.S. ratings allocations (overweight B and CCC credits and underweight BB credits), overall issue selection and overweight exposure to emerging market sovereign debt. We believe that the Lipper rankings are more relevant from a marketing and performance perspective. The Global High Income Fund ranked in the 2nd quartile of its Lipper universe over the one-year period, and the 4th quartile over the three- year period, the 1st quartile over the five-year period ending December 31, 2012 and in the top decile since inception, as of December 31, 2012.

The International Equity strategies’ performance improved during 2012 but fell short of benchmark. The MSCI All Country World ex-USA Index (the “IE Index”) increased 16.8% for 2012 and the gross performance of our International Equity I strategy trailed the IE Index by 1.1% and our International Equity II strategy trailed the IE Index by 0.2%. For 2012, on a geographic basis, exposure to emerging markets accounted for the largest negative impact. Positioning in developed markets proved beneficial with strong stock selection in healthcare and an overweight to consumer discretionary stocks offset the drag that came from materials sector holdings. Exposure to Japan, both an underweight and stock selection, was also a contributor. During 2011, the gross performance of our International Equity I strategy trailed the IE Index by 7.5% and our International Equity II strategy trailed the IE Index by 6.6%. During 2010, the gross performance of our International Equity I strategy trailed the IE Index by 2.3% and our International Equity II strategy trailed the IE Index by 3.0%.

Net client cash flows across all investment vehicles decreased $1.9 billion during 2012 compared to 2011, mainly as a result of:

•	a $0.9 billion increase in our International Equity II strategy’s net client cash outflows;

•	a $0.5 billion increase in our Global Equity strategy’s net client cash outflows;

•	a $0.3 billion increase in our High Yield strategy’s net client cash outflows, due primarily to redemptions from mutual fund clients who may have shorter time horizons than institutional clients:

•
a $0.1 billion increase in our High Grade Fixed Income strategies’ net client cash outflows, due primarily to redemptions from institutional clients and a decrease in net inflows from mutual fund clients, partially offset by a reduction in net client cash outflows from out low margin short-term U.S. dollar fixed income products; and

•	a $0.1 billion increase in our U.S. Equity strategy’s net client cash outflows.

partially offset by:

•	a $0.1 billion decrease in our International Equity I strategy’s net client cash outflows.

Net client cash flows across all investment vehicles decreased $10.4 billion during 2011 compared to 2010, mainly as a result of:

•	a $5.8 billion increase in our International Equity II strategy’s net client cash outflows;

•	a $3.0 billion increase in our International Equity I strategy’s net client cash outflows;

•	a $1.5 billion decrease in our High Yield strategy’s net client cash flows, as 2011 had net client cash outflows compared to net client cash inflows in 2010;

•	a $0.5 billion decrease in our Global Equity strategy’s net client cash flows, as 2011 had net client cash outflows compared to net client cash inflows in 2010; and

•	a $0.1 billion decrease in our U.S. Equity strategy’s net client cash flows, as 2011 had net client cash outflows compared to net client cash inflows in 2010,

partially offset by:

•	a $0.6 billion decrease in our High Grade Fixed Income strategy’s net client cash outflows.

Artio Global Investors Inc. 2012 Annual Report 43

Proprietary Funds

Net client cash flows related to proprietary funds decreased $0.7 billion during 2012 compared to 2011, mainly as a result of:

•	a $0.5 billion decrease in our Global High Income Fund’s net client cash flows, as 2012 had net client cash outflows compared to net client cash inflows in 2011;

•	a $0.3 billion decrease in our Total Return Bond Fund’s net client cash inflows;

•	a $0.1 billion increase in our International Equity I Fund’s net client cash outflows;

•	a $0.1 billion increase in our U.S. Equity Fund’s net client cash outflows,

partially offset by:

•	a $0.3 billion decrease in our International Equity II Fund’s net client cash outflows.

Net client cash flows related to proprietary funds decreased $3.6 billion during 2011 compared to 2010, mainly as a result of:

•	a $2.0 billion increase in our International Equity II Fund’s net client cash outflows;

•	a $1.3 billion increase in our International Equity I Fund’s net client cash outflows; and

•	a $0.8 billion decrease in our Global High Income Fund’s net client cash inflows,

partially offset by:

•	a $0.6 billion increase in our Global Fixed Income Fund’s net client cash flows, as 2011 had net client cash inflows compared to net client cash outflows in 2010.

Institutional Commingled Funds

Net client cash flows related to institutional commingled funds decreased $0.5 billion during 2012 compared to 2011, mainly as a result of:

•	a $0.4 billion increase in our International Equity II strategy’s net client cash outflows;

•	a $0.3 billion decrease in our Global Equity strategy’s net client cash flows, as 2012 had net client cash outflows compared to net client cash inflows in 2011,

partially offset by:

•	a $0.2 billion decrease in our International Equity I strategy’s net client cash outflows.

Net client cash flows related to institutional commingled funds decreased $2.6 billion during the 2011 compared to 2010, mainly as a result of:

•	a $1.8 billion increase in our International Equity II strategy’s net client cash outflows;

•	a $0.7 billion increase in our International Equity I strategy’s net client cash outflows, and

•	a $0.1 billion decrease in our Global Equity strategy’s net client cash inflows.

Separate Accounts

Net client cash flows related to separate accounts decreased $0.8 billion during 2012 compared to 2011, mainly as a result of:

•	a $0.2 billion increase in our International Equity II strategy’s net client cash outflows;

•	a $0.2 billion decrease in our High Grade Fixed Income strategy’s net client cash flows, as 2012 had net client cash outflows compared to net client cash inflows in 2011;

•	a $0.2 billion increase in our Global Equity strategy’s net client cash outflows; and

•	a $0.1 billion increase in our High Yield strategy’s net client cash outflows.

Net client cash flows related to separate accounts decreased $2.8 billion during 2011 compared to 2010, mainly as a result of:

•	a $1.4 billion increase in our International Equity II strategy’s net client cash outflows;

•	a $1.1 billion increase in our International Equity I strategy’s net client cash outflows;

44 Artio Global Investors Inc. 2012 Annual Report

•	a $0.4 billion decrease in our Global Equity strategy’s net client cash flows, as 2011 had net client cash outflows compared to net client cash inflows in 2010; and

•	a $0.2 billion decrease in our High Yield strategy’s net client cash flows, as 2011 had net client cash outflows compared to net client cash inflows in 2010,

partially offset by:

•	a $0.3 billion increase in our High Grade Fixed Income strategy’s net client cash flows, as 2011 had net client cash inflows compared to net client cash outflows in 2010.

Sub-Advisory Accounts

Net client cash flows related to sub-advised accounts increased $0.1 billion during 2012 compared to 2011, mainly as a result of:

•	a $0.4 billion decrease in our low margin short-term U.S. dollar fixed income product’s net client cash outflows; and

•	a $0.3 billion decrease in our High Yield strategy’s net client cash outflows,

partially offset by:

•	a $0.5 billion increase in our International Equity II strategy’s net client cash outflows.

Net client cash flows related to sub-advised accounts decreased $1.4 billion during 2011 compared to 2010, as a result of:

•	a $0.6 billion increase in our International Equity II strategy’s net client cash outflows;

•	a $0.5 billion decrease in our High Yield strategy’s net client cash flows, as 2011 had net client cash outflows compared to net client cash inflows in 2010; and

•	a $0.2 billion increase in our low margin short-term U.S. dollar fixed income products’ net client cash outflows.

Fair Value of AuM

The valuation policies of the proprietary funds are approved by their boards of directors. Valuation of institutional commingled funds is similar to that of the proprietary funds. Responsibility for the valuation of separate accounts rests with the custodians of our clients’ accounts. Fair value polices for sub-advised accounts are determined by the primary adviser.

Fair value measurements are determined using a valuation hierarchy based on the transparency of the inputs to the valuation techniques used to measure fair value. Classification within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The valuation hierarchy contains three levels: (i) valuation inputs comprising unadjusted quoted market prices for identical assets or liabilities in active markets (“Level 1”); (ii) valuation inputs comprising quoted prices for identical assets or liabilities in markets that are not active, quoted market prices for similar assets and liabilities in active markets, and other observable inputs directly or indirectly related to the asset or liability being measured (“Level 2”); and (iii) valuation inputs that are unobservable and are significant to the fair value measurement (“Level 3”). Unobservable inputs are inputs that reflect our own assumptions about the assumptions participants would use in pricing the asset or liability, developed based on the best information available in the circumstances. Classification is also determined as Level 3 if fair value is obtained from third party pricing services with a single non-binding broker quote as the underlying valuation source.

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

Artio Global Investors Inc. 2012 Annual Report 45

When market quotations or exchange rates are not readily available, or if the primary adviser believes that such market quotations do not accurately reflect fair value, fair values are determined in good faith in accordance with the valuation policies. For options, swaps and warrants, a fair value price may be determined using an industry accepted modeling tool using inputs, which may include yield data, risk free rate, volatility, contract terms, and others, as applicable. In addition, we may, through our pricing committee, determine the fair value price based upon multiple factors as set forth in the valuation policies. These inputs may include prices of similar securities, yield data, the financial condition of the issuer, and other factors, as applicable. We use both market and income approaches.

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

When “fair value” techniques are used, Level 1 securities are revalued and considered Level 2 securities after such revaluations. Fair value techniques were employed as of December 31, 2012, but not as of December 31, 2011 and 2010. As a result, a much higher percentage of the overall portfolio was considered to be Level 2 as of December 31, 2012.

The table below shows the composition of the investments in securities of the proprietary funds and institutional commingled funds by Levels 1, 2, and 3 as of December 31, 2012, 2011 and 2010.

(in millions)	Total(a)	Level 1 Quoted Prices	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs
December 31, 2012:
Proprietary funds	$7,185	$456	$6,470	$259
Institutional commingled funds	1,792	336	1,435	21
December 31, 2011:
Proprietary funds	13,289	8,109	4,878	302
Institutional commingled funds	4,912	4,324	572	16
December 31, 2010:
Proprietary funds	22,527	16,780	5,488	259
Institutional commingled funds	9,082	8,517	556	9

(a)	Total differs from aggregate AuM due to uninvested cash, among other factors.

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

(in millions)	Total(a)	Level 1 Quoted Prices	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs
December 31, 2012	$5,402	$1,281	$4,061	$60
December 31, 2011	12,203	7,808	4,364	31
December 31, 2010	20,876	15,588	5,249	39

(a)	Total differs from aggregate AuM due to uninvested cash, among other factors.

46 Artio Global Investors Inc. 2012 Annual Report

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

The impact of net client cash flows to AuM during a period are not fully reflected in Revenues until the subsequent period.

The following table sets forth average AuM, the effective fee rate and Total revenues and other operating income for 2012, 2011 and 2010.

(in thousands, except for Average AuM, effective fee rate and percentages)	Year Ended December 31,			YE 12/11 % Change		YE 11/10 % Change
	2012	2011	2010
Average AuM (in millions)	$21,816	$44,427	$52,930	(51)%		(16)%
Effective fee rate (basis points)	56.4	62.4	63.1	(6.0)	bp	(0.7)	bp

Investment management fees	$123,066	$277,150	$334,037	(56)%		(17)%
Net gains (losses) on securities held for deferred compensation	1,302	(1,059)	1,077	*		(198)
Foreign currency gains (losses)	(75)	(69)	15	9		*
Total revenues and other operating income	$124,293	$276,022	$335,129	(55)		(18)

* Calculation not meaningful.

Total revenues and other operating income decreased by $151.7 million for 2012 compared to 2011, due primarily a 51% decline in average AuM and a lower effective fee rate.

Total revenues and other operating income decreased by $59.1 million for 2011 compared to 2010, due primarily to a 16% decline in average AuM and net losses in 2011 compared to net gains in 2010 on funds held for deferred compensation.

AuM at the end of 2012 is approximately one-third lower than average AuM for 2012, which can be expected to negatively effect revenues for 2013 compared to 2012.

Operating Expenses

	Year Ended December 31,			YE 12/11 % Change	YE 11/10 % Change
(in thousands, except percentages)	2012	2011	2010
Employee compensation and benefits	$94,893	$105,201	$98,981	(10)%	6%
Shareholder servicing and marketing	11,429	18,653	20,125	(39)	(7)
General and administrative	35,450	39,460	42,807	(10)	(8)
Total operating expenses	$141,772	$163,314	$161,913	(13)	1

Operating expenses decreased by $21.5 million for 2012 compared to 2011, mainly due to lower incentive compensation and salaries in 2012 than in 2011, as well as lower shareholder servicing costs, which are related to the daily average market value of proprietary fund AuM, partially offset by the acceleration of amortization of unvested share-based compensation awards issued at the time of our IPO of $17.2 million recorded in the third quarter of 2012 and $11.2 million of expenses associated with reductions to our cost base.

Operating expenses increased by $1.4 million for 2011 compared to 2010, mainly due to the $7.6 million cost associated with a staff reduction in 2011 and $4.1 million in accruals related to our long-term incentive program (the “LTIP”), partially offset by lower general and administrative costs, as well as lower shareholder servicing costs, which are related to the daily average market value of proprietary fund AuM and lower marketing expenses.

On behalf of our mutual fund and investment advisory clients, we make decisions to buy and sell securities for each portfolio and select broker dealers to execute trades and negotiate brokerage commission rates. In certain situations, we receive research credits from broker dealers that would have had the effect of reducing our operating expenses by $1.2 million in 2012, $1.6

Artio Global Investors Inc. 2012 Annual Report 47

million in 2011 and $1.3 million in 2010. Our operating expenses could increase if the research credits were reduced or eliminated.

Employee Compensation and Benefits

In 2012 and 2011, we implemented organizational changes, including staff reductions, which reduced our headcount by approximately 27% in 2012 and 11% in 2011.

Employee compensation and benefits decreased $10.3 million for 2012 compared to 2011, due primarily to lower incentive compensation and salaries in 2012 than in 2011 due to a lower headcount, partially offset by the acceleration of amortization of unvested share-based compensation awards issued at the time of our IPO of $17.2 million recorded in the third quarter of 2012 and higher severance charges.

Employee compensation and benefits increased $6.2 million for 2011 compared to 2010, due primarily to the $7.6 million cost related to a staff reduction in 2011, $4.1 million in accruals related to the LTIP, increased amortization expense related to deferred incentive compensation awards and share-based compensation, partially offset by a decrease in current year incentive compensation awards.

Shareholder Servicing and Marketing

Shareholder servicing and marketing expenses decreased $7.2 million for 2012 compared to 2011, due primarily to a decline in platform charges associated with lower average AuM, lower custody fees and lower marketing expenses. Shareholder servicing expenses are driven by the average daily market value of proprietary fund AuM.

Shareholder servicing and marketing expenses decreased $1.5 million for 2011 compared to 2010, due primarily to lower marketing expenses and a decline in custody costs and platform charges associated with lower average mutual fund assets.

General and Administrative

General and administrative expenses decreased $4.0 million for 2012 compared to 2011, due primarily lower expenses across most categories. Due to a lower revenue base in 2012, we implemented cost savings initiatives.

General and administrative expenses in 2011 decreased $3.3 million compared to 2010, due primarily to higher costs in 2010 associated with client trading errors and professional fees related to our secondary stock offering in 2010, as well as lower third-party record-keeping costs in 2011.

48 Artio Global Investors Inc. 2012 Annual Report

Non-operating Income (Loss)

Non-operating income (loss) primarily results from income related to seed money investments (including the results from the Consolidated Investment Products), interest expense incurred on borrowings under our term credit facility and the reduction in liability under a tax receivable agreement. The following table sets forth Non-operating income (loss):

	Year Ended December 31,			YE 12/11 % Change	YE 11/10 % Change
(in thousands, except percentages)	2012	2011	2010
The Consolidated Investment Products and other seed money investments:
Interest income	$4,276	$3,170	$279	35%	*%
Net gains (losses)	2,910	(6,386)	1,013	(146)	*
Expenses	(839)	(396)	(18)	112	*
Total(a)	6,347	(3,612)	1,274	*	*
Interest income (expense), net	29	(2,006)	(2,601)	(101)	(23)
Reduction in liability under tax receivable agreement	141,555	—	—	—	—
Other income (expense)	94	(87)	32	*	*
Total non-operating income (loss)	$148,025	$(5,705)	$(1,295)	*	*

* Calculation is not meaningful.

(a)
Includes aggregate non-operating income of $1.7 million in 2012, non-operating loss of $1.4 million in 2011 and non-operating income of $44 thousand in 2010 related to non-controlling interests in the Consolidated Investment Products.

We recorded non-operating income for 2012 compared to a non-operating loss for 2011, due primarily to a reduction of $141.6 million in Due under tax receivable agreement on the Statement of Financial Position (see Item 8. Financial Statements and Supplementary Data, Note 12. Income Taxes), higher income from the Consolidated Investment Products and other seed money investments and lower interest expense resulting from principal prepayment of our debt and the reversal of a reserve associated with an unrecognized tax benefit.

Non-operating losses increased for 2011 compared to 2010, due primarily to losses in 2011 attributable to the Consolidated Investment Products and other seed money investments, which began in the third quarter of 2010, partially offset by lower interest expense, resulting from the partial pay-down of our debt.

Income Taxes

Investors is organized as a Delaware corporation, and therefore is subject to U.S. Federal, state and local income taxes. As a member of Holdings, Investors incurs U.S. Federal, state and local income taxes on its allocable share of income of Holdings, including Holdings’ subsidiaries.

Our effective tax rates were 135% for 2012, 45% for 2011 and 40% for 2010. In 2012, a valuation allowance against our deferred tax asset increased our effective tax rate by 137% and a write-off of the deferred tax asset associated with the vesting of RSUs at a price lower than their grant-date price increased our effective tax rate by 4% (see the “Deferred Taxes” section of this MD&A). In addition, we reduced Due under tax receivable agreement on the Consolidated Statement of Financial Position, which decreased our effective tax rate by 43% for 2012. The vesting of RSUs at a price lower than their grant-date price, increased our effective tax rate by 3% in 2011 and 1% in 2010.

Artio Global Investors Inc. 2012 Annual Report 49

Liquidity and Capital Resources

Working Capital

Below is a table showing our working capital, excluding the Consolidated Investment Products.

	As of December 31,
(in thousands, except percentages)	2012	2011	% Change
Cash	90,854	$108,518	(16)%
Investments, fair value – Artio Global funds held for deferred compensation	10,149	10,211	(1)
Fees receivable and accrued fees, net of allowance for doubtful accounts	12,158	32,219	(62)
Income tax receivable	9,896	12,756	(22)
	123,057	163,704	(25)
Less:
Term loan due within one year	—	(37,500)	(100)
Accrued compensation and benefits	(27,637)	(35,530)	(22)
Accounts payable and accrued expenses	(5,167)	(5,958)	(13)
Accrued income taxes payable	(2,232)	(4,114)	(46)
Working capital	88,021	80,602	9

In 2012, we repaid $37.5 million in borrowings under our term credit facility and paid $7.2 million to our Principals under the tax receivable agreement, $7.1 million in dividends, and 2011 cash bonuses, which were accrued in 2011. 2012 incentive compensation payments will be paid primarily in the first quarter of 2013.

Our liquidity is a function of both our working capital, reflected above, and our ability to generate positive operating cash flows. Our operating cash flows have come under pressure from declining AuM and revenues. During 2012, we had operating cash flows of $23.6 million compared to $60.9 million in 2011, driven primarily by declining income.

We continue to believe that the combination of our working capital and operating cash flows is sufficient to meet our current obligations. For 2012, approximately 32% of our compensation costs relate to stock-based compensation, which does not require any cash outlay. A significant portion of our shareholder servicing expenses vary with our revenues.

In December 2010, our Board of Directors authorized a share repurchase program of up to 3.0 million shares of our common stock, which expires on December 31, 2013. As of December 31, 2012, we may purchase up to an aggregate of 2,226,061 shares of our Class A common stock through December 31, 2013.

Debt

On March 29, 2012, Holdings prepaid the outstanding balance of $37.5 million borrowed under a $60.0 million term credit facility, and terminated both the term credit facility and a $100.0 million revolving credit facility. Both the term credit facility and the revolving credit facility would have matured in October 2012.

Our average outstanding borrowings under the term credit facility were $9.1 million in 2012. We did not borrow under the revolving credit facility.

Certain Consolidated Investment Products employ leverage to finance their investments. The leverage primarily takes the form of a total return swap on selected assets. Interest under the total return swap includes an implicit interest rate based on LIBOR plus a range of 115 to 125 basis points with a maximum portfolio book value of $100.0 million, and minimum portfolio book values ranging from $35.0 million to $75.0 million, based on the number of days since the inception of the total return swap. As of December 31, 2012, interest was computed on the greater of the actual reference portfolio book value of $43.8 million or the then applicable minimum portfolio book value of $75.0 million under the total return swap agreement. The designated maturity of the total return swap is monthly and has a scheduled ramp-down after 18 months, which occurs in July 2013. The borrowing arrangement is currently collateralized by investments held at the lending bank. The counterparty to the swap is not obligated to offset portfolio risk by retaining or purchasing the underlying loans. Accordingly, our pricing procedures consider the effect of counterparty risk when assigning fair values to our investments.

50 Artio Global Investors Inc. 2012 Annual Report

Cash Flows

The following table sets forth our cash flows for 2012, 2011 and 2010.

	Year Ended December 31,			YE 12/11 % Change	YE 11/10 % Change
(in thousands, except percentages)	2012	2011	2010
Cash flow data:
Net cash provided by operating activities	$23,554	$60,861	$104,671	(61)%	(42)%
Net cash provided by (used in) investing activities	1,034	(3,855)	(2,477)	127	(56)
Net cash used in financing activities	(43,014)	(26,728)	(83,008)	(61)	68
Effect of exchange rate changes on cash	(75)	(69)	15	(9)	*
Net increase (decrease) in cash	$(18,501)	$30,209	$19,201	(161)	57

* Calculation is not meaningful.

Net cash provided by operating activities decreased $37.3 million in 2012 compared to 2011, primarily reflecting a decrease in our AuM, which is the primary driver of income, partially offset by a decrease in seed money investments.

Net cash provided by operating activities decreased $43.8 million in 2011 compared to 2010, primarily reflecting a decrease in our AuM, which is the primary driver of income.

Net cash provided by investing activities was $1.0 million in 2012 compared to Net cash used in investing activities of $3.9 million in 2011, primarily reflecting a decrease in investments held for deferred compensation.

Net cash used in investing activities increased $1.4 million in 2011 compared to 2010, primarily reflecting an increase in investments held for deferred compensation.

Net cash used in financing activities increased $16.3 million in 2012 compared to 2011, primarily reflecting a $37.5 million repayment of the borrowings under the term credit facility in 2012 compared to $18.0 million paid in 2011, lower contributions received from non-controlling interests in the Consolidated Investment Products, partially offset by borrowings under the total return swap by the Consolidated Investment Products, a decrease in dividends paid and the repurchase and retirement of Class A common stock in 2011.

Net cash used in financing activities decreased $56.3 million for 2011 compared to 2010, primarily reflecting a $40.1 million payment to GAM in 2010, capital contributions to the Consolidated Investment Products, lower distributions paid to non-controlling interests and lower share repurchases, partially offset by an $18.0 million repayment of the borrowing under the term credit facility in 2011 and proceeds from the secondary offering in 2010.

Deferred Taxes

The majority of our deferred tax asset (“DTA”) of $194.6 million as of December 31, 2012, is a result of the step-up in tax basis relating to the exchanges by the Principals in 2009, 2010 and 2012 of New Class A Units for Investors’ Class A common stock. The amortization of the step-up for tax purposes occurs annually for approximately 15 years, in amounts ranging from approximately $23 million to $52 million a year.

Recovery of the DTA depends on our ability to generate sufficient taxable income. Amounts not used in the year generated may be available through carryback or carryforward to other taxable years. In connection with an evaluation in 2012 of the recoverability of the DTA, we recorded a valuation allowance of $178.5 million due to our assessment that a portion of the DTA is no longer ‘more likely than not’ of being realized. We also reduced Due under tax receivable agreement on the Consolidated Statement of Financial Position by $141.6 million, which is recorded in non-operating income on the Consolidated Statement of Operations in 2012.

Our net DTA includes $4.6 million related to amortization of RSU awards granted at prices between $26.25 and $4.42 per share that vest after December 31, 2012. Deferred tax benefits on amortization of RSU awards are recorded based on the grant-date fair value of the awards. The actual tax benefit upon vesting is based on our stock price on the date the awards vest. If the stock

Artio Global Investors Inc. 2012 Annual Report 51

price on vesting date is less than the grant-date fair value, the excess deferred tax benefit on the awards will be charged to Income taxes in the Consolidated Statement of Operations.

As of December 31, 2012, the grant-date fair values of all unvested RSU and restricted stock award grants were in excess of our stock price on that date, in some cases, significantly so. If the awards vest at prices below their grant-date fair values, the related deferred tax benefits will be partially unrecoverable, and the amounts could be material. If the closing prices of our stock on the dates the awards vest in 2013 were to be the same as the closing price of our stock on December 31, 2012, of $1.90, we would be able to recognize only $0.7 million of our net DTA related to amortization of RSU awards of $4.6 million, resulting in a net charge to Income taxes on the Consolidated Statement of Operations of approximately $3.9 million.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2012.

	Payments Due By Pay Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$4,274	$2,849	$1,425	$—	$—
Recordkeeping service provider	4,515	2,580	1,935	—	—
Other	6,837	6,379	458	—	—
Total	$15,626	$11,808	$3,818	$—	$—

Off-Balance Sheet Arrangements

The Consolidated Investment Products held credit default swaps, a total return swap, interest rate swaps, foreign exchange contracts and options as of December 31, 2012. As of December 31, 2012, the aggregate notional/nominal amount of off-balance sheet arrangements outstanding was $100.4 million. (See Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 8. Derivative Contracts for additional information.)

New Accounting Standards

In January 2013, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) to ASC 210, Balance Sheet, effective for fiscal years beginning on or after January 1, 2013, which clarify disclosure requirements for offsetting assets and liabilities. We do not expect the ASU to have a significant impact on the financial statements.

In May 2011, the FASB issued an ASU to ASC 820, Fair Value Measurement, effective in 2012, which clarifies the FASB’s intent about the application of existing fair value measurement and disclosure requirements. We have included the expanded disclosure requirements, when applicable, in Item 8. Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements, Note 7. Investments, at Fair Value and Investments Sold, Not Yet Purchased by the Consolidated Investment Products, at Fair Value.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this 2012 Annual Report on Form 10-K (“From 10-K”) that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions, may include projections of our future financial performance and the proposed merger, our anticipated growth strategies, descriptions of new business initiatives, investor behavior, our free cash flow and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. We are under no duty to update any of these

52 Artio Global Investors Inc. 2012 Annual Report

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Revenues and Other Operating Income

Our revenues are exposed to market risk through the value of funds and accounts we manage. Substantially all of our revenue is derived from investment advisory agreements with these funds and accounts. Under these agreements, the fees we receive are based on the fair value of the assets under management (“AuM”) and our fee rates. Accordingly, our revenue and income may decline as a result of:

•	the value of AuM decreasing, as a result of a decline in performance;

•	our clients withdrawing funds; or

•	a shift in product mix to lower margin products.

Our AuM was $14.3 billion as of December 31, 2012. Assuming a 10% increase or decrease in the value of the AuM and the change being proportionally distributed over all our products, the fair value would increase or decrease by $1.4 billion, which would cause an annualized increase or decrease in Total revenues and other operating income of approximately $7.3 million at our current effective fee rate.

As of December 31, 2012, $1.7 billion of our AuM, representing approximately 12% of our total AuM, were invested in financial instruments domiciled in the euro zone.

We have not adopted a corporate-level risk management policy regarding the hedging of client assets, nor have we historically attempted to hedge revenue risks that would arise from fluctuations in the fair value of these assets.

Investments

We are subject to market risk from a decline in the price of investments that we own to fund future deferred compensation liabilities, as well as from changes in the price of investments held by our seed money investments. As of December 31, 2012, the securities we own to fund future deferred compensation liabilities consisted of Artio Global Funds. Management regularly monitors the value of these investments; however, we have not adopted a specific risk management policy to manage the associated market risk. Gains or losses on investments that we own to manage future deferred compensation liabilities tend to mirror the related adjustments to compensation expense over the entire service period of the deferred compensation, but will not necessarily do so in any single fiscal period. Assuming a 10% increase or decrease in the values of these investments, the fair value would increase or decrease by $1.0 million as of December 31, 2012.

As of December 31, 2012, the securities owned by the Consolidated Investment Products and other seed money investments, net of investments sold, not yet purchased, consisted primarily of equity securities, corporate bonds and term loans. The fair value of these investments was $50.7 million as of December 31, 2012. Assuming a 10% increase or decrease in the values of these investments, the fair value would increase or decrease by $5.1 million as of December 31, 2012, of which a pro rata portion would be allocable to non-controlling interests.

As of December 31, 2012, none of our seed money investments were invested in financial instruments domiciled in the euro zone.

Artio Global Investors Inc. 2012 Annual Report 53

Exchange Rate Risk

A significant portion of the funds and accounts that we advise, or sub-advise, hold investments that are exposed to currencies other than the U.S. dollar. These client portfolios may hold currency forwards or other derivative instruments. The fair value of these investments and instruments are affected by movements in the rate of exchange between the U.S. dollar and the underlying foreign currency. Such movements in exchange rates affect the fair value of assets held in accounts we manage, thereby affecting the amount of revenue we earn. The fair value of the assets we manage was $14.3 billion as of December 31, 2012. In general, the U.S. dollar fair value of AuM will decrease with an increase in the value of the U.S. dollar, or increase with a decrease in the value of the U.S. dollar, however, this is not invariant. Further, although our Revenues, which are billed in U.S. dollars, will generally change as our AuM changes, the relationship may not be exact. Our exposure to foreign currencies may change significantly on a daily basis, therefore, our average daily foreign currency exposure may be significantly different than at period end. A 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of the AuM by $0.5 billion, which would cause an annualized increase or decrease in Total revenues and other operating income of $3.0 million. As of December 31, 2012, approximately 36% of our AuM had exposure to currencies other than the U.S. dollar.

The composition of the currency exposure within our AuM approximates:

As of December 31, 2012
Euro	14%
British pound	5
Swiss franc	5
Japanese yen	3
Canadian dollar	2
Other (representing approximately 35 currencies)	7
36%

54% of the investments owned by the Consolidated Investment Products held as of December 31, 2012, were denominated in U.S. dollars. The investments held pursuant to the deferred compensation plan include Artio Global Funds, whose underlying assets are primarily non-dollar denominated. The effect of a 10% change in exchange rates on such securities would not have a material effect on the financial statements.

The composition of the non-U.S. dollar currency exposure from the Consolidated Investment Products approximates:

As of December 31, 2012
Russian rouble	6%
South African rand	5
Mexican peso	5
Brazilian real	5
Malaysian ringgit	4
Polish zloty	4
Other (representing approximately 10 currencies)	17
46%

Interest Rate Risk

The Consolidated Investment Products and certain of the accounts we advise or sub-advise own fixed income securities. Assuming a 100 basis point increase or decrease in interest rates, we estimate that the value of the fixed income securities we manage or sub-advise would change by approximately $174.0 million.

54 Artio Global Investors Inc. 2012 Annual Report

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Artio Global Investors Inc.:
We have audited the accompanying consolidated statements of financial position of Artio Global Investors Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Artio Global Investors Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Artio Global Investors Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/    KPMG LLP
New York, New York
March 4, 2013

Artio Global Investors Inc. 2012 Annual Report 55

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Artio Global Investors Inc.:

We have audited Artio Global Investors Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Artio Global Investors Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Artio Global Investors Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 4, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

New York, New York
March 4, 2013

56 Artio Global Investors Inc. 2012 Annual Report

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

Under the supervision and with the participation of the Principal Executive Officer and Principal Financial and Accounting Officer, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The Company’s independent auditor, KPMG LLP, have issued an audit report on the effectiveness of our internal control over financial reporting, which is included herein.

/s/ Anthony Williams
Anthony Williams
Chief Executive Officer
(Principal Executive Officer)

/s/ Francis Harte
Francis Harte
Chief Financial Officer
(Principal Financial and Accounting Officer)

Artio Global Investors Inc. 2012 Annual Report 57

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Consolidated Statements of Financial Position

	As of December 31,
(in thousands, except for share amounts)	2012	2011
ASSETS
Cash	$91,751	$110,252
Investments, at fair value:
Artio Global funds held for deferred compensation	10,149	10,211
Investments owned by the Consolidated Investment Products, and other seed money investments (including $4,265 in 2012 and $0 in 2011 pledged as collateral for debt)	53,191	59,510
Fees receivable and accrued fees, net of allowance for doubtful accounts	12,158	32,219
Deferred taxes, net of valuation allowance	16,140	195,700
Income taxes receivable	9,896	12,756
Due from brokers	13,450	636
Other assets	9,865	12,485
Total assets	$216,600	$433,769
LIABILITIES AND EQUITY
Term loan	$—	$37,500
Liability under total return swap	4,104	—
Accrued compensation and benefits	27,637	35,530
Accounts payable and accrued expenses	5,167	5,958
Investments sold, not yet purchased by the Consolidated Investment Products, at fair value	2,483	3,048
Accrued income taxes payable	2,232	4,114
Due under tax receivable agreement	14,498	162,061
Due to brokers	4,756	2,534
Other liabilities	1,635	4,756
Total liabilities	62,512	255,501

Commitments and contingencies (Notes 12, 14 and 15)

Common stock:
Class A common stock (500,000,000 shares authorized, 2012 – 60,009,073 shares issued and outstanding; 2011 – 58,051,113 shares issued and outstanding)	60	58
Class B common stock (50,000,000 shares authorized, 2012 - no shares issued and outstanding; 2011 – 1,200,000 shares issued and outstanding)	—	1
Additional paid-in capital	662,529	629,553
Accumulated deficit	(521,551)	(466,782)
Total stockholders’ equity	141,038	162,830
Non-controlling interests in Holdings	—	1,857
Non-controlling interests in the Consolidated Investment Products	13,050	13,581
Total equity	154,088	178,268
Total liabilities and equity	$216,600	$433,769

See accompanying notes to consolidated financial statements.

58 Artio Global Investors Inc. 2012 Annual Report

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except per share information)	2012	2011	2010
Revenues and other operating income:
Investment management fees	$123,066	$277,150	$334,037
Net gains (losses) on funds held for deferred compensation	1,302	(1,059)	1,077
Foreign currency gains (losses)	(75)	(69)	15
Total revenues and other operating income	124,293	276,022	335,129
Expenses:
Employee compensation and benefits	94,893	105,201	98,981
Shareholder servicing and marketing	11,429	18,653	20,125
General and administrative	35,450	39,460	42,807
Total expenses	141,772	163,314	161,913
Operating income (loss) before income tax expense	(17,479)	112,708	173,216
Non-operating income (loss):
The Consolidated Investment Products and other seed money investments:
Interest income, net	4,276	3,170	279
Net gains (losses)	2,910	(6,386)	1,013
Expenses	(839)	(396)	(18)
Total	6,347	(3,612)	1,274
Interest income (expense), net	29	(2,006)	(2,601)
Reduction in liability under tax receivable agreement	141,555	—	—
Other income (expense)	94	(87)	32
Total non-operating income (loss)	148,025	(5,705)	(1,295)
Income before income tax expense	130,546	107,003	171,921
Income taxes	176,140	48,397	68,193
Net income (loss)	(45,594)	58,606	103,728
Net income attributable to non-controlling interests in Holdings	202	2,114	20,123
Net income (loss) attributable to non-controlling interests in the Consolidated Investment Products	1,714	(1,361)	44
Net income (loss) attributable to Artio Global Investors	$(47,510)	57,853	$83,561
Per share information:
Basic net income (loss) attributable to Artio Global Investors	$(0.80)	$0.99	$1.58
Diluted net income (loss) attributable to Artio Global Investors	$(0.80)	$0.99	$1.58
Weighted average shares used to calculate per share information:
Basic	59,263	58,238	52,830
Diluted	59,263	58,332	53,003

See accompanying notes to consolidated financial statements.

Artio Global Investors Inc. 2012 Annual Report 59

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity

(in thousands, except per share information)	Class A Common Stock (par value $0.001)	Class B Common Stock (par value $0.001)	Class C Common Stock (par value $0.01)	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stock- holders’ Equity	Non- controlling Interests in Holdings	Non- controlling Interests in the Consolidated Investment Products	Total Equity
Balance as of January 1, 2010	28	15	168	586,956	(580,275)	6,892	(2,911)	—	3,981
Net income	—	—	—	—	83,561	83,561	20,123	44	103,728
Holdings units exchanged for Class A common stock and cancelation of Class B common stock (see Note 2)	14	(14)	—	3,253	—	3,253	(3,253)	—	—
Net benefit from step-up in tax basis (see Note 12)	—	—	—	24,176	—	24,176	—	—	24,176
Shares issued to the public (see Note 2)	4	—	—	69,286	—	69,290	—	—	69,290
Stock repurchases (see Note 4)	(4)	—	—	(83,931)	—	(83,935)	—	—	(83,935)
Share-based payments:
Directors’ awards	—	—	—	180	—	180	—	—	180
Amortization	—	—	—	12,811	—	12,811	—	—	12,811
Forfeiture	—	—	—	(185)	—	(185)	—	—	(185)
Dividend equivalents	—	—	—	519	(519)	—	—	—	—
Capital contributions from non-controlling interests	—	—	—	—	—	—	—	1,087	1,087
Distribution to non-controlling interests	—	—	—	—	—	—	(12,454)	—	(12,454)
Cash dividends paid ($0.24 per share)	—	—	—	—	(12,396)	(12,396)	—	—	(12,396)
Balance as of December 31, 2010	42	1	168	613,065	(509,629)	103,647	1,505	1,131	106,283
Net income	—	—	—	—	57,853	57,853	2,114	(1,361)	58,606
Stock conversion	17	—	(168)	151	—	—	—	—	—
Stock repurchases (see Note 4)	(1)	—	—	(6,783)	—	(6,784)	—	—	(6,784)
Share-based payments:
Directors’ awards	—	—	—	311	—	311	—	—	311
Amortization	—	—	—	21,798	—	21,798	—	—	21,798
Forfeiture	—	—	—	(2)	—	(2)	—	—	(2)
Dividend equivalents	—	—	—	1,013	(1,013)	—	—	—	—
Capital contributions from non-controlling interests	—	—	—	—	—	—	—	13,811	13,811
Distribution to non-controlling interests	—	—	—	—	—	—	(1,762)	—	(1,762)
Cash dividends paid ($0.24 per share)	—	—	—	—	(13,993)	(13,993)	—	—	(13,993)
Balance as of December 31, 2011	58	1	—	629,553	(466,782)	162,830	1,857	13,581	178,268

60 Artio Global Investors Inc. 2012 Annual Report

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity (Continued)

(in thousands, except per share information)	Class A Common Stock (par value $0.001)	Class B Common Stock (par value $0.001)	Class C Common Stock (par value $0.01)	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stock- holders’ Equity	Non- controlling Interests in Holdings	Non- controlling Interests in the Consolidated Investment Products	Total Equity
Balance as of December 31, 2011	58	1	—	629,553	(466,782)	162,830	1,857	13,581	178,268
Net loss	—	—	—	—	(47,510)	(47,510)	202	1,714	(45,594)
Holdings units exchanged for Class A common stock and cancelation of Class B common stock (see Note 2)	1	(1)	—	1,763	—	1,763	(1,763)	—	—
Net benefit from step-up in tax basis (see Note 12)	—	—	—	210	—	210	—	—	210
Share-based payments:
Directors’ awards	—	—	—	240	—	240	—	—	240
Vesting	1	—	—	1	—	2	—	—	2
Amortization	—	—	—	30,812	—	30,812	—	—	30,812
Forfeitures	—	—	—	(232)	—	(232)	—	—	(232)
Dividend equivalents	—	—	—	182	(182)	—	—	—	—
Capital contributions from non- controlling interests	—	—	—	—	—	—	—	312	312
Distribution to non-controlling interests	—	—	—	—	—	—	(296)	(2,557)	(2,853)
Cash dividends paid ($0.12 per share)	—	—	—	—	(7,077)	(7,077)	—	—	(7,077)
Balance as of December 31, 2012	$60	$—	$—	$662,529	$(521,551)	$141,038	$—	$13,050	$154,088

See accompanying notes to consolidated financial statements.

Artio Global Investors Inc. 2012 Annual Report 61

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$(45,594)	$58,606	$103,728
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,417	2,440	2,918
Deferred compensation	7,132	5,632	4,258
Share-based compensation	30,821	22,107	12,806
Deferred income taxes	180,965	3,163	5,380
Interest accrued on investments and accretion and amortization of premium and discount	(484)	—	(49)
(Gains)/losses on investments	(4,572)	7,445	(2,090)
Changes in assets and liabilities:
Purchases by the Consolidated Investment Products and of other seed money investments	(46,779)	(116,071)	(29,438)
Proceeds from sales or maturities by the Consolidated Investment Products and from other seed money investments	56,288	80,990	6,809
Fees receivable and accrued fees, net of allowance for doubtful accounts	20,061	22,154	2,538
Income taxes receivable	2,860	(4,170)	2,397
Due from brokers	(12,814)	—	—
Other assets	534	(2,989)	(65)
Accrued compensation and benefits	(15,025)	(9,358)	3,520
Accounts payable and accrued expenses	(716)	(1,734)	(1,347)
Accrued income taxes payable	(1,882)	(635)	(8,268)
Due under tax receivable agreement	(148,759)	(4,997)	(348)
Due to brokers	2,222	(1,007)	1,959
Other liabilities	(3,121)	(715)	(37)
Net cash provided by operating activities	23,554	60,861	104,671

Cash flows from investing activities:
Purchase of Artio Global funds held for deferred compensation	(4,401)	(7,116)	(5,519)
Proceeds from redemptions of Artio Global funds held for deferred compensation	5,765	4,915	4,438
Purchase of fixed assets	(330)	(1,654)	(1,396)
Net cash provided by (used in) investing activities	1,034	(3,855)	(2,477)

62 Artio Global Investors Inc. 2012 Annual Report

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31,
(in thousands)	2012	2011	2010
Cash flows from financing activities:
Repayments of borrowing under term credit facility	(37,500)	(18,000)	(4,500)
Borrowings under the total return swap	4,104	—	—
Repurchase and retirement of Class A common stock	—	(6,784)	(83,935)
Proceeds from secondary offering	—	—	69,290
Distribution paid to GAM Holding AG, including dividends	—	—	(40,100)
Distributions paid to non-controlling interests in Holdings	(296)	(1,762)	(12,454)
Distributions paid to non-controlling interests in the Consolidated Investment Products	(2,557)	—	—
Contributions from non-controlling interests in the Consolidated Investment Products	312	13,811	1,087
Cash dividends paid	(7,077)	(13,993)	(12,396)
Net cash used in financing activities	(43,014)	(26,728)	(83,008)

Effect of exchange rates on cash	(75)	(69)	15
Net increase (decrease) in cash	(18,501)	30,209	19,201
Cash:
Beginning of period	110,252	80,043	60,842
End of period	$91,751	$110,252	$80,043

Cash paid during period for:
Income taxes, net of refunds	$1,966	$50,095	$69,023
Interest expense	310	2,010	2,027
Supplementary information:
Non-cash transactions:
Deferred taxes from step-up in tax basis	(1,405)	—	(24,176)
Exchange of New Class A Units for Shares of Class A common stock	(1,764)	—	(3,267)
Cancelation of Class B common stock	1	—	14
Conversion of Class C common stock to Class A common stock	—	(151)	—

See accompanying notes to consolidated financial statements.

Artio Global Investors Inc. 2012 Annual Report 63

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES
Notes to Consolidated Financial Statements

Note 1.  Organization and Description of Business

Artio Global Investors Inc. (“Investors” or the “Company”) and subsidiaries (collectively, “we,” “us” or “our”) comprises Investors and its subsidiaries, including Artio Global Holdings LLC (“Holdings”), an intermediate holding company that owns Artio Global Management LLC (“Investment Adviser”), a registered investment adviser under the Investment Advisers Act of 1940, as amended; Artio Global Institutional Services LLC, which is licensed as a limited-purpose broker-dealer; and certain investment vehicles we consolidate because we have a controlling financial interest in them (the “Consolidated Investment Products”). The Consolidated Investment Products have investors whose interests are reflected as Non-controlling interests in the Consolidated Investment Products in the consolidated financial statements.

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

Note 2.  Exchanges of New Class A Units

In 2010, Richard Pell, our Chief Investment Officer (“Pell”), and Rudolph-Riad Younes, our Head of International Equity (“Younes,” together with Pell, the “Principals”), who had non-voting New Class A membership interests in Holdings (“New Class A Units”), exchanged 14.4 million of such units for 14.4 million of shares of Investors’ Class A common stock, reducing their membership interests in Holdings to approximately 1% each. The Principals’ interests were reflected in the consolidated financial statements as Non-controlling interests in Holdings.

To enable the Principals to sell shares of Class A common stock to cover their taxes payable, as defined in the exchange agreement, on the exchanges discussed above, in 2010, we completed a synthetic secondary offering (the “secondary offering”) of approximately 4.2 million shares (including underwriters’ option shares) of Class A common stock at $17.33 per share, before the underwriting discount, for net proceeds of $69.3 million. We used all of the net proceeds to purchase at the same price and retire approximately 2.1 million shares of Class A common stock from each Principal. After the exchanges in 2010, each Principal continued to own 600,000 shares of Class B common stock and 600,000 New Class A Units, representing approximately 1% of the outstanding New Class A Units of Holdings.

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

In April 2012, the Principals exchanged their remaining interests in Holdings for shares of Investors’ Class A common stock, leaving Holdings as a wholly owned subsidiary. At the time of each exchange, an equivalent number of shares of Class B common stock were surrendered by the Principals and canceled.

As a result of the exchanges of New Class A Units, we increased the tax basis of Holdings’ assets. These resulted in $161.4 million in deferred tax assets. (See Note 6. Related Party Activities: Exchange Agreement and Tax Receivable Agreement.)

64 Artio Global Investors Inc. 2012 Annual Report

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

As part of the preparation of the consolidated financial statements, we performed an evaluation of subsequent events occurring after the Consolidated Statement of Financial Position date of December 31, 2012, through to the date the consolidated financial statements were issued.

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
The assessment for consolidation occurs at the inception date of the investment vehicle and on an ongoing basis.

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

As of December 31, 2012 and 2011, we did not consolidate any of the other investment vehicles, due primarily to the following reasons:

•	The Funds are considered VREs and are controlled by their independent boards of directors or trustees.

•	Certain of the commingled investment vehicles are trusts and are considered VIEs. We are not the primary beneficiary of these trusts.

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

Investments, at Fair Value

Investments are carried at fair value. Gains or losses on these investments (except for certain investments associated with deferred compensation) are reported in non-operating income as Net gains (losses) – the Consolidated Investment Products and other seed money investments in the Consolidated Statement of Operations.

Investments, at fair value, includes the Consolidated Investment Products’ investments in securities, loans and other investments, as well as other seed money investments. Such investments are carried at fair value. Gains or losses on such investments, together with related interest income, accretion and amortization, are reported in Non-operating income on the Consolidated Statements of Operations. Investments for which market quotations are readily available, are valued at fair value on the basis of quotations furnished by a pricing service or provided by securities dealers. Equity securities are generally valued using the last sale price or official closing price taken from the primary market in which each security trades, or if no sales

Artio Global Investors Inc. 2012 Annual Report 65

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES
Notes to Consolidated Financial Statements

occurred during the day, at the mean of the current quoted bid and asked prices. Fixed income investments are generally valued using prices provided directly by independent third party services or by one or more broker-dealers or market makers. The pricing services may use valuation models or matrix pricing, which considers yield or price with respect to comparable bonds, quotations from bond dealers or by reference to other securities that are considered comparable in such characteristics as rating, interest rate and maturity date, to determine current value. Inputs other than quoted prices that are observable for the assets or liabilities, include such factors as interest rates, yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates, or other market corroborated inputs (i.e. debt securities, government securities, swap contracts, foreign currency exchange contracts, foreign securities utilizing international fair value). Derivative products are generally valued using prices provided directly by independent third party services or one or more broker dealers or market makers. Assets and liabilities initially expressed in foreign currency values are converted into U.S. dollar values. Investments in net asset value-based investment vehicles are valued at the net asset value of the underlying fund.

Certain unvested deferred bonuses due employees are invested in the Funds (see Note 3. Summary of Significant Accounting Principles:Compensation Plans), which are valued at their net asset values. Over the vesting period, the principal and any gains or losses are reflected as liabilities on the Consolidated Statement of Financial Position. Expenses are reported in Salaries, incentive compensation and benefits and the realized and unrealized gains or losses on these securities are reported in Net gains (losses) on funds held for deferred compensation on the Consolidated Statements of Operations.

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

66 Artio Global Investors Inc. 2012 Annual Report

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

Compensation Plans

Certain of our employees participate in the Artio Global Investors Inc. 2009 Stock Incentive Plan (the “Incentive Plan;” see Note 11. Share-Based Payments).

Compensation expense under the Incentive Plan related to awards with only service conditions is recognized using a straight-line method over the requisite service period (generally over a three- or five-year period from the date of the grant for the entire award unless an award meets retirement eligibility requirements). Weighted-average grant date fair values for such awards are based on closing price on the grant date.

For performance- and market-based awards, the conditions correspond with the responsibilities of the recipients and are linked to either investment performance or sales targets, or for market-based awards, relate to increasing the price/earnings multiple of our Class A common stock as compared to our peer group. All of our current performance- and market-based awards have three-year cliff vesting. The fair value of the awards with performance conditions is based on the probable outcome of the performance target and is amortized over the vesting period. In some cases, performance targets may be set on an annual basis and communicated to employees after the initial grant date. In such cases, grant date (for purposes of determining fair value and commencement of amortization) is when the performance targets are approved by the Board of Directors and communicated. The assumptions used to derive the fair value of the performance-based awards are reviewed by management on a quarterly basis. Changes to the fair value of such awards are reflected in Employee compensation and benefits on the Consolidated Statement of Operations. The fair value of the awards with market conditions was determined at the initial grant date and is being amortized over the three-year vesting period. The entire expense will be recognized unless the service condition is not met. Weighted-average grant date fair value for awards having performance conditions is based on the closing price on the grant date. Market-based grants do not use the weighted-average grant date fair value to calculate amortization expense, but a fair value computed using a Monte Carlo pricing model. The model requires management to develop estimates regarding certain input variables. If we used different methods to estimate our variables for the Monte Carlo model, or if we used a different type of pricing model, the fair value of our grants might differ.

Certain of our employees also participate in a deferred compensation plan. Deferred compensation expense is recognized using a straight-line method over the vesting period (generally a three-year period). Deferred bonuses may be funded at the time of deferral through the purchase of shares of the Artio Global Funds. Such investment assets are included in Investments, at fair value on the Consolidated Statement of Financial Position. Realized and unrealized gains and losses related to these assets are recognized in Net gains (losses) on funds held for deferred compensation on the Consolidated Statement of Operations.

Retirement Plans

Investors sponsors a qualified defined contribution 401(k) plan to which the company makes contributions. Company contributions to the 401(k) plan are based on employees’ eligible compensation.

Contributions to the 401(k) plan are accrued over the period of employees’ active service. Forfeitures from employees who leave prior to completion of the vesting period are used to reduce the contribution. The 401(k) plan does not require contributions after the employees’ active service has ended.

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

Artio Global Investors Inc. 2012 Annual Report 67

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES
Notes to Consolidated Financial Statements

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

Interest expense relating to unrecognized tax benefits, as well as actual tax liabilities, is included in Interest expense on the Consolidated Statement of Operations. Penalties relating to unrecognized tax benefits and actual tax liabilities are included in Expenses: General and administrative on the Consolidated Statement of Operations.

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
• Pursuant to our Certificate of Incorporation, on September 29, 2011, the second anniversary of the initial public offering (“IPO”), all outstanding shares of Class C common stock automatically converted to shares of Class A common stock on a one-for-one basis.

N/A– Not applicable.

68 Artio Global Investors Inc. 2012 Annual Report

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES
Notes to Consolidated Financial Statements

The table below sets forth the number of shares of Class A, Class B and Class C common stock issued and outstanding as of December 31, 2011 and 2012.

(in thousands)	Class A Common Stock	Class B Common Stock	Class C Common Stock
As of January 1, 2011	41,552	1,200	16,756
Activity:
Class C common stock conversion(a)	16,756	—	(16,756)
Share repurchase program(b)	(774)	—	—
Restricted stock units vested	496	—	—
Shares issued to the independent directors(c)	21	—	—
As of December 31, 2011(d)	58,051	1,200	—
Activity:
Exchange by the Principals(e)	1,200	(1,200)	—
Restricted stock units vested	680	—	—
Shares issued to the independent directors(c)	78	—	—
As of December 31, 2012(d)	60,009	—	—

(a)	On September 29, 2011, the second anniversary of our IPO, all outstanding shares of Class C common stock automatically converted into Class A common stock pursuant to our Certificate of Incorporation.

(b)
In December 2010, our Board of Directors authorized a share repurchase program of up to 3.0 million shares of our common stock. As of December 31, 2011, we had purchased and retired 773,939 shares of our Class A common stock for approximately $6.8 million. As of December 31, 2012, we retain the authority to purchase up to an aggregate of 2,226,061 shares of our Class A common stock through December 31, 2013.

(c)
Represents the 20,848 shares of fully vested Class A common stock (subject to transfer restrictions) that were awarded to our independent directors in 2011 and the 78,432 shares of fully vested Class A common stock (subject to transfer restrictions) that were awarded to our independent directors in 2012.

(d)
The table does not reflect 3.9 million restricted stock units and shares awarded to certain employees as of December 31, 2011, and 3.5 million awarded to certain employees as of December 31, 2012 (see Note 11. Share-Based Payments). Each restricted stock unit or share represents the right to receive one share of unrestricted Class A common stock upon vesting.

(e)
Represents the issuance of 600,000 shares of Class A common stock to each of the Principals upon exchange of an equivalent number of New Class A Units in April 2012. Upon the exchange of New Class A Units for Class A common stock, a corresponding number of shares of Class B common stock were canceled. This exchange represented the Principals’ remaining interest in Holdings.

As of December 31, 2012 and 2011, there were 210 million shares of Investors’ Class C common stock authorized and no shares issued or outstanding.

Artio Global Investors Inc. 2012 Annual Report 69

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES
Notes to Consolidated Financial Statements

Note 5.  Consolidated Investment Products

A condensed consolidating statement of financial position as of December 31, 2012, including balances attributable to the Consolidated Investment Products, is as follows:

(in thousands)	Before Consolidation (a)	Consolidated Investment Products	Eliminations	Artio Global Investors Inc. and Subsidiaries Consolidated
Assets:
Cash	$90,854	$897	$—	$91,751
Investments, at fair value	10,149	53,191	—	63,340
Investment in the Consolidated Investment Products	44,717		(44,717)
Other assets	45,868	15,641	—	61,509
Total assets	$191,588	$69,729	$(44,717)	$216,600

Liabilities and Equity:
Liabilities under the total return swap	$—	$4,104	$—	$4,104
Investments sold, not yet purchased by the Consolidated Investment Products, at fair value	—	2,483	—	2,483
Other liabilities	50,550	5,375	—	55,925
Total liabilities	50,550	11,962	—	62,512

Members’ equity		32,128	(32,128)	—
Net asset value		25,639	(25,639)	—
Common stock	60		—	60
Additional paid-in capital	662,529		—	662,529
Accumulated deficit	(521,551)		—	(521,551)
Total stockholders’ equity	141,038	57,767	(57,767)	141,038
Non-controlling interests	—		13,050	13,050
Total equity	141,038	57,767	(44,717)	154,088
Total liabilities and equity	$191,588	$69,729	$(44,717)	$216,600

(a)	Represents Artio Global Investors Inc. and subsidiaries with the investment in the Consolidated Investment Products accounted for under the equity method.

70 Artio Global Investors Inc. 2012 Annual Report

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES
Notes to Consolidated Financial Statements

A condensed consolidating statement of financial position as of December 31, 2011, including balances attributable to the Consolidated Investment Products, is as follows:

(in thousands)	Before Consolidation (a)	Consolidated Investment Products	Eliminations	Artio Global Investors Inc. and Subsidiaries Consolidated
Assets:
Cash	$108,518	$1,734	$—	$110,252
Investments, at fair value	13,199	56,522	—	69,721
Investment in the Consolidated Investment Products	40,088		(40,088)
Other assets	250,075	3,721	—	253,796
Total assets	$411,880	$61,977	$(40,088)	$433,769

Liabilities and Equity:
Debt	$37,500	$—	$—	$37,500
Investments sold, not yet purchased by the Consolidated Investment Products, at fair value	—	3,048	—	3,048
Other liabilities	209,693	5,260	—	214,953
Total liabilities	247,193	8,308	—	255,501

Members’ equity		30,567	(30,567)	—
Net asset value		23,102	(23,102)	—
Common stock	59		—	59
Additional paid-in capital	629,553		—	629,553
Accumulated deficit	(466,782)		—	(466,782)
Total stockholders’ equity	162,830	53,669	(53,669)	162,830
Non-controlling interests	1,857		13,581	15,438
Total equity	164,687	53,669	(40,088)	178,268
Total liabilities and equity	$411,880	$61,977	$(40,088)	$433,769

(a)	Represents Artio Global Investors Inc. and subsidiaries with the investment in the Consolidated Investment Products accounted for under the equity method.

Artio Global Investors Inc. 2012 Annual Report 71

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES
Notes to Consolidated Financial Statements

A condensed consolidating statement of operations for 2012 and 2011, including amounts attributable to the Consolidated Investment Products, is as follows:

(in thousands)	Before Consolidation (a)	Consolidated Investment Products	Eliminations	Artio Global Investors Inc. and Subsidiaries Consolidated
For the year ended December 31, 2012:
Total revenues and other operating income	$124,211	$—	$82	$124,293
Total expenses	141,772	—	—	141,772
Operating income (loss) before income tax expense	(17,561)	—	82	(17,479)
Non-operating income:
Equity in earnings of the Consolidated Investment Products	4,640		(4,640)	—
Other	141,753	6,354	(82)	148,025
Total non-operating income	146,393	6,354	(4,722)	148,025
Income (loss) before income tax expense	128,832	6,354	(4,640)	130,546
Income taxes	176,140	—	—	176,140
Net income (loss)	(47,308)	6,354	(4,640)	(45,594)
Net income attributable to non-controlling interests	202	—	1,714	1,916
Net income (loss), excluding non-controlling interests	$(47,510)	$6,354	$(6,354)	$(47,510)

For the year ended December 31, 2011:
Total revenues and other operating income	$275,939	$—	$83	$276,022
Total expenses	163,314	—	—	163,314
Operating income before income tax expense	112,625	—	83	112,708
Non-operating loss:
Equity in earnings of the Consolidated Investment Products	(1,824)		1,824	—
Other	(2,437)	(3,185)	(83)	(5,705)
Total non-operating loss	(4,261)	(3,185)	1,741	(5,705)
Income (loss) before income tax expense	108,364	(3,185)	1,824	107,003
Income taxes	48,397	—	—	48,397
Net income (loss)	59,967	(3,185)	1,824	58,606
Net income attributable to non-controlling interests	2,114	—	(1,361)	753
Net income (loss), excluding non-controlling interests	$57,853	$(3,185)	$3,185	$57,853

(a)	Represents Artio Global Investors Inc. and subsidiaries with the investment in the Consolidated Investment Products accounted for under the equity method.

72 Artio Global Investors Inc. 2012 Annual Report

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES
Notes to Consolidated Financial Statements

A condensed consolidating statement of operations for 2010, including amounts attributable to the Consolidated Investment Products, is as follows:

(in thousands)	Before Consolidation (a)	Consolidated Investment Products	Eliminations	Artio Global Investors Inc. and Subsidiaries Consolidated
For the year ended December 31, 2010:
Total revenues and other operating income	$335,111	$—	$18	$335,129
Total expenses	161,913	—	—	161,913
Operating income before income tax expense	173,198	—	18	173,216
Non-operating income:
Equity in earnings of the Consolidated Investment Products	912		(912)	—
Other	(2,233)	956	(18)	(1,295)
Total non-operating income	(1,321)	956	(930)	(1,295)
Income (loss) before income tax expense	171,877	956	(912)	171,921
Income taxes	68,193	—	—	68,193
Net income (loss)	103,684	956	(912)	103,728
Net income attributable to non-controlling interests	20,123	—	44	20,167
Net income (loss), excluding non-controlling interests	$83,561	$956	$(956)	$83,561

(a)	Represents Artio Global Investors Inc. and subsidiaries with the investment in the Consolidated Investment Products accounted for under the equity method.

Artio Global Investors Inc. 2012 Annual Report 73

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES
Notes to Consolidated Financial Statements

A condensed consolidating statement of cash flows for the years ended December 31, 2012, 2011 and 2010, including balances attributable to the Consolidated Investment Products, is as follows:

(in thousands)	Before Consolidation	Consolidated Investment Products	Eliminations	Artio Global Investors Inc. and Subsidiaries Consolidated
For the year ended December 31, 2012:
Net cash provided by (used in) operating activities	$28,469	$(4,915)	$—	$23,554
Net cash provided by investing activities	1,034	—	—	1,034
Net cash provided by (used in) financing activities	(47,092)	4,078	—	(43,014)
Effect of exchange rates on cash	(75)	—	—	(75)
Net decrease in cash	(17,664)	(837)	—	(18,501)
Cash - beginning of period	108,518	1,734	—	110,252
Cash - end of period	$90,854	$897	$—	$91,751

For the year ended December 31, 2011:
Net cash provided by (used in) operating activities	$73,749	$(34,888)	$22,000	$60,861
Net cash provided by investing activities	(3,855)	—	—	(3,855)
Net cash provided by (used in) financing activities	(40,539)	35,811	(22,000)	(26,728)
Effect of exchange rates on cash	(69)	—	—	(69)
Net decrease in cash	29,286	923	—	30,209
Cash - beginning of period	79,232	811	—	80,043
Cash - end of period	$108,518	$1,734	$—	$110,252

For the year ended December 31, 2010:
Net cash provided by (used in) operating activities	$104,947	$(19,276)	$19,000	$104,671
Net cash provided by investing activities	(2,477)	—	—	(2,477)
Net cash provided by (used in) financing activities	(84,095)	20,087	(19,000)	(83,008)
Effect of exchange rates on cash	15	—	—	15
Net decrease in cash	18,390	811	—	19,201
Cash - beginning of period	60,842	—	—	60,842
Cash - end of period	$79,232	$811	$—	$80,043

74 Artio Global Investors Inc. 2012 Annual Report

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

	Year Ended December 31,
(in thousands)	2012	2011	2010
Funds’ investment management fees	$75,158	$158,939	$189,057
Sub-advisory investment management fees on GAM-sponsored funds	1,549	2,203	2,665

Fees receivable related to investment management fees are included in Fees receivable and accrued fees, net of allowance for doubtful accounts on the Consolidated Statement of Financial Position as follows:

	As of December 31,
(in thousands)	2012	2011
Funds’ investment management fees	$3,965	$8,919
Sub-advisory investment management fees on GAM-sponsored funds	421	397

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

During 2012, we recorded a valuation allowance against the recovery of the deferred tax asset associated with the step up in tax basis, and we accordingly reduced Due under tax receivable agreement on the Consolidated Statement of Financial Position by $141.6 million (see Note 12. Income Taxes). We made aggregate payments of approximately $7.2 million in 2012 to the Principals pursuant to this agreement for the liability relating to the 2011 tax returns and approximately $5.0 million in 2011 for the liability relating to the 2010 tax returns.

Other Related Party Transactions

Investors sponsors the non-contributory qualified defined contribution 401(k) plan (which covers most employees) and the supplemental non-qualified defined contribution plan, and manages the assets of those plans at no cost to the plans (see Note 10. Benefit Plans).

In 2010, we made a $40.1 million payment to GAM to settle a capital distribution declared prior to the IPO.

In 2010 we completed the secondary offering, the net proceeds of which were used to purchase and retire shares of Class A common stock from each Principal. (See Note 2. Exchanges of New Class A Units.)

Artio Global Investors Inc. 2012 Annual Report 75

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES
Notes to Consolidated Financial Statements

Note 7. Investments, at Fair Value and Investments Sold, Not Yet Purchased by the Consolidated Investment Products, at Fair Value

Investments, at fair value, as of December 31, 2012 and 2011, consist of the following:

	As of December 31,
(in thousands)	2012	2011
Artio Global funds held for deferred compensation:
Artio Global funds	$10,149	$10,211
Total Artio Global funds held for deferred compensation	$10,149	$10,211
Investments owned by the Consolidated Investment Products, and other seed money investments:
Investments owned by the Consolidated Investment Products:
Equity securities	$3,766	$1,979
Fixed income investments:
Corporate bonds	24,291	23,205
Sovereign and international financial organization debt	19,028	14,207
Term loans	5,372	13,961
Warrants	182	111
Asset-backed securities	220	—
Resell agreements	332	3,059
Total investments owned by the Consolidated Investment Products	53,191	56,522
Other seed money investments:
Equity funds	—	1,822
Equity securities	—	1,166
Total other seed money investments	—	2,988
Total investments owned by the Consolidated Investment Products, and other seed money investments	$53,191	$59,510
Investments sold, not yet purchased by the Consolidated Investment Products:
Fixed income investments:
Corporate bonds	$(2,483)	$(3,048)
Total investments sold, not yet purchased by the Consolidated Investments Products	$(2,483)	$(3,048)

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

As of December 31, 2012, term loans includes $4.3 million of investments, that are held by a counterparty to a total return swap. The counterparty to the swap is not obligated to hold the investments and may dispose of them. The collateralized loan associated with the swap outstanding as of December 31, 2012, was $4.1 million and is included in Liability under total return swap in the Consolidated Statement of Financial Position.

76 Artio Global Investors Inc. 2012 Annual Report

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES
Notes to Consolidated Financial Statements

Net gains (losses) for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Net gains (losses) on Artio Global funds held for deferred compensation	$1,302	$(1,059)	$1,077
Less: Net gains (losses) on redeemed Artio Global funds held for deferred compensation	529	867	122
Unrealized gains (losses) on Artio Global funds held for deferred compensation	$773	$(1,926)	$955

Net gains (losses) – the Consolidated Investment Products and other seed money investments:
Net gains (losses) on investments of the Consolidated Investment Products	$2,710	$(6,043)	$677
Less: Net gains (losses) on investments of the Consolidated Investment Products sold or matured	(3,421)	(50)	40
Unrealized gains (losses) on investments of the Consolidated Investment Products	$6,131	$(5,993)	$637

Net gains (losses) on other seed money investments	$200	$(343)	$336
Less: Net gains (losses) on other seed money investments sold, matured or redeemed	(5)	78	104
Unrealized gains (losses) on other seed money investments	$205	$(421)	$232

Total net gains (losses) – the Consolidated Investment Products and other seed money investments	$2,910	$(6,386)	$1,013
Less: Total net gains (losses) on the Consolidated Investment and other seed money investments sold, matured or redeemed	(3,426)	28	144
Total unrealized gains (losses) on the Consolidated Investment Products and other seed money investments	$6,336	$(6,414)	$869

The Consolidated Investment Products’ investment income, including unrealized gains and losses and income from derivative contracts, is recorded in Non-operating income (loss): The Consolidated Investment Products and other seed money investments: Net gains (losses) in the Consolidated Statement of Operations and is derived from the following investment categories:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Equity securities	$1,961	$(251)	$310
Fixed income investments:
Corporate bonds	(981)	(2,296)	478
Sovereign and international financial organization debt	1,433	(1,303)	—
Term loans	561	(1,495)	47
Warrants	71	(135)	—
Asset-backed securities	25	—	—
Total return swap	1,835	—	—
Credit default swaps	(1,883)	51	(152)
Foreign exchange contracts	(32)	164	(6)
Options	(261)	(883)	—
Other	(19)	105	—
Total net gains (losses) – the Consolidated Investment Products	$2,710	$(6,043)	$677

Artio Global Investors Inc. 2012 Annual Report 77

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES
Notes to Consolidated Financial Statements

Our investments as of December 31, 2012, are valued using prices as follows:

(in thousands)	Total	Level 1 Quoted Prices	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs
Artio Global funds held for deferred compensation:
Artio Global funds	$10,149	$10,149	$—	$—
Total Artio Global funds held for deferred compensation	$10,149	$10,149	$—	$—
Investments owned by the Consolidated Investment Products, and other seed money investments:
Investments owned by the Consolidated Investment Products:
Equity securities	$3,766	$2,268	$1,457	$41
Fixed income investments:
Corporate bonds	24,291	—	24,291	—
Sovereign and international financial organization debt	19,028	—	19,028	—
Term loans	5,372	—	4,375	997
Warrants	182	182	—	—
Asset-backed securities	220	—	220	—
Resell agreements	332	—	332	—
Total investments owned by the Consolidated Investment Products	53,191	2,450	49,703	1,038
Other seed money investments	—	—	—	—
Total investments owned by the Consolidated Investment Products, and other seed money investments	$53,191	$2,450	$49,703	$1,038
Investments sold, not yet purchased by the Consolidated Investments Products:
Fixed income investments:
Corporate bonds	$(2,483)	$—	$(2,483)	$—
Total investments sold, not yet purchased by the Consolidated Investment Products	$(2,483)	$—	$(2,483)	$—

78 Artio Global Investors Inc. 2012 Annual Report

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES
Notes to Consolidated Financial Statements

Our investments as of December 31, 2011, are valued using prices as follows:

(in thousands)	Total	Level 1 Quoted Prices	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs
Artio Global funds held for deferred compensation:
Artio Global funds	$10,211	$10,211	$—	$—
Total Artio Global funds held for deferred compensation	$10,211	$10,211	$—	$—
Investments owned by the Consolidated Investment Products, and other seed money investments:
Investments owned by the Consolidated Investment Products:
Equity securities	$1,979	$1,927	$—	$52
Fixed income investments:
Corporate bonds	23,205	279	22,513	413
Sovereign and international financial organization debt	14,207	—	14,207	—
Term loans	13,961	—	13,014	947
Warrants	111	111	—	—
Resell agreements	3,059	—	3,059	—
Total investments owned by the Consolidated Investment Products	56,522	2,317	52,793	1,412
Other seed money investments:
Equity funds	1,822	1,822	—	—
Equity securities	1,166	1,166	—	—
Total other seed money investments	2,988	2,988	—	—
Total investments owned by the Consolidated Investment Products, and other seed money investments	$59,510	$5,305	$52,793	$1,412
Investments sold, not yet purchased by the Consolidated Investments Products:
Fixed income investments:
Corporate bonds	$(3,048)	$(810)	$(2,238)	$—
Total investments sold, not yet purchased by the Consolidated Investment Products	$(3,048)	$(810)	$(2,238)	$—

Derivative contracts, which are included in Other assets and Other liabilities on the Consolidated Statement of Financial Position, are valued using Level 2 inputs.

There were no transfers between Level 1 and Level 2 securities.

Artio Global Investors Inc. 2012 Annual Report 79

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES
Notes to Consolidated Financial Statements

Significant changes in Level 3 securities are as follows:

	As of December 31,
(in thousands)	2012	2011
Equity securities owned by the Consolidated Investment Products:
Beginning of year	$52	$146
Sales	—	(48)
Transfers to Level 2	—	—
Net losses during the year	(11)	(46)
End of year	$41	$52
Equity securities – total losses for the year attributable to the change in unrealized gains or losses relating to assets still held as of the end of the year	$(11)	$(35)

Corporate bonds owned by the Consolidated Investment Products:
Beginning of year	$413	$—
Purchases	21	936
Sales	(41)	(668)
Transfers to Level 2	(105)	—
Net gains (losses) during the year	(288)	145
End of year	$—	$413
Corporate bonds – total gains (losses) for the year attributable to the change in unrealized gains or losses relating to assets still held as of the end of the year	$(288)	$170

Term loans owned by the Consolidated Investment Products:
Beginning of year	$947	$955
Purchases	1,969	966
Sales	(1,940)	(766)
Transfers to level 2	—	(169)
Amortization	14	(6)
Net gains (losses) during the year	7	(33)
End of year	$997	$947
Term loans – total gains (losses) for the year attributable to the change in unrealized gains or losses relating to assets still held as of the end of the year	$23	$(24)

The transfers from Level 3 to Level 2 were due to the availability of an additional external observable pricing source.

We use a market-yield analysis approach to value our Level 3 term loan investments. We consider the number of contributors used by an authorized pricing service for their valuation of a particular asset a direct reflection of liquidity. If an authorized pricing service reports using only one indicator quote, we classify the asset as Level 3. We review prices obtained from the authorized pricing services, using our own observations of market yields for similar instruments, for yield and reasonableness. Based on our internal review, the pricing committee may revalue the loans if it believes the pricing service valuation does not reflect our observations of market yields. As of December 31, 2012, they did not revalue any loans.

80 Artio Global Investors Inc. 2012 Annual Report

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES
Notes to Consolidated Financial Statements

Note 8.  Derivative Contracts

The Consolidated Investment Products employ credit default swaps, total return swaps, foreign exchange contracts and options contracts as part of their trading strategies and are accounted for as trading products.

	Notional/Nominal Amounts as of December 31,		Average Notional/Nominal Amount Outstanding for the years ended December 31,
(in thousands)	2012	2011	2012	2011
Credit default swaps	$20,490	$14,450	$17,747	$7,766
Total return swap	37,878	—	28,947	—
Interest rate swaps	30,000	—	22,500	—
Foreign exchange contracts	12,016	27,250	12,987	21,617
Option contracts	9	5,957	1,366	9,728

Fair value of derivative contracts as of December 31, 2012 and 2011, is as follows:

	Assets		Liabilities
(in thousands)	Statement of Financial Position Location	Fair Value	Statement of Financial Position Location	Fair Value
As of December 31, 2012:
Credit default swaps	Other assets	$180
Total return swap	Other assets	785
Interest rate swaps			Other assets	$19
Foreign exchange contracts	Other assets	78	Other liabilities	44
Option contracts			Other liabilities	9

As of December 31, 2011:
Credit default swaps	Other assets	$993
Foreign exchange forward contracts	Other assets	272	Other liabilities	$80
Option contracts	Other assets	93

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

Consolidated Investment Products

Certain Consolidated Investment Products employ leverage to finance their investments. The leverage primarily takes the form of a total return swap on selected assets. Interest under the total return swap includes an implicit interest rate based on LIBOR plus a range of 115 to 125 basis points with a maximum portfolio book value of $100.0 million, and minimum portfolio book values ranging from $35.0 million to $75.0 million, based on the number of days since the inception of the total return swap. As of December 31, 2012, interest was computed on the greater of the actual reference portfolio book value of $43.8 million or the then applicable minimum portfolio book value of $75.0 million under the total return swap agreement. The designated maturity of the total return swap is monthly and has a scheduled ramp-down after 18 months, which occurs in July 2013. The borrowing

Artio Global Investors Inc. 2012 Annual Report 81

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES
Notes to Consolidated Financial Statements

arrangement is currently collateralized by investments held at the lending bank. The counterparty to the swap is not obligated to offset portfolio risk by retaining or purchasing the underlying loans.

The fair value of the liability under the total return swap on our Consolidated Statement of Financial Position approximates its contract value as the debt is short-term with a floating interest rate and is categorized as Level 2.

Note 10.  Benefit Plans

In 2012, Investors combined the assets of its non-contributory qualified defined contribution retirement plan with its 401(k) Savings Plan (the “401(k) Plan”). Employees with at least one year of service are eligible to receive Company defined contributions. The Company’s contributions are calculated at 10% of annual salary up to the Social Security taxable wage base plus 15.7% of annual base salary in excess of the Social Security taxable wage base up to the Internal Revenue Service compensation limit for qualified plans.

Investors also sponsors a supplemental non-qualified defined contribution retirement plan (the “Non-Qualified Plan”). Contributions to the Non-Qualified Plan are calculated at 15.7% of annual base salary that exceeds the Internal Revenue Service compensation limit for qualified plans.

Earnings on an individual’s accounts in both plans are limited to the performance of the underlying plan investments in the account.

Investors sponsors a deferred compensation plan for employees whose annual discretionary bonus award exceeds certain predefined amounts. Amounts contributed to this plan vest ratably over a three-year period. We may purchase shares in the Funds equal to the amount of deferred compensation at the time the bonuses are deferred. The shares are sold when the deferred bonus vests, or when the employee forfeits the shares. Assets related to this plan are included in Artio Global funds held for deferred compensation while liabilities related to this plan are included in Accrued compensation and benefits on the Consolidated Statement of Financial Position, as follows:

	As of December 31, 2012		As of December 31, 2011
(in thousands)	Assets	Liabilities	Assets	Liabilities
Deferred compensation plan	$10,149	$5,378	$10,211	$4,724

Expenses related to the plans are included in Employee compensation and benefits on the Consolidated Statement of Operations as follows:

	Year Ended December 31,
(in thousands)	2012	2011	2010
401(k) Plan	$2,457	$3,252	$2,698
Non-qualified Plan	85	131	11
Deferred compensation plan	7,132	5,632	4,258
	$9,674	$9,015	$6,967

Employees who participate in the deferred compensation plan may also participate in our share-based payment plan (see Note 11. Share-Based Payments).

82 Artio Global Investors Inc. 2012 Annual Report

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES
Notes to Consolidated Financial Statements

Note 11.  Share-Based Payments

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

Activity under the Plan was as follows:

Units/Shares
Available for grant at inception	9,700,000
Restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) granted, including dividend equivalents	(6,145,959)
Fully vested restricted stock granted to independent directors	(122,299)
RSUs forfeited, including dividend equivalents	997,650
Available for grant as of December 31, 2012	4,429,392

Artio Global Investors Inc. 2012 Annual Report 83

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES
Notes to Consolidated Financial Statements

Certain of the RSUs we have granted have only service conditions, while others have performance or market conditions.

Awards Having Only Service Conditions

	Weighted-Average Grant Date Fair Value	Number of RSUs and RSAs	RSU and RSA Dividend Equivalents
Granted and unvested as of January 1, 2010	$26.25	2,146,758	—
Grants:
RSUs	21.86	232,983
Dividend equivalents			31,542
Vesting:
RSUs	26.25	(481,070)
Dividend equivalents			(4,111)
Forfeitures:
RSUs	26.10	(41,674)
Dividend equivalents			(206)
Granted and unvested as of December 31, 2010	25.70	1,856,997	27,225
Grants:
RSUs	14.81	450,976
Dividend equivalents			52,614
Vesting:
RSUs	25.75	(482,865)
Dividend equivalents			(13,220)
Forfeitures:
RSUs	25.49	(3,029)
Dividend equivalents			(57)
Granted and unvested as of December 31, 2011(a)	22.02	1,822,079	66,562
Grants:
RSUs	4.42	875,143
Dividend equivalents			83,974
Vesting:
RSUs	23.18	(644,583)
Dividend equivalents			(35,006)
Forfeitures:
RSUs	12.73	(127,895)
Dividend equivalents			(3,279)
Granted and unvested as of December 31, 2012(b)	15.32	1,924,744	112,251

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

(b)
In September 2012, the Board approved the elimination of the service requirement for all unvested RSU grants made at the time of our IPO. These RSU awards will continue to vest in accordance with the previously existing schedule. We recorded an expense of $17.2 million in 2012 to reflect the elimination of the future service requirement associated with these awards. This change causes these RSUs to be participating securities for purposes of computing earnings per share.

We also granted a total of approximately 2.7 million RSUs and restricted shares in January and February 2013.

Upon the vesting of RSUs and restricted shares, a corresponding number of New Class A Units are issued to Investors.

Holders of RSUs are entitled to RSU dividend equivalents in the form of additional RSUs, which are determined by, and equivalent to, dividends declared and paid on Investors’ common stock during the period. The RSU dividend equivalents vest at

84 Artio Global Investors Inc. 2012 Annual Report

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES
Notes to Consolidated Financial Statements

the same time and on the same basis as the underlying RSUs to which they relate, and accordingly, are forfeitable, except for the RSU grants made at the time of our IPO, and certain retirement-eligible awards. If the award is non-forfeiting, the related dividend equivalent is as well, and the underlying RSU and dividend equivalents are participating securities.

Compensation expense related to the amortization of RSU and RSA grants is included in Employee compensation and benefits on the Consolidated Statement of Operations and was $29.3 million in 2012, $17.7 million in 2011 and $12.6 million in 2010. Compensation expense related to the amortization of RSU grants for 2012 includes a charge of $2.0 million associated with staff reductions in 2012 and for 2011 includes a charge of $3.1 million associated with our staff reduction in September 2011. As of December 31, 2012, total unrecognized compensation expense related to RSU grants was approximately $2.8 million with a weighted-average amortization period of 1.3 years.

Awards Having Performance or Market Conditions

In 2011, we adopted a long-term incentive program (the “ LTIP”). Awards issued pursuant to the LTIP are in the form of RSUs and granted pursuant to the overall Plan. LTIP awards are subject to either performance- or market-based conditions.

	Weighted-Average Grant Date Fair Value(a)	Number of LTIP RSUs	Future Grant Date LTIP RSUs	LTIP RSU Dividend Equivalents
LTIP RSUs as of January 1, 2011	$—	—	—	—
Grants	14.81	1,863,772	178,695
Dividend equivalents				50,420
Forfeitures:
RSUs	14.81	(104,104)
Dividend equivalents				(1,541)
LTIP RSUs as of December 31, 2011	14.81	1,759,668	178,695	48,879
Grants	4.54	107,930
Grant date fair value set	6.12	11,141	(11,141)
Dividend equivalents				70,152
Forfeitures:
RSUs	10.48	(521,143)	(156,075)
Dividend equivalents				(37,590)
LTIP RSUs as of December 31, 2012	10.23	1,357,596	11,479	81,441

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

Compensation expense related to the LTIP RSU grants is included in Employee compensation and benefits in the Consolidated Statement of Operations and was $1.3 million for 2012 and $4.1 million for 2011. The LTIP had not been established in 2010. Based on current probability assumptions, as of December 31, 2012, total unrecognized compensation expense related to LTIP RSU grants was approximately $2.8 million with a weighted-average amortization period of 1.3 years.

Note 12.  Income Taxes

We are a ‘C’ Corporation under the Internal Revenue Code of 1986, as amended (the “Code”), and liable for Federal, state and local taxes on the income derived from Investors’ economic interest in Holdings. Holdings is a limited liability company that is treated as a partnership for tax purposes and as such is not subject to Federal or state income taxes. Holdings is subject to the New York City Unincorporated Business Tax (“UBT”), which is credited against Investors’ tax liability.

Artio Global Investors Inc. 2012 Annual Report 85

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES
Notes to Consolidated Financial Statements

Income taxes reflect not only the portion attributable to our stockholders but also the portion of New York City UBT attributable to non-controlling interests. A summary of the provisions for income taxes is as follows:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Current:
Federal	$(1,052)	$33,972	$43,033
State and local	(3,773)	11,262	19,780
Total	(4,825)	45,234	62,813
Deferred:
Federal	167,604	2,065	3,997
State and local	13,361	1,098	1,383
Total	180,965	3,163	5,380
Income tax expense	$176,140	$48,397	$68,193

Net deferred tax assets comprise the following:

	As of December 31,
(in thousands)	2012	2011
Deferred tax assets:
Deferred compensation	$14,519	$8,469
Provisions and other	5,931	5,284
Step-up of tax basis(a)	174,173	181,947
Total deferred tax assets	194,623	195,700
Less: valuation allowance	(178,483)	—
Net deferred tax asset	$16,140	$195,700

(a)	Under the tax receivable agreement, 85% of the future tax benefit is payable to the Principals.

The exchange by the Principals of a portion of their New Class A Units for shares of Class A common stock (see Note 6. Related Party Activities: Exchange Agreement and Tax Receivable Agreement) allowed Holdings to make an election to step up our tax basis in accordance with Section 754 of the Code. The majority of our deferred tax asset (“DTA”) as of December 31, 2012, is the result of the step-up in tax basis relating to exchanges by the Principals in 2009, 2010 and 2012 of New Class A Units for Investors’ Class A common stock. The amortization of the step-up for tax purposes occurs annually for approximately 15 years in amounts ranging from approximately $23 million to $52 million a year.

Recovery of the DTA depends on our ability to generate sufficient taxable income. Amounts not used in the year generated may be available through carryback or carryforward to other taxable years. We evaluate the recoverability of the DTA, and in 2012, we recorded a valuation allowance of $178.5 million due to our assessment that a portion of the DTA is no longer ‘more likely than not’ of being realized. We also reduced Due under tax receivable agreement on the Consolidated Statement of Financial Position by $141.6 million, which was recorded in non-operating income on the Consolidated Statement of Operations in 2012.

Our net DTA of $16.1 million as of December 31, 2012, represents DTAs that are expected to reverse during the tax year ended December 31, 2013, which can be carried back as a net operating loss and utilized to offset taxable income from the tax year ended December 31, 2011.

Our net DTA includes $4.6 million related to amortization of RSU awards granted at prices between $26.25 and $4.42 per share that vest after December 31, 2012. Deferred tax benefits on amortization of RSU awards are recorded based on the grant-date fair value of the awards. The actual tax benefit upon vesting is based on our stock price on the date the awards vest. If the stock price on vesting date is less than the grant-date fair value, the excess deferred tax benefit on the awards will be charged to Income taxes in the Consolidated Statement of Operations.

As of December 31, 2012, the grant-date fair values of all unvested RSU and RSA grants were in excess of our stock price on that date, in some cases significantly so. If the awards vest at prices below the grant-date fair values, the related deferred tax benefits will be partially unrecoverable, and the amounts which are not covered by the valuation allowance could be material.

86 Artio Global Investors Inc. 2012 Annual Report

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES
Notes to Consolidated Financial Statements

Reconciliations between the Federal statutory tax rate of 35% and the effective tax rates are as follows:

	Year Ended December 31,
(in percentages)	2012	2011	2010
Federal statutory rate	35%	35%	35%
State and local, net of Federal benefit, and other	5	6	8
Non-controlling interests	(1)	(1)	(5)
Permanent differences:
Valuation allowance	137	—	—
Vesting of RSUs(a)	4	3	1
Realization of unrecognized tax benefit	(1)	—	—
Reduction of liability under tax receivable agreement	(43)	—	—
Prior year tax provision adjustment	(1)	—	—
Other	—	2	1
Total	135%	45%	40%

(a)
We wrote down the carrying value of the deferred tax asset by $5.3 million in 2012, $3.1 million in 2011 and $2.0 million in 2010 due to the vesting of RSUs at a price lower than their grant-date price.

Other permanent differences consist of the non-deductible portion of meals, entertainment, gifts and certain costs related to the secondary offering.

As of December 31, 2012, $1.1 million of unrecognized tax benefits, if recognized, would affect the effective tax rate.

A reconciliation of the change in unrecognized tax benefits is as follows:

(in thousands)
Balance, January 1, 2011	$2,974
Additions (reductions) for tax provisions of prior years	—
Additions based on tax provisions related to current year	203
Reductions for settlements with taxing authorities	—
Lapse of statute of limitations	—
Balance, December 31, 2011	3,177
Additions (reductions) for tax provisions of prior years	(274)
Additions based on tax provisions related to current year	—
Reductions for settlements with taxing authorities	(1,181)
Lapse of statute of limitations	(620)
Balance, December 31, 2012	$1,102

We believe that it is reasonably possible that there will be a decrease of up to $0.8 million in unrecognized tax benefits within the upcoming year due to the lapse of the statute of limitations.

In 2012, 2011 and 2010, there were no material charges related to interest and penalties for unrecognized tax benefits.

Tax years 2009 to the present are open for examination by Federal, state and local tax authorities. We are currently under examination by New York City tax authorities for the years 2006, 2007 and 2008. There are waivers extending our New York City 2006, 2007 and 2008 tax years to December 2013.

Artio Global Investors Inc. 2012 Annual Report 87

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES
Notes to Consolidated Financial Statements

Note 13.  Earnings Per Share (“EPS”)

Basic and diluted EPS were calculated using the following:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Net income (loss) attributable to Artio Global Investors – Basic	$(47,510)	$57,853	$83,561
Net income attributable to non-controlling interests(a)	—	—	—
Income tax related to non-controlling interests(a)	—	—	—
Net income (loss) – Diluted	$(47,510)	$57,853	$83,561

Weighted average shares for basic EPS	59,263	58,238	52,830
Dilutive potential shares from exchange of New Class A Units by the Principals(a)	—	—	—
Dilutive potential shares from grants of RSUs(b)	—	94	173
Weighted average shares for diluted EPS	59,263	58,332	53,003

(a)
In April 2012, the Principals each exchanged their remaining 600,000 New Class A Units for 600,000 shares of Class A common stock and a corresponding number of shares of Class B common stock were canceled. The potential impact of the exchange of New Class A Units by the Principals, and cancelation of corresponding shares of Class B common stock, for Class A common stock of 0.4 million weighted average shares for 2012, 1.2 million weighted average shares for 2011 and 7.1 million weighted average shares for 2010 were antidilutive.

(b)	The potential impact of 1.6 million granted RSUs each for 2012 and 2011 and 1.8 million granted RSUs for 2010 was antidilutive.

Note 14.  Leases

We lease office space under non-cancelable agreements that expire in June 2014. Minimum annual rental payments under the lease as of December 31, 2012, are as follows:

Years ending December 31,	(in thousands)
2013	$2,849
2014	1,425
$4,274

In addition to the minimum annual rentals, the lease also includes provisions for escalations. The lease provides for a rent holiday and leasehold improvement incentives. These concessions are recognized on a straight-line basis as reductions in rent expense over the term of the lease.

Rent expense was $2.3 million in 2012, $2.7 million in 2011 and $2.6 million in 2010.

In December 2008, we decided not to use a portion of our office space. We recorded a liability related to this exit activity at fair value in the period in which the liability was incurred. In May 2010, Investment Adviser entered into an agreement to sublet a portion of the unused office space. The sublet arrangement did not result in a material additional charge to expense. In 2012, the lease and sublease associated with this space were terminated, and the remaining liability was recorded as income. The total liability related to this space was included in Other liabilities on the Consolidated Statement of Financial Position and the amortization of the liability is included in General and administrative expenses on the Consolidated Statement of Operations.

88 Artio Global Investors Inc. 2012 Annual Report

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES
Notes to Consolidated Financial Statements

The following table represents the liability related to the exit activity discussed above.

(in thousands)
Balance, January 1, 2011	$1,611
2011 rent payments	(906)
2011 sublet rent receipts	375
Balance, December 31, 2011	1,080
2012 rent payments	(1,059)
2012 sublet rent receipts	266
Fair value adjustment	(287)
Balance, December 31, 2012	$—

Note 15.  Commitments and Contingencies

There are no claims against us that are considered probable or reasonably possible of having a material effect on our cash flows, results of operations or financial position.

Although we may not have an explicit obligation to do so, we have, at our discretion, reimbursed client accounts for certain operational losses incurred.

In 2012, we recorded $1.1 million in Accounts payable and accrued expenses in the Consolidated Statement of Financial Position for the indemnification of a tax obligation of one of our funds.

Note 16.  Segment Information

Operations are classified as one segment: investment advisory and management services. Management evaluates performance and allocates resources for the management of each type of investment vehicle on a combined basis. Clients are primarily based in the U.S.

Note 17.  Recently Issued Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) to ASC 210, Balance Sheet, effective for fiscal years beginning on or after January 1, 2013, which clarify disclosure requirements for offsetting assets and liabilities. We do not expect the ASU to have a significant impact on the financial statements.

In May 2011, the FASB issued an ASU to ASC 820, Fair Value Measurement, effective in 2012, which clarifies the FASB’s intent about the application of existing fair value measurement and disclosure requirements. We have included the expanded disclosure requirements, when applicable, in Note 7. Investments, at Fair Value and Investments Sold, Not Yet Purchased by the Consolidated Investment Products, at Fair Value.

Note 18.  Subsequent Event

Proposed Merger

On February 14, 2013, we announced that we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Aberdeen Asset Management PLC, a public limited company organized under the laws of the United Kingdom (“Aberdeen”), and Guardian Acquisition Corporation, a Delaware corporation and an indirect wholly owned subsidiary of Aberdeen (“Merger Subsidiary”) pursuant to which Aberdeen, subject to certain conditions, will acquire us for $2.75 in cash per share.

We currently expect to complete the proposed merger by the end of the second quarter or early in the third quarter of 2013, pending the approval of the merger by our shareholders. The merger is also subject to a number of additional conditions and regulatory approvals, including, but not limited to, U.S. antitrust approval and approval of certain of our mutual fund shareholders. See Part I, Item 1A. Risk Factors, Risks Related to the Proposed Merger with Aberdeen: We face risks related to our proposed merger with Aberdeen for additional detail.

Artio Global Investors Inc. 2012 Annual Report 89

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES
Notes to Consolidated Financial Statements

Concurrently with the execution of the Merger Agreement, GAM and the Principals entered into voting agreements with Aberdeen, providing that they will vote in favor of the merger. In aggregate, GAM and the Principals represented approximately 45% of our outstanding Class A common stock as of February 13, 2013.

The Principals also entered into an amended and restated tax receivable agreement with us and Aberdeen pursuant to which, effective at closing of the proposed merger, the Principals agreed to waive certain provisions relating to a change in control of the Company and Aberdeen agreed to modify certain provisions relating to payments that the Principals were entitled to under the original tax receivable agreement.

Note 19.  Selected Quarterly Information (Unaudited)

	2012
(in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter(a)	4th Quarter
Total revenues and other operating income	$43,930	$32,714	$26,860	$20,789
Operating income (loss) before income tax expense(a)	8,234	2,506	(24,106)	(4,113)
Net income attributable to Artio Global Investors(a)	4,600	1,535	(52,107)	(1,538)
Basic EPS, net income (loss) attributable to Artio Global Investors	$0.08	$0.03	$(0.87)	$(0.03)
Diluted EPS, net income (loss) attributable to Artio Global Investors	$0.08	$0.03	$(0.87)	$(0.03)
Dividends per basic share declared	$0.06	$0.02	$0.02	$0.02
Common stock price per share:
High	$5.10	$4.82	$3.54	$2.99
Low	$4.25	$2.90	$2.98	$1.78
Close	$4.77	$3.50	$2.98	$1.90

(a)
The third quarter of 2012 includes the acceleration of amortization of unvested share-based compensation awards issued at our IPO of $17.2 million, a charge of $5.0 million associated with our staff reduction in September 2012 and a write-off of our deferred tax asset related to the step-up in tax basis, partially offset by a reduction in the liability under the tax receivable agreement.

	2011
(in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter(a)	4th Quarter
Total revenues and other operating income	$82,177	$78,151	$63,784	$51,910
Operating income before income tax expense(a)	39,122	36,819	21,219	15,548
Net income attributable to Artio Global Investors(a)	22,032	21,150	6,413	8,258
Basic EPS, net income (loss) attributable to Artio Global Investors(a)	$0.38	$0.36	$0.11	$0.14
Diluted EPS, net income (loss) attributable to Artio Global Investors(a)	$0.38	$0.36	$0.11	$0.14
Dividends per basic share declared	$0.06	$0.06	$0.06	$0.06
Common stock price per share:
High	$16.48	$17.12	$12.10	$8.04
Low	$14.33	$11.30	$6.98	$4.84
Close	$16.16	$11.30	$7.96	$4.88

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

Artio Global Investors Inc. 2012 Annual Report 90

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information relating to our executive officers and directors, including our audit committee and audit committee financial experts and the procedures by which stockholders can recommend director nominees, and our executive officers will be in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 10, 2013, which will be filed within 120 days of the end of our fiscal year ended December 31, 2012, (“2013 Proxy Statement”) and is incorporated herein by reference.

Item 11.  Executive Compensation.

Information required by this item will be filed within 120 days of the end of our fiscal year ended December 31, 2012, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be filed within 120 days of the end of our fiscal year ended December 31, 2012, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be filed within 120 days of the end of our fiscal year ended December 31, 2012, and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information required by this item will be filed within 120 days of the end of our fiscal year ended December 31, 2012, and is incorporated herein by reference.

Artio Global Investors Inc. 2012 Annual Report 91

PART IV

Item 15.  Exhibits, and Financial Statement Schedules.

(a) Documents filed as part of this Report:

1)  Consolidated Financial Statements

i)	Consolidated Statements of Financial Position as of December 31, 2012 and 2011
ii)	Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010
iii)	Consolidated Statements of Changes in Equity for the years ended December 31, 2012, 2011 and 2010
iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010
v)	Notes to Consolidated Financial Statements

(b) Exhibit Index:

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of February 13, 2013, among Artio Global Investors Inc., Aberdeen and Guardian Acquisition Corporation (incorporated by reference from the Company's Current Report on Form 8-K filed on February 15, 2013 (File No. 011-34457) Exhibit 2.1).

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

10.6	Julius Baer Holding Ltd. Shareholders Agreement (incorporated by reference to Amendment No. 7 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 10.7).

10.7	Form of Younes Shareholders Agreement (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 10.8).

10.8	Form of Employment Agreement with Richard Pell (incorporated by reference to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 10.9.).

10.9	Amended and Restated Employment Agreement with Francis Harte (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 28, 2011 (File No. 001-34457) Exhibit 10.2).

10.10	Amended and Restated Employment Agreement with Tony Williams (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 28, 2011 (File No. 001-34457) Exhibit 10.1).

10.11	Form of Employment Agreement with Rudolph-Riad Younes (incorporated by reference to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 10.13).

92 Artio Global Investors Inc. 2012 Annual Report

Exhibit Number	Description
10.12	Form of Stock Repurchase Agreement (incorporated by reference to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 10.14).

10.13	Form of Pell Shareholders Agreement (incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 10.15).

10.14	Artio Global Investors Inc. 2009 Stock Incentive Plan (incorporated by reference to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 10.16).

10.15	Artio Global Investors Inc. Management Incentive Plan (incorporated by reference to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-149178) Exhibit 10.17).

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

10.21
Amended and Restated Tax Receivable Agreement, dated February 13, 2013, by and among Artio Global Investors Inc., Aberdeen Asset Management Inc., Aberdeen, Artio Global Holdings LLC, Richard C. Pell and Rudolph-Riad Younes (incorporated by reference from the Company's Current Report on Form 8-K filed on February 15, 2013 (File No. 011-34457) Exhibit 10.1).

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

Artio Global Investors Inc. 2012 Annual Report 93

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTIO GLOBAL INVESTORS INC.
By:	/s/ Francis Harte
	Name:	Francis Harte
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 4, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Anthony Williams	Director, Chief Executive Officer (Principal Executive Officer)	March 4, 2013
Anthony Williams

/s/ Richard Pell	Director, Chief Investment Officer	March 4, 2013
Richard Pell

/s/ Francis Ledwidge	Director, Chairman	March 4, 2013
Francis Ledwidge

/s/ Robert Jackson	Director	March 4, 2013
Robert Jackson

/s/ Duane Kullberg	Director	March 4, 2013
Duane Kullberg

/s/ Christopher Wright	Director	March 4, 2013
Christopher Wright

94 Artio Global Investors Inc. 2012 Annual Report