Form 10-Q
period 2013-03-31
Artio Global Investors Inc.
filed 2013-05-06
CIK 1419178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

As of April 30, 2013, there were 60,548,105 shares outstanding of the registrant’s Class A common stock, par value $0.001 per share, and no shares outstanding of the registrant’s Class B common stock, par value $0.001 per share, or Class C common stock, par value $0.01 per share.

ARTIO GLOBAL INVESTORS INC.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Consolidated Statements of Financial Position
(Unaudited)

	As of
(in thousands, except for share amounts)	March 31, 2013	December 31, 2012
ASSETS
Cash	$68,574	$91,751
Investments, at fair value:
Artio Global funds held for deferred compensation	10,186	10,149
Investments owned by the Consolidated Investment Products (including $3,060 in 2013 and $4,265 in 2012 pledged as collateral for debt)	49,810	53,191
Fees receivable and accrued fees, net of allowance for doubtful accounts	9,322	12,158
Deferred taxes, net of valuation allowance of $180,486 in 2013 and $178,483 in 2012	9,798	16,140
Income taxes receivable	15,268	9,896
Due from brokers	13,384	13,450
Other assets	10,293	9,865
Total assets	$186,635	$216,600

LIABILITIES AND EQUITY
Liability under total return swap	$2,921	$4,104
Accrued compensation and benefits	11,123	27,637
Accounts payable and accrued expenses	7,066	5,167
Investments sold, not yet purchased by the Consolidated Investment Products, at fair value	2,062	2,483
Accrued income taxes payable	1,443	2,232
Due under tax receivable agreement	9,985	14,498
Due to brokers	4,209	4,756
Other liabilities	2,082	1,635
Total liabilities	40,891	62,512

Commitments and contingencies (Note 13)

Class A common stock (500,000,000 shares authorized, 2013 – 60,548,105 shares issued and outstanding; 2012 – 60,009,073 shares issued and outstanding)	60	60
Additional paid-in capital	665,633	662,529
Accumulated deficit	(532,293)	(521,551)
Total stockholders’ equity	133,400	141,038
Non-controlling interests	12,344	13,050
Total equity	145,744	154,088
Total liabilities and equity	$186,635	$216,600

See accompanying notes to unaudited consolidated financial statements.

Artio Global Investors Inc. First Quarter 2013 Form 10-Q 3

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share information)	2013	2012
Revenues and other operating income:
Investment management fees	$15,336	$42,771
Net gains on funds held for deferred compensation	299	1,160
Foreign currency losses	(39)	(1)
Total revenues and other operating income	15,596	43,930

Expenses:
Employee compensation and benefits	14,551	22,334
Shareholder servicing and marketing	1,941	3,624
General and administrative	10,718	9,738
Total expenses	27,210	35,696
Operating income (loss) before income tax expense	(11,614)	8,234
Non-operating income (loss):
The Consolidated Investment Products and other seed money investments:
Interest income, net	501	934
Net gains	1,139	2,081
Expenses	(141)	(13)
Total	1,499	3,002
Interest income (expense), net	180	(435)
Reduction in liability under tax receivable agreement	5	—
Other expense	(3)	(11)
Total non-operating income	1,681	2,556
Income (loss) before income tax expense	(9,933)	10,790
Income taxes	270	5,322
Net income (loss)	(10,203)	5,468
Net income attributable to non-controlling interests in Holdings	—	190
Net income attributable to non-controlling interests in the Consolidated Investment Products	539	678
Net income (loss) attributable to Artio Global Investors	$(10,742)	4,600

Per share information:
Basic net income (loss) attributable to Artio Global Investors	$(0.18)	$0.08
Diluted net income (loss) attributable to Artio Global Investors	$(0.18)	$0.08

Weighted average shares used to calculate per share information:
Basic	60,350	58,193
Diluted	60,350	58,475

Dividends per basic share declared	$—	$0.06

See accompanying notes to unaudited consolidated financial statements.

4 Artio Global Investors Inc. First Quarter 2013 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
(Unaudited)

(in thousands, except per share information)	Class A Common Stock (par value $0.001)	Class B Common Stock (par value $0.001)	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stock- holders’ Equity	Non- controlling Interests in Holdings	Non- controlling Interests in the Consolidated Investment Products	Total Equity
Balance as of January 1, 2012	$58	$1	$629,553	$(466,782)	$162,830	$1,857	$13,581	$178,268
Net income	—	—	—	4,600	4,600	190	678	5,468
Share-based payments:
Amortization	—	—	4,542	—	4,542	—	—	4,542
Dividend equivalents	—	—	215	(215)	—	—	—	—
Capital contributions from non- controlling interests	—	—	—	—	—	—	151	151
Distribution to non-controlling interests	—	—	—	—	—	(249)	—	(249)
Cash dividends paid ($0.06 per share)	—	—	—	(3,497)	(3,497)	—	—	(3,497)
Balance as of March 31, 2012	$58	$1	$634,310	$(465,894)	$168,475	$1,798	$14,410	$184,683

Balance as of January 1, 2013	$60	$—	$662,529	$(521,551)	$141,038	$—	$13,050	$154,088
Net loss	—	—	—	(10,742)	(10,742)	—	539	(10,203)
Share-based payments:
Directors’ awards	—	—	80	—	80	—	—	80
Amortization	—	—	3,031	—	3,031	—	—	3,031
Forfeitures	—	—	(7)	—	(7)	—	—	(7)
Distribution to non-controlling interests	—	—	—	—	—	—	(1,245)	(1,245)
Balance as of March 31, 2013	$60	$—	$665,633	$(532,293)	$133,400	$—	$12,344	$145,744

See accompanying notes to unaudited consolidated financial statements.

Artio Global Investors Inc. First Quarter 2013 Form 10-Q 5

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2013	2012
Cash flows from operating activities:
Net income (loss)	$(10,203)	$5,468
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	608	598
Deferred compensation	1,075	1,905
Share-based compensation	3,104	4,542
Deferred income taxes	6,342	4,905
Interest accrued on investments and accretion and amortization of premium and discount	84	—
(Gains)/losses on investments	(338)	(3,241)
Changes in assets and liabilities:
Purchases by the Consolidated Investment Products and of other seed money investments	(8,480)	(32,300)
Proceeds from sales or maturities by the Consolidated Investment Products and from other seed money investments	11,952	18,170
Fees receivable and accrued fees, net of allowance for doubtful accounts	2,836	4,002
Income taxes receivable	(5,372)	(1,962)
Due from brokers	66	—
Other assets	(942)	(6,783)
Debt of the Consolidated Investment Products	—	10,622
Accrued compensation and benefits	(17,589)	(27,436)
Accounts payable and accrued expenses	1,938	(585)
Accrued income taxes payable	(789)	(13)
Due under tax receivable agreement	(4,513)	(6,981)
Due to brokers	(547)	9,593
Other liabilities	(111)	(321)
Net cash used in operating activities	(20,879)	(19,817)

Cash flows from investing activities:
Purchase of Artio Global funds held for deferred compensation	(5,012)	(4,401)
Proceeds from redemptions of Artio Global funds held for deferred compensation	5,275	4,971
Purchase of fixed assets	(94)	(190)
Net cash provided by investing activities	169	380

6 Artio Global Investors Inc. First Quarter 2013 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2013	2012
Cash flows from financing activities:
Repayments of borrowing under term credit facility	—	(37,500)
Repayments under the total return swap	(1,183)	—
Distributions paid to non-controlling interests in Holdings	—	(249)
Distributions paid to non-controlling interests in the Consolidated Investment Products	(1,245)	—
Contributions from non-controlling interests in the Consolidated Investment Products	—	151
Cash dividends paid	—	(3,497)
Net cash used in financing activities	(2,428)	(41,095)

Effect of exchange rates on cash	(39)	(1)
Net decrease in cash	(23,177)	(60,533)
Cash:
Beginning of period	91,751	110,252
End of period	$68,574	$49,719

Cash paid during period for:
Income taxes, net of refunds	$(8)	$2,392
Interest expense	—	310

See accompanying notes to unaudited consolidated financial statements.

Artio Global Investors Inc. First Quarter 2013 Form 10-Q 7

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.  Organization and Description of Business

Artio Global Investors Inc. (“Investors” or the “Company”) and subsidiaries (collectively, “we,” “us” or “our”) comprises Investors and its subsidiaries, including Artio Global Holdings LLC (“Holdings”), an intermediate holding company that owns Artio Global Management LLC (“Investment Adviser”), a registered investment adviser under the Investment Advisers Act of 1940, as amended; Artio Global Institutional Services LLC, which was deregistered as a limited-purpose broker-dealer in the first quarter of 2013; and certain investment vehicles we consolidate because we have a controlling financial interest in them (the “Consolidated Investment Products”). The Consolidated Investment Products have investors whose interests are reflected as Non-controlling interests in the Consolidated Investment Products in the consolidated financial statements.

On February 14, 2013, we announced that we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Aberdeen Asset Management PLC, a public limited company organized under the laws of the United Kingdom (“Aberdeen”), and Guardian Acquisition Corporation, a Delaware corporation and an indirect wholly owned subsidiary of Aberdeen (“Merger Subsidiary”), pursuant to which Aberdeen, subject to certain conditions, will acquire all of our outstanding Class A common stock for $2.75 in cash per share.

We currently expect to complete the proposed merger by the end of the second quarter of 2013, pending the approval of the merger by our stockholders. The merger is also subject to a number of additional conditions and regulatory approvals, including, but not limited to, approval of a new advisory agreement by certain of our mutual fund shareholders. (see Note 12. Acquisition by Aberdeen).

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

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (”U.S. GAAP”). These principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities (including contingent liabilities), revenues, and expenses as of the date of the consolidated financial statements. Actual results could differ from those estimates and may have a material effect on the consolidated financial statements.

Our interim consolidated financial statements are unaudited. Interim results reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results. Revenues and other operating income, Total non-operating income (loss) and Net income (loss) can vary significantly from quarter to quarter due to the nature of our business activities. The financial results of interim periods may not be indicative of the financial results for the entire year.

As part of the preparation of the interim consolidated financial statements, we performed an evaluation of subsequent events occurring after the Consolidated Statement of Financial Position date of March 31, 2013, through to the date the interim consolidated financial statements were issued.

These statements should be read in conjunction with our consolidated financial statements and related notes as of December 31, 2012, and for the three years then ended, included in our 2012 Annual Report on Form 10-K.

8 Artio Global Investors Inc. First Quarter 2013 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 2.  Stockholders’ Equity

The table below sets forth the number of shares of Class A common stock issued and outstanding as of December 31, 2012, and March 31, 2013.

(in thousands)	Class A Common Stock
As of December 31, 2012(b)	60,009
Activity:
Restricted stock units vested	499
Shares issued to the independent directors(a)	40
As of March 31, 2013(b)	60,548

(a)	Represents the 39,801 shares of fully vested Class A common stock (subject to transfer restrictions) that were awarded to a new independent director during the three months ended March 31, 2013.

(b)
The table does not reflect 3.5 million restricted stock units and shares awarded to certain employees as of December 31, 2012, and 5.6 million awarded to certain employees as of March 31, 2013 (see Note 8. Share-Based Payments). Each restricted stock unit or share represents the right to receive one share of unrestricted Class A common stock upon vesting.

In December 2010, our Board of Directors authorized a share repurchase program of up to 3.0 million shares of our common stock. As of March 31, 2013, we retain the authority to purchase up to an aggregate of 2,226,061 shares of our Class A common stock through December 31, 2013. Pursuant to the terms of the Merger Agreement, Investors may not repurchase its Class A common stock without consent from Aberdeen, except in connection with the terms of share-based payments.

As of March 31, 2013, and December 31, 2012, there were 50 million shares of Investors’ Class B common stock, par value $0.001, authorized and no shares issued or outstanding, and 210 million shares of Investors’ Class C common stock, par value $0.01, authorized and no shares issued or outstanding.

Note 3.  Consolidated Investment Products

From time to time we make seed money investments in the vehicles we manage. We evaluate these investment vehicles for consolidation. They are consolidated if they are (i) variable interest entities; and we are the primary beneficiary, or (ii) voting rights entities, and we have a controlling financial interest.

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

Artio Global Investors Inc. First Quarter 2013 Form 10-Q 9

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

A condensed consolidating statement of financial position as of March 31, 2013, including balances attributable to the Consolidated Investment Products, is as follows:

(in thousands)	Before Consolidation (a)	Consolidated Investment Products	Eliminations	Artio Global Investors Inc. and Subsidiaries Consolidated
Assets:
Cash	$66,641	$1,933	$—	$68,574
Investments, at fair value	10,186	49,810	—	59,996
Investment in the Consolidated Investment Products	45,765		(45,765)
Other assets	41,282	16,783	—	58,065
Total assets	$163,874	$68,526	$(45,765)	$186,635

Liabilities and Equity:
Liabilities under the total return swap	$—	$2,921	$—	$2,921
Investments sold, not yet purchased by the Consolidated Investment Products, at fair value	—	2,062	—	2,062
Other liabilities	30,474	5,434	—	35,908
Total liabilities	30,474	10,417	—	40,891

Members’ equity		33,652	(33,652)	—
Net asset value		24,457	(24,457)	—
Common stock	60		—	60
Additional paid-in capital	665,633		—	665,633
Accumulated deficit	(532,293)		—	(532,293)
Total stockholders’ equity	133,400	58,109	(58,109)	133,400
Non-controlling interests	—		12,344	12,344
Total equity	133,400	58,109	(45,765)	145,744
Total liabilities and equity	$163,874	$68,526	$(45,765)	$186,635

(a)	Represents Artio Global Investors Inc. and subsidiaries with the investment in the Consolidated Investment Products accounted for under the equity method.

10 Artio Global Investors Inc. First Quarter 2013 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

A condensed consolidating statement of financial position as of December 31, 2012, including balances attributable to the Consolidated Investment Products, is as follows:

(in thousands)	Before Consolidation (a)	Consolidated Investment Products	Eliminations	Artio Global Investors Inc. and Subsidiaries Consolidated
Assets:
Cash	$90,854	$897	$—	$91,751
Investments, at fair value	10,149	53,191	—	63,340
Investment in the Consolidated Investment Products	44,717		(44,717)
Other assets	45,868	15,641	—	61,509
Total assets	$191,588	$69,729	$(44,717)	$216,600

Liabilities and Equity:
Liabilities under total return swap	$—	$4,104	$—	$4,104
Investments sold, not yet purchased by the Consolidated Investment Products, at fair value	—	2,483	—	2,483
Other liabilities	50,550	5,375	—	55,925
Total liabilities	50,550	11,962	—	62,512

Members’ equity		32,128	(32,128)	—
Net asset value		25,639	(25,639)	—
Common stock	60		—	60
Additional paid-in capital	662,529		—	662,529
Accumulated deficit	(521,551)		—	(521,551)
Total stockholders’ equity	141,038	57,767	(57,767)	141,038
Non-controlling interests	—		13,050	13,050
Total equity	141,038	57,767	(44,717)	154,088
Total liabilities and equity	$191,588	$69,729	$(44,717)	$216,600

(a)	Represents Artio Global Investors Inc. and subsidiaries with the investment in the Consolidated Investment Products accounted for under the equity method.

Artio Global Investors Inc. First Quarter 2013 Form 10-Q 11

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

A condensed consolidating statement of operations for three months ended March 31, 2013 and 2012, including amounts attributable to the Consolidated Investment Products, is as follows:

(in thousands)	Before Consolidation (a)	Consolidated Investment Products	Eliminations	Artio Global Investors Inc. and Subsidiaries Consolidated
For the three months ended March 31, 2013:
Total revenues and other operating income	$15,593	$—	$3	$15,596
Total expenses	27,210	—	—	27,210
Operating income (loss) before income tax expense	(11,617)	—	3	(11,614)
Non-operating income:
Equity in earnings of the Consolidated Investment Products	1,048		(1,048)	—
Other	97	1,587	(3)	1,681
Total non-operating income	1,145	1,587	(1,051)	1,681
Income (loss) before income tax expense	(10,472)	1,587	(1,048)	(9,933)
Income taxes	270	—	—	270
Net income (loss)	(10,742)	1,587	(1,048)	(10,203)
Net income attributable to non-controlling interests	—	—	539	539
Net income (loss), excluding non-controlling interests	$(10,742)	$1,587	$(1,587)	$(10,742)

For the three months ended March 31, 2012:
Total revenues and other operating income	$43,904	$—	$26	$43,930
Total expenses	35,696	—	—	35,696
Operating income before income tax expense	8,208	—	26	8,234
Non-operating income:
Equity in earnings of the Consolidated Investment Products	1,883		(1,883)	—
Other	21	2,561	(26)	2,556
Total non-operating income	1,904	2,561	(1,909)	2,556
Income before income tax expense	10,112	2,561	(1,883)	10,790
Income taxes	5,322	—	—	5,322
Net income	4,790	2,561	(1,883)	5,468
Net income attributable to non-controlling interests	190	—	678	868
Net income, excluding non-controlling interests	$4,600	$2,561	$(2,561)	$4,600

(a)	Represents Artio Global Investors Inc. and subsidiaries with the investment in the Consolidated Investment Products accounted for under the equity method.

12 Artio Global Investors Inc. First Quarter 2013 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

A condensed consolidating statement of cash flows for the three months ended March 31, 2013 and 2012, including balances attributable to the Consolidated Investment Products, is as follows:

(in thousands)	Before Consolidation	Consolidated Investment Products	Eliminations	Artio Global Investors Inc. and Subsidiaries Consolidated
For the three months ended March 31, 2013:
Net cash provided by (used in) operating activities	$(24,343)	$3,464	$—	$(20,879)
Net cash provided by investing activities	169	—	—	169
Net cash provided by (used in) financing activities	—	(2,428)	—	(2,428)
Effect of exchange rates on cash	(39)	—	—	(39)
Net decrease in cash	(24,213)	1,036	—	(23,177)
Cash - beginning of period	90,854	897	—	91,751
Cash - end of period	$66,641	$1,933	$—	$68,574

For the three months ended March 31, 2012:
Net cash provided by (used in) operating activities	$(20,717)	$900	$—	$(19,817)
Net cash provided by investing activities	380	—	—	380
Net cash provided by (used in) financing activities	(41,245)	150	—	(41,095)
Effect of exchange rates on cash	(1)	—	—	(1)
Net increase (decrease) in cash	(61,583)	1,050	—	(60,533)
Cash - beginning of period	108,518	1,734	—	110,252
Cash - end of period	$46,935	$2,784	$—	$49,719

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

	Three Months Ended March 31,
(in thousands)	2013	2012
Funds’ investment management fees	$10,301	$24,837
Sub-advisory investment management fees on GAM-sponsored funds	362	367

Fees receivable related to investment management fees are included in Fees receivable and accrued fees, net of allowance for doubtful accounts on the Consolidated Statement of Financial Position as follows:

	As of
(in thousands)	March 31, 2013	December 31, 2012
Funds’ investment management fees	$2,974	$3,965
Sub-advisory investment management fees on GAM-sponsored funds	402	421

Artio Global Investors Inc. First Quarter 2013 Form 10-Q 13

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Tax Receivable Agreement

We have a tax receivable agreement, which was amended and restated in February 2013 in connection with the proposed merger, that requires us to share certain tax benefits with Richard Pell, our Chief Investment Officer (“Pell”), and Rudolph-Riad Younes, our Head of International Equity (“Younes,” together with Pell, the “Principals”).

During the three months ended March 31, 2013, we made an aggregate payment of approximately $4.5 million to the Principals pursuant to this agreement for the liability relating to the 2012 tax returns.

Other Related Party Transactions

Investors sponsors the non-contributory qualified defined contribution 401(k) plan (which covers most employees) and the supplemental non-qualified defined contribution plan, and manages the assets of those plans at no cost to the plans.

Note 5. Investments, at Fair Value and Investments Sold, Not Yet Purchased by the Consolidated Investment Products, at Fair Value

Investments, at fair value, as of March 31, 2013 and December 31, 2012, consist of the following:

	As of
(in thousands)	March 31, 2013	December 31, 2012
Artio Global funds held for deferred compensation:
Artio Global funds	$10,186	$10,149
Total Artio Global funds held for deferred compensation	$10,186	$10,149
Investments owned by the Consolidated Investment Products:
Equity securities	$3,473	$3,766
Fixed income investments:
Corporate bonds	23,965	24,291
Sovereign and international financial organization debt	17,259	19,028
Term loans	3,807	5,372
Warrants	173	182
Asset-backed securities	410	220
Resell agreements	723	332
Total investments owned by the Consolidated Investment Products	$49,810	$53,191
Investments sold, not yet purchased by the Consolidated Investment Products:
Fixed income investments:
Corporate bonds	$(2,062)	$(2,483)
Total investments sold, not yet purchased by the Consolidated Investments Products	$(2,062)	$(2,483)

One of our consolidated investment vehicles entered into a total return swap with an external counterparty. At inception, we accounted for the swap as a financing transaction since the reference portfolio comprised investments we owned. Accordingly, those investments are included in Investments, at fair value: Investments owned by the Consolidated Investment Products and the cash collateral we received under the terms of the swap is included as a collateralized loan in Liability under total return swap in the Consolidated Statement of Financial Position. Subsequent purchases under the total return swap are accounted for as an off-balance sheet derivative.

Term loans includes $3.1 million as of March 31, 2013, and $4.3 million as of December 31, 2012, that comprise part of a reference portfolio for the total return swap. The counterparty to the swap is not obligated to hold these investments and may dispose of them. The collateralized loan associated with the on-balance sheet portion of the swap outstanding as of March 31,

14 Artio Global Investors Inc. First Quarter 2013 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

2013, was $2.9 million and as of December 31, 2012, was $4.1 million, and is included in Liability under total return swap in the Consolidated Statement of Financial Position.

Net gains (losses) for the quarters ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,
(in thousands)	2013	2012
Net gains on Artio Global funds held for deferred compensation	$299	$1,160
Less: Net gains on redeemed Artio Global funds held for deferred compensation	448	553
Unrealized gains (losses) on Artio Global funds held for deferred compensation	$(149)	$607

Net gains (losses) – the Consolidated Investment Products and other seed money investments:
Net gains on investments of the Consolidated Investment Products	$1,139	$1,615
Less: Net gains (losses) on investments of the Consolidated Investment Products sold or matured	563	(1,148)
Unrealized gains on investments of the Consolidated Investment Products	$576	$2,763

Net gains on other seed money investments	$—	$466
Less: Net gains on other seed money investments sold, matured or redeemed	—	15
Unrealized gains on other seed money investments	$—	$451

Total net gains – the Consolidated Investment Products and other seed money investments	$1,139	$2,081
Less: Total net gains (losses) on the Consolidated Investment and other seed money investments sold, matured or redeemed	563	(1,133)
Total unrealized gains on the Consolidated Investment Products and other seed money investments	$576	$3,214

The Consolidated Investment Products’ investment income, including unrealized gains and losses and income from derivative contracts, is recorded in Non-operating income (loss): The Consolidated Investment Products and other seed money investments: Net gains (losses) in the Consolidated Statement of Operations and is derived from the following investment categories:

	Three Months Ended March 31,
(in thousands)	2013	2012
Equity securities	$64	$198
Fixed income investments:
Corporate bonds	266	895
Sovereign and international financial organization debt	(98)	908
Term loans	367	420
Warrants	(10)	47
Asset-backed securities	8	—
Total return swap	794	—
Credit default swaps	(396)	(521)
Interest rate swaps	17	—
Foreign exchange contracts	19	(136)
Options	9	(190)
Other	99	(6)
Total net gains – the Consolidated Investment Products	$1,139	$1,615

Artio Global Investors Inc. First Quarter 2013 Form 10-Q 15

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Our investments as of March 31, 2013, are valued using prices as follows:

(in thousands)	Total	Level 1 Quoted Prices	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs
Artio Global funds held for deferred compensation:
Artio Global funds	$10,186	$10,186	$—	$—
Total Artio Global funds held for deferred compensation	$10,186	$10,186	$—	$—
Investments owned by the Consolidated Investment Products:
Investments owned by the Consolidated Investment Products:
Equity securities	$3,473	$1,962	$1,469	$42
Fixed income investments:
Corporate bonds	23,965	392	23,573	—
Sovereign and international financial organization debt	17,259	—	17,259	—
Term loans	3,807	—	3,807	—
Warrants	173	173	—	—
Asset-backed securities	410	—	410	—
Resell agreements	723	—	723	—
Total investments owned by the Consolidated Investment Products	$49,810	$2,527	$47,241	$42
Investments sold, not yet purchased by the Consolidated Investments Products:
Fixed income investments:
Corporate bonds	$(2,062)	$—	$(2,062)	$—
Total investments sold, not yet purchased by the Consolidated Investment Products	$(2,062)	$—	$(2,062)	$—

16 Artio Global Investors Inc. First Quarter 2013 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Our investments as of December 31, 2012, are valued using prices as follows:

(in thousands)	Total	Level 1 Quoted Prices	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs
Artio Global funds held for deferred compensation:
Artio Global funds	$10,149	$10,149	$—	$—
Total Artio Global funds held for deferred compensation	$10,149	$10,149	$—	$—
Investments owned by the Consolidated Investment Products:
Equity securities	$3,766	$2,268	$1,457	$41
Fixed income investments:
Corporate bonds	24,291	—	24,291	—
Sovereign and international financial organization debt	19,028	—	19,028	—
Term loans	5,372	—	4,375	997
Warrants	182	182	—	—
Asset-backed securities	220	—	220	—
Resell agreements	332	—	332	—
Total investments owned by the Consolidated Investment Products	$53,191	$2,450	$49,703	$1,038
Investments sold, not yet purchased by the Consolidated Investments Products:
Fixed income investments:
Corporate bonds	$(2,483)	$—	$(2,483)	$—
Total investments sold, not yet purchased by the Consolidated Investment Products	$(2,483)	$—	$(2,483)	$—

Derivative contracts, which are included in Other assets and Other liabilities on the Consolidated Statement of Financial Position, are valued using Level 2 inputs.

There were no transfers between Level 1 and Level 2 securities.

Artio Global Investors Inc. First Quarter 2013 Form 10-Q 17

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Significant changes in Level 3 securities are as follows:

	As of March 31,
(in thousands)	2013	2012
Equity securities owned by the Consolidated Investment Products:
Beginning of period	$41	$52
Net gains (losses) during the period	1	(16)
End of period	$42	$36
Equity securities – total gains (losses) for the year attributable to the change in unrealized gains or losses relating to assets still held as of the end of the period	$1	$(39)

Corporate bonds owned by the Consolidated Investment Products:
Beginning of period	$—	$413
Transfers to Level 2	—	(159)
Net losses during the period	—	(218)
End of period	$—	$36
Corporate bonds – total losses for the year attributable to the change in unrealized gains or losses relating to assets still held as of the end of the period	$—	$(5)

Term loans owned by the Consolidated Investment Products:
Beginning of period	$997	$947
Purchases	—	1,919
Sales	(998)	(966)
Amortization	(9)	—
Net gains during the period	10	2
End of period	$—	$1,902
Term loans – total losses for the year attributable to the change in unrealized gains or losses relating to assets still held as of the end of the period	$—	$(15)

The transfers from Level 3 to Level 2 were due to the availability of an additional external observable pricing source.

We use a market-yield analysis approach to value our Level 3 term loan investments. We consider the number of contributors used by an authorized pricing service for their valuation of a particular asset a direct reflection of liquidity. If an authorized pricing service reports using only one indicator quote, we classify the asset as Level 3. We review prices obtained from the authorized pricing services, using our own observations of market yields for similar instruments, for yield and reasonableness. Based on our internal review, the pricing committee may revalue the loans if it believes the pricing service valuation does not reflect our observations of market yields. As of March 31, 2013, they did not revalue any loans.

18 Artio Global Investors Inc. First Quarter 2013 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 6.  Derivative Contracts

The Consolidated Investment Products employ credit default swaps, total return swaps, foreign exchange contracts and options contracts as part of their trading strategies and are accounted for as trading products.

	Notional/Nominal Amounts as of		Average Notional/Nominal Amount Outstanding for the Three Months Ending
(in thousands)	March 31, 2013	December 31, 2012	March 31, 2013	March 31, 2012
Credit default swaps	$898	$20,490	$725	$15,187
Total return swap	42,104	37,878	39,991	—
Interest rate swaps	30,000	30,000	30,000	—
Foreign exchange contracts	13,374	12,016	11,092	16,486
Option contracts	—	9	3	6,120

Fair value of derivative contracts as of March 31, 2013 and December 31, 2012, is as follows:

	Assets		Liabilities
(in thousands)	Statement of Financial Position Location	Fair Value	Statement of Financial Position Location	Fair Value
As of March 31, 2013:
Credit default swaps	Other assets	$340	Other liabilities	$558
Total return swap	Other assets	1,578
Interest rate swaps			Other liabilities	2
Foreign exchange contracts	Other assets	142	Other liabilities	16

As of December 31, 2012:
Credit default swaps	Other assets	$180
Total return swap	Other assets	785
Interest rate swaps			Other assets	$19
Foreign exchange contracts	Other assets	78	Other liabilities	44
Option contracts			Other liabilities	9

Please see Note 5. Investments, at Fair Value and Investments Sold, Not Yet Purchased by the Consolidated Investment Products, at Fair Value for income from derivative contracts that is included in investment income by investment categories.

Note 7.  Debt

Certain Consolidated Investment Products employ leverage to finance their investments. The leverage primarily takes the form of a total return swap on selected assets. Interest under the total return swap includes an implicit interest rate based on LIBOR plus a range of 115 to 125 basis points with a maximum portfolio book value of $100.0 million, and minimum portfolio book values ranging from $35.0 million to $75.0 million, based on the number of days since the inception of the total return swap. As of March 31, 2013, interest was computed on the greater of the actual reference portfolio book value of $38.2 million or the then applicable minimum portfolio book value of $75.0 million under the total return swap agreement. The designated maturity of the total return swap is monthly and has a scheduled ramp-down after 18 months, which occurs in July 2013. The borrowing arrangement is currently collateralized by investments held in a reference portfolio. The counterparty to the swap is not obligated to offset portfolio risk by retaining or purchasing the underlying loans in the reference portfolio.

The fair value of the liability under the total return swap on our Consolidated Statement of Financial Position approximates its contract value as the debt is short-term with a floating interest rate and is categorized as Level 2.

Artio Global Investors Inc. First Quarter 2013 Form 10-Q 19

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 8.  Share-Based Payments

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

Activity under the Plan has been as follows:

Units/Shares
Available for grant at inception	9,700,000
Restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) granted, including dividend equivalents	(8,824,360)
Fully vested restricted stock granted to independent directors	(162,100)
RSUs forfeited, including dividend equivalents	1,059,839
Available for grant as of March 31, 2013	1,773,379

20 Artio Global Investors Inc. First Quarter 2013 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Certain of the RSUs we have granted have only service conditions, while others have performance or market conditions.

Awards Having Only Service Conditions

	Weighted-Average Grant Date Fair Value	Number of RSUs and RSAs	RSU and RSA Dividend Equivalents
Granted and unvested as of December 31, 2012(a)	$15.32	1,924,744	112,251
Grants:
RSUs	2.00	2,678,401
Dividend equivalents			—
Vesting:
RSUs	10.16	(475,574)
Dividend equivalents			(23,736)
Forfeitures:
RSUs	2.01	(62,189)
Dividend equivalents			—
Granted and unvested as of March 31, 2013(a)	7.35	4,065,382	88,515

Granted and unvested as of December 31, 2011(a)	$22.02	1,822,079	66,562
Grants:
RSUs	4.42	875,143
Dividend equivalents			30,708
Vesting:
RSUs	17.63	(219,296)
Dividend equivalents			(6,594)
Forfeitures:
RSUs	22.87	(33,928)
Dividend equivalents			(1,541)
Granted and unvested as of March 31, 2012(a)	16.94	2,443,998	89,135

(a)
In 2012, the Board approved the elimination of the service requirement for all unvested RSU grants made at the time of our initial public offering. These RSU awards will continue to vest in accordance with the previously existing schedule. These RSUs awards and RSU awards that meet retirement eligibility requirements are participating securities for purposes of computing earnings per share.

Compensation expense related to the amortization of RSU and RSA grants is included in Employee compensation and benefits on the Consolidated Statement of Operations and was $1.3 million for the three months ended March 31, 2013, and $3.5 million for the three months ended March 31, 2012. As of March 31, 2013, total unrecognized compensation expense related to RSU grants was approximately $6.6 million with a weighted-average amortization period of 2.3 years.

Awards Having Performance or Market Conditions

In 2011, we adopted a long-term incentive program (the “ LTIP”). Awards issued pursuant to the LTIP are in the form of RSUs and granted pursuant to the overall Plan. LTIP awards are subject to either performance- or market-based conditions. Our market-based LTIP awards have a change of control feature that causes the computation of the award to occur as of the day before the effective date of a change of control.

Artio Global Investors Inc. First Quarter 2013 Form 10-Q 21

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

	Weighted-Average Grant Date Fair Value(a)	Number of LTIP RSUs	Future Grant Date LTIP RSUs	LTIP RSU Dividend Equivalents
LTIP RSUs as of December 31, 2012	$10.23	1,357,596	11,479	81,441
Grant date fair value set	—	—	—
Dividend equivalents				—
Forfeitures:
RSUs	—	—	—
Dividend equivalents				—
LTIP RSUs as of March 31, 2013	10.23	1,357,596	11,479	81,441

LTIP RSUs as of December 31, 2011	$14.81	1,759,668	178,695	48,879
Grant date fair value set	6.12	71,304	(71,304)
Dividend equivalents				24,097
Forfeitures:
RSUs	14.81	(15,954)	(33,929)
Dividend equivalents				(1,888)
LTIP RSUs as of March 31, 2012	11.91	1,815,018	73,462	71,088

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

Compensation expense related to the LTIP RSU grants is included in Employee compensation and benefits in the Consolidated Statement of Operations and was $1.7 million for the three months ended March 31, 2013, and $1.0 million for the three months ended March 31, 2012. Based on current probability assumptions, as of March 31, 2013, total unrecognized compensation expense related to LTIP RSU grants was approximately $2.6 million with a weighted-average amortization period of 1.0 years.

Note 9.  Income Taxes

A summary of the provisions for income taxes is as follows:

	Three Months Ended March 31,
(in thousands)	2013	2012
Current:
Federal	$(5,381)	$154
State and local	(691)	263
Total	(6,072)	417
Deferred:
Federal	4,169	3,898
State and local	2,173	1,007
Total	6,342	4,905
Income tax expense	$270	$5,322

Our net deferred tax assets includes $3.0 million related to amortization of RSUs awards at the time of our initial public offering (“IPO”) that vest after March 31, 2013. Deferred tax benefits on amortization of RSU awards are recorded based on the grant-date fair value of the awards ($26.25 per share). The actual tax benefit upon vesting is based on our stock price on the date the awards vest. If the stock price on vesting date is less than the grant-date fair value, the excess deferred tax benefit on the awards will be charged to Income taxes in the Consolidated Statement of Operations.

22 Artio Global Investors Inc. First Quarter 2013 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

As of March 31, 2013, the grant-date fair value of unvested RSU awards made at the time of our IPO was significantly in excess of our stock price on that date. If these awards vest at prices below the grant-date fair values, the related deferred tax benefits will be partially unrecoverable and that amount, which is only partly covered by a valuation allowance, could be material.

Reconciliations between the Federal statutory tax rate of 35% and the effective tax rates are as follows:

	Three Months Ended March 31,
(in percentages)	2013	2012
Federal statutory rate	35%	35%
State and local, net of Federal benefit, and other	5	5
Non-controlling interests	2	(3)
Permanent differences:
Valuation allowance	(22)	—
Vesting of RSUs(a)	(16)	10
Release of unrecognized tax benefit	5	—
Project costs associated with the pending transaction with Aberdeen	(14)	—
Other	2	2
Total	(3)%	49%

Note - Due to a net loss for the three months ended March 31, 2013, the effective tax rates are reflected in reverse.

(a)
We wrote down the carrying value of the deferred tax asset by $1.6 million for the three months ended March 31, 2013, and $1.2 million for the three months ended March 31, 2012, due to the vesting of RSUs at a price lower than their grant-date price.

Other permanent differences consist of the non-deductible portion of meals, entertainment, gifts and certain costs related to the secondary offering.

As of March 31, 2013, $0.3 million of unrecognized tax benefits, if recognized, would affect the effective tax rate.

A reconciliation of the change in unrecognized tax benefits is as follows:

(in thousands)
Balance, January 1, 2012	$3,177
Additions (reductions) for tax provisions of prior years	(274)
Additions based on tax provisions related to current year	—
Reductions for settlements with taxing authorities	(1,181)
Lapse of statute of limitations	(620)
Balance, December 31, 2012	1,102
Additions (reductions) for tax provisions of prior years	—
Additions based on tax provisions related to current year	—
Reductions for settlements with taxing authorities	(790)
Lapse of statute of limitations	—
Balance, March 31, 2013	$312

We believe that it is reasonably possible that there will be a decrease of up to $0.3 million in unrecognized tax benefits within the upcoming year due to completion of examinations.

For the three months ended March 31, 2013 and 2012, there were no material charges related to interest and penalties for unrecognized tax benefits.

Artio Global Investors Inc. First Quarter 2013 Form 10-Q 23

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Tax years 2009 to the present are open for examination by Federal, state and local tax authorities. We are currently under examination by New York City tax authorities for the years 2006, 2007 and 2008. There are waivers extending our New York City 2006, 2007 and 2008 tax years to December 2013.

Note 10.  Earnings Per Share (“EPS”)

Basic and diluted EPS were calculated using the following:

	Three Months Ended March 31,
(in thousands)	2013	2012
Net income (loss) attributable to Artio Global Investors – Basic	$(10,742)	$4,600
Net income attributable to non-controlling interests(a)	—	—
Income tax related to non-controlling interests(a)	—	—
Net income (loss) – Diluted	$(10,742)	$4,600

Weighted average shares for basic EPS	60,350	58,193
Dilutive potential shares from grants of RSUs(b)	—	282
Weighted average shares for diluted EPS	60,350	58,475

(a)
In April 2012, the Principals each exchanged their remaining 1.2 million New Class A Units for 1.2 million shares of Class A common stock and a corresponding number of shares of Class B common stock were canceled. The potential impact of the exchange of New Class A Units by the Principals, and cancelation of corresponding shares of Class B common stock, for Class A common stock of 1.2 million weighted average shares for the three months ended March 31, 2012, were antidilutive.

(b)	The potential impact of 0.9 million granted RSUs for the three months ended March 31, 2013, and 1.9 million granted RSUs for the three months ended March 31, 2012, was antidilutive.

Note 11.  Recently Issued Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) to ASC 210, Balance Sheet, effective for fiscal years beginning on or after January 1, 2013, which clarifies disclosure requirements for offsetting assets and liabilities. The ASU did not have a significant impact on our financial statements.

Note 12.  Acquisition by Aberdeen

On February 14, 2013, we announced that we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Aberdeen Asset Management PLC, a public limited company organized under the laws of the United Kingdom (“Aberdeen”), and Guardian Acquisition Corporation, a Delaware corporation and an indirect wholly owned subsidiary of Aberdeen (“Merger Subsidiary”), pursuant to which Aberdeen, subject to certain conditions, will acquire all of our outstanding Class A common stock for $2.75 in cash per share.

We currently expect to complete the proposed merger by the end of the second quarter of 2013, pending the approval of the merger by our shareholders. The merger is also subject to a number of additional conditions and regulatory approvals, including, but not limited to, the approval of a new advisory agreement by certain of our mutual fund shareholders. See Part I, Item 1A. Risk Factors, Risks Related to the Proposed Merger with Aberdeen: We face risks related to our proposed merger with Aberdeen in our 2012 Annual Report on Form 10-K for additional detail.

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

24 Artio Global Investors Inc. First Quarter 2013 Form 10-Q

ARTIO GLOBAL INVESTORS INC. AND SUBISIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Certain employees have deferred compensation agreements that terminate if the merger is not consummated.

Note 13.  Commitments and Contingencies

There are no claims against us that are considered probable or reasonably possible of having a material effect on our cash flows, results of operations or financial position.

Although we may not have an explicit obligation to do so, we have, at our discretion, reimbursed client accounts for certain operational losses incurred.

In February 2013, five shareholder class action complaints were filed against the Company's Board of Directors, the Company, Aberdeen and the Merger Subsidiary, challenging the proposed transaction. In April 2013, the parties in the class action complaints reached an agreement providing for settlement and the terms and conditions were set forth in a memorandum of understanding (“MOU”). See Part II. Other Information, Item 1. Legal Proceedings, for additional detail. Pursuant to the MOU, if the merger is completed, we will negotiate with the parties in the class action complaints for payment of their attorneys’ fees and expenses. We cannot estimate the potential amount of such fees and expenses.

Note 14. Subsequent Event

In April 2013, we closed our Emerging Markets Local Debt fund and our seed money investment in that fund was redeemed.

Artio Global Investors Inc. First Quarter 2013 Form 10-Q 25

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Introduction

Artio Global Investors Inc. (“Investors” or the “Company”) and subsidiaries (collectively, “we,” “us” or “our”) comprises Investors and its subsidiaries, including Artio Global Holdings LLC (“Holdings”), an intermediate holding company that owns Artio Global Management LLC (“Investment Adviser”), a registered investment adviser under the Investment Advisers Act of 1940, as amended; Artio Global Institutional Services LLC, which was deregistered as a limited-purpose broker-dealer in the first quarter of 2013; and certain investment vehicles we consolidate because we have a controlling financial interest in them (the “Consolidated Investment Products”). The Consolidated Investment Products have investors whose interests are reflected as Non-controlling interests in the Consolidated Investment Products in the consolidated financial statements. In February 2013, we entered into a merger agreement with Aberdeen Asset Management PLC (see the “Proposed Merger” section of this MD&A ). In this MD&A, we refer to certain contingencies related to the proposed merger that would be resolved upon completion of the merger.

Our MD&A is provided in addition to the accompanying consolidated financial statements and footnotes to assist readers in understanding our results of operations and liquidity and capital resources. The MD&A is organized as follows:

•	General Overview. Beginning on page 26, we provide a summary of our overall business, the proposed merger and our business environment.

•	Key Performance Indicators. Beginning on page 28, we discuss the operating and financial indicators that guide management’s review of our performance.

•
Assets Under Management.  Beginning on page 31, we provide a detailed discussion of our assets under management (“AuM”), which is the major driver of our operating revenues and key performance indicators.

•	Revenues and Other Operating Income. Beginning on page 34, we compare our revenue and other operating income to the corresponding period a year ago.

•	Operating Expenses. Beginning on page 35, we compare our operating expenses to the corresponding period a year ago.

•	Non-Operating Income (Loss). Beginning on page 36, we compare our non-operating income (loss) to the corresponding period a year ago.

•	Income Taxes. Beginning on page 36, we compare our effective tax rates to the corresponding period a year ago.

•
Liquidity and Capital Resources.  Beginning on page 37, we discuss our working capital as of March 31, 2013, and December 31, 2012, and cash flows for the first three months of 2013 and 2012. Also included is a discussion of the financial capacity available to fund our future activities.

•	New Accounting Standards. Beginning on page 39, we discuss new accounting pronouncements that may apply to us.

•
Cautionary Note Regarding Forward-Looking Statements.  Beginning on page 39, we describe the risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements set forth in this MD&A relating to our financial results, operations, business plans and prospects. Such forward-looking statements are based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances.

General Overview

Business

We are an asset management company that provides investment management services to institutional and mutual fund clients. We manage and advise proprietary (mutual) funds; commingled institutional investment vehicles; institutional separate accounts; sub-advisory accounts; and a hedge fund. While our operations and clients are primarily U.S.-based, a significant portion of our AuM is invested outside of the U.S. Our revenues are billed primarily in U.S. dollars and are calculated based on the U.S. dollar value of the investment assets we manage for clients. Our managed portfolios have exposures to currencies other than the U.S. dollar, which can affect our revenues. As of March 31, 2013, 30% of our AuM were exposed to currencies other

26 Artio Global Investors Inc. First Quarter 2013 Form 10-Q

than the U.S. dollar. Consequently, changes in foreign currency exchange rates will affect our revenues. Our expenses are billed and paid primarily in U.S. dollars and are therefore not significantly impacted by foreign currency exchange rates.

For select new product initiatives, we have invested in the related investment vehicles in order to provide critical mass. We refer to these investments as “seed money investments.” Income from seed money investments is included in non-operating income. This income is, by nature, variable. As of March 31, 2013, we have invested $41 million of capital in our seed money initiatives. In April 2013, one of our consolidated seed investments was closed and the investment was redeemed for $23.4 million.

Proposed Merger

On February 14, 2013, we announced that we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Aberdeen Asset Management PLC, a public limited company organized under the laws of the United Kingdom (“Aberdeen”), and Guardian Acquisition Corporation, a Delaware corporation and an indirect wholly owned subsidiary of Aberdeen (“Merger Subsidiary”), pursuant to which Aberdeen, subject to certain conditions, will acquire us for $2.75 in cash per share.

We currently expect to complete the proposed merger by the end of the second quarter of 2013, pending the approval of the merger by our shareholders. The merger is also subject to a number of additional conditions and regulatory approvals, including, but not limited to, the approval of a new advisory agreement by certain of our mutual fund shareholders.

Concurrently with the execution of the Merger Agreement, Richard Pell, our Chief Investment Officer (“Pell”), and Rudolph-Riad Younes, our Head of International Equity (“Younes,” together with Pell, the “Principals”) entered into an amended and restated tax receivable agreement with us and Aberdeen pursuant to which, effective at closing of the proposed merger, the Principals agreed to waive certain provisions relating to a change in control of the Company and Aberdeen agreed to modify certain provisions relating to payments that the Principals were entitled to under the original tax receivable agreement.

The proposed merger contains inherent risks, such as the possibility of disruption to our business, including increased costs, as well as diversion of management time and resources, making it more difficult to maintain business and operational relationships, including relationships with clients; inability to retain key personnel in advance of completion of proposed merger; and the risk that the proposed merger is not completed, it could lead to continued or increased client outflows, further declines in investor confidence, failure to retain key personnel, increased reduction in profitability due to costs incurred in connection with the proposed merger and increased potential for stockholder litigation. See Part I, Item 1A. Risk Factors, Risks Related to the Proposed Merger with Aberdeen: We face risks related to our proposed merger with Aberdeen in our 2012 Annual Report on Form 10-K for further considerations regarding the proposed merger.

In February 2013, five shareholder class action complaints were filed against the Company's Board of Directors, the Company, Aberdeen and the Merger Subsidiary, challenging the proposed transaction. In April 2013, the parties in the class action complaints reached an agreement providing for settlement and the terms and conditions were set forth in a memorandum of understanding. See Part II. Other Information, Item 1. Legal Proceedings, for additional detail.

Business Environment

With the announcement of the pending merger with Aberdeen, we saw significant net client cash outflows in the first quarter of 2013, especially from our International Equity strategies. By contrast, our fixed income strategies only experienced modest net client cash outflows, which was partially offset by market appreciation. By asset size, as of March 31, 2013, fixed income represented our largest product group. Given this proportional shift and their lower fee rates, asset growth within our fixed income strategies would result in a slower pace of revenue growth than would result if it came from growth in our equities strategies.

As of March 31, 2013, we have deferred tax assets, excluding the impact of the valuation allowance, totaling $171.8 million that resulted from a step-up in tax basis associated with the conversion of shares by certain shareholders. These tax benefits are shared with the converting shareholders under a tax receivable agreement. The amortization of the step-up for tax purposes occurs annually for approximately 15 years in amounts ranging from approximately $23 million to $52 million a year.

Our analysis of these benefits shows that while we are likely to utilize the amortization expense to generate tax benefits in 2013, in the years following, we may have difficulty recognizing such benefits. Any unused benefits will then be usable in our tax returns only on a carry-forward basis, for a period of 20 years. As of March 31, 2013, we have a valuation allowance of $180.5 million against these deferred tax assets and certain other deferred tax assets on the Statement of Financial Position.

Artio Global Investors Inc. First Quarter 2013 Form 10-Q 27

Changing and refining our business strategy is only possible with sufficient liquid resources. We had operating cash outflows during the quarter ended March 31, 2013, and as of March 31, 2013, had a cash balance, excluding cash held by our seed money investments, of $66.6 million. This provides us with funds for operating purposes. If our revenues continue to decline, we may not generate sufficient cash flow to cover operations in the future.

Key Performance Indicators

Our management reviews our performance on a monthly basis, focusing on the indicators described below.

	As of and for the Three Months Ended March 31,
(in millions, except basis points, percentages and per share amounts)	2013	2012
Operating indicators
AuM	$11,513	$26,645
Average AuM(a)	12,968	28,551
Net client cash flows	(3,146)	(5,995)
Market appreciation (depreciation)	327	2,281

Financial indicators
Investment management fees	15	43
Effective fee rate (basis points)(b)	48.0	60.3
Adjusted operating income (loss)(c)	(8)	11
Adjusted operating margin(d)	(52.7)%	24.5%
Adjusted EBITDA(c)	(5)	14
Adjusted EBITDA margin(d)	(28.9)%	31.0%
Adjusted compensation ratio(c)(e)	93.3%	45.3%
Adjusted net income (loss) attributable to Artio Global Investors(c)	(5)	6
Diluted earnings per share	$(0.18)	$0.08
Adjusted diluted earnings per share(f)	$(0.09)	$0.11

(a)	Average AuM for a period is computed on the beginning-of-first-month balance and all end-of-month balances within the period.

(b)	The effective fee rate is computed by dividing annualized investment management fees (normalized for the number of days in the period) by average AuM for the period.

(c)
See the “Adjusted Performance Measures” section of this MD&A for reconciliations of Employee compensation and benefits to Adjusted compensation; Operating income (loss) before income tax expense to Adjusted operating income (loss); Net income (loss) to Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”); and Net income (loss) attributable to Artio Global Investors to Adjusted net income (loss) attributable to Artio Global Investors.

(d)	Adjusted operating and Adjusted EBITDA margins are calculated by dividing Adjusted operating income and Adjusted EBITDA by Total revenues and other operating income.

(e)	Calculated as Adjusted compensation(c) divided by Total revenues and other operating income.

(f)
Adjusted diluted earnings per share is calculated by dividing Adjusted net income (loss) attributable to Artio Global Investors by Adjusted weighted average diluted shares (see the “Adjusted Performance Measures” section of this MD&A).

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

Net client cash flows represent purchases by new or existing clients, less redemptions. Our net client cash flows are driven by a number of factors, including the performance of our investment strategies relative to their respective benchmark and/or peers, absolute levels of performance, the competitiveness of our fee rates, the success of our marketing and client service efforts, clients’ appetite for risk and the general state of equity and fixed income markets. Net client cash outflows were $3.1 billion for the first quarter of 2013, mostly from our International Equity strategies. In our view, this primarily reflects underperformance in our International Equity strategies during 2009 through 2012 and the pending acquisition by Aberdeen.

28 Artio Global Investors Inc. First Quarter 2013 Form 10-Q

Financial Indicators

Management reviews certain financial ratios to monitor progress with internal forecasts and our business drivers, and compare our firm with others in the asset management industry. The effective fee rate represents the amount of investment management fees we earn divided by the average dollar value of AuM we manage. This information can be used as an indicator of the contribution of our products to revenues. Adjusted operating and Adjusted EBITDA margins are important indicators of our profitability and the efficiency of our business model. (See the “Adjusted Performance Measures” section of this MD&A for a discussion of financial indicators not prepared in conformity with GAAP). Other ratios shown in the table on page 28 allow us to review expenses in comparison with our revenues.

Investment management fees are earned from managing clients’ assets and therefore fluctuate with the total value of AuM, the composition of AuM among our investment vehicles and investment strategies, and changes in the investment management fee rates on our products. Fees from our International Equity strategies are our primary revenue source and as a percentage of Investment management fees were approximately 42% in the first quarter of 2013 and 74% in the first quarter of 2012. The decrease in revenue percentage from our International Equity strategies primarily reflects net client cash outflows in 2012.

Our effective fee rate for the first quarter of 2013 was 48.0 basis points and has declined in recent years due primarily to a greater proportion of our AuM being in fixed income strategies, which typically have lower average fee rates than our equity strategies.

Our Adjusted operating and Adjusted EBITDA margins in the first quarter of 2013 declined significantly, as revenues declined faster than expenses. We expect our margins to continue to be under pressure, as our AuM at the end of 2012 was less than half its level at the end of 2011.

Adjusted Performance Measures

Certain of our financial indicators are adjusted versions of balances in our consolidated financial statements and are not prepared in conformity with GAAP. We believe these adjusted financial indicators are meaningful as they are more representative of our ongoing expense base than their GAAP counterparts. We exclude expenses incurred associated with the acquisition by Aberdeen, amortization expense associated with equity awards granted to employees at the time of our IPO in 2009 (since it was awarded as a consequence of our IPO and not in the ordinary course of business), severance and other costs associated with the organizational changes put in place during 2012, a valuation allowance on a deferred tax asset (since the deferred tax asset arose primarily out of an exchange transaction rather than from our operations) and the accelerated amortization of debt expense associated with the termination of our revolving credit facility in the first quarter of 2012.

We also present Adjusted net income (loss) attributable to Artio Global Investors per diluted share, which assumes the full exchange of our Principals’ non-controlling interests for Class A common stock at the beginning 2012. (This adjustment does not conform with GAAP, for those periods in which the shares are antidilutive. In 2012, the adjustment has the effect of increasing earnings per share.) As there are no longer any non-controlling interests in Holdings, this adjustment will not be made in future periods.

These adjustments are reflected in Adjusted operating income (loss), Adjusted operating margin, Adjusted compensation ratio, Adjusted net income (loss) attributable to Artio Global Investors, Adjusted EBITDA, Adjusted EBITDA margin and Adjusted diluted earnings per share. Adjusted EBITDA and Adjusted EBITDA margin also exclude non-operating income. We have adjusted Income taxes to reflect the appropriate effective tax rate for each period after taking into consideration these non-GAAP adjustments.

Artio Global Investors Inc. First Quarter 2013 Form 10-Q 29

The following table reconciles Employee compensation and benefits to Adjusted compensation, Operating income before income tax expense to Adjusted operating income, Net income to Adjusted EBITDA, and Net income attributable to Artio Global Investors to Adjusted net income attributable to Artio Global Investors.

	Three Months Ended March 31,
(in thousands)	2013	2012
Employee compensation and benefits	$14,551	$22,334
Less compensation adjustments:
Staff reduction costs	—	213
Amortization expense of IPO-related restricted stock unit grants (“RSUs”)	—	2,209
Total compensation adjustments	—	2,422
Adjusted compensation	$14,551	$19,912

Operating income (loss) before income tax expense	$(11,614)	$8,234
Add: total compensation adjustments	—	2,422
Add: write-off of unamortized debt issuance costs	—	122
Add: expenses associated with acquisition by Aberdeen	3,396	—
Adjusted operating income (loss)	$(8,218)	$10,778

Net income (loss)	$(10,203)	$5,468
Less: interest income	(681)	(934)
Add: interest expense	—	435
Add: income taxes	270	5,322
Add: depreciation and amortization	3,712	5,066
EBITDA	(6,902)	15,357
Add: other non-operating income(a)	(1,000)	(2,057)
Add: staff reduction costs, excluding amortization	—	213
Add: expenses associated with acquisition by Aberdeen	3,396	—
Add: write-off of unamortized debt issuance costs	—	122
Adjusted EBITDA	$(4,506)	$13,635

Net income (loss) attributable to Artio Global Investors	$(10,742)	$4,600
Add: total compensation adjustments	—	2,422
Add: non-controlling interests in Holdings	—	190
Add: expenses associated with acquisition by Aberdeen	3,396	—
Add: reduction in liability under tax receivable agreement	(5)	—
Tax impact of adjustments - valuation allowance	2,185	—
Add: write-off of unamortized debt issuance costs	—	122
Add: non-operating income related to unamortized debt issuance costs	—	71
Tax impact of adjustments - other	—	(944)
Adjusted net income (loss) attributable to Artio Global Investors	$(5,166)	$6,461

Weighted average diluted shares	60,350	58,475
Adjusted weighted average diluted shares(b)	60,350	59,675

(a)	Other non-operating (income) loss primarily represents gains and losses on investments of the Consolidated Investment Products.

(b)
Adjusted weighted average diluted shares for the period prior to the Principal’s exchanges in April 2012 assumes the Principals have fully exchanged all of their New Class A Units for Class A common stock. The additional shares are antidilutive in accordance with GAAP. Adjusted weighted average diluted shares for 2012, include the dilutive impact of the unvested RSUs which are anti-dilutive under GAAP.

30 Artio Global Investors Inc. First Quarter 2013 Form 10-Q

Assets under Management (“AuM”)

Our AuM is the most important driver of our financial performance. Changes to our AuM, the distribution of our AuM among our investment products and investment strategies, and the effective fee rates on our products, all affect our operating results from one year to another.

The amount and composition of our AuM are influenced by a variety of factors including, among other things:

•	investment performance, including our investment decisions and fluctuations in both the financial markets and foreign currency exchange rates;

•	client cash flows into and out of our investment products;

•	the mix of AuM among our various strategies; and

•	our introduction or closure of investment strategies and products.

During the first three months of 2013, we managed assets across 6 different strategies, within five asset classes, including:

•	High Grade Fixed Income;

•	High Yield;

•	Emerging Markets Local Debt;

•	International Equity; and

•	Global Equity.

In 2012, we made the decision to discontinue our four U.S. Equity strategies. The AuM of these strategies was $219.7 million as of March 31, 2012. On April 18, 2013, we closed our Emerging Markets Local Debt fund. We were the primary investor in our Emerging Markets Local Debt fund as a seed money investor.

The following table sets forth a summary of our AuM by investment vehicle type as of March 31, 2013, and December 31, 2012:

	As of March 31,		As a % of AuM as of March 31,
(in millions, except percentages)	2013	2012	2013	2012
Proprietary funds(a)
A shares	$2,123	$3,922
I shares(b)	4,117	8,940
Total	6,240	12,862	54.2%	48.3%
Institutional commingled funds	1,060	4,346	9.2	16.3
Separate accounts	3,478	7,858	30.2	29.5
Sub-advisory accounts	735	1,579	6.4	5.9
Ending AuM	$11,513	$26,645	100.0%	100.0%

(a)
Proprietary funds include both SEC-registered funds and private offshore funds. SEC-registered mutual funds within our proprietary funds are: Artio International Equity Fund; Artio International Equity Fund II; Artio Total Return Bond Fund; Artio Global High Income Fund; Artio Select Opportunities Fund Inc.; Artio Local Debt Fund and four U.S. Equity funds which were liquidated in 2012.

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

Artio Global Investors Inc. First Quarter 2013 Form 10-Q 31

The following table sets forth the changes in AuM by investment vehicle type.

	For the Three Months Ended March 31,		% Change
(in millions, except percentages)	2013	2012
Proprietary Funds:
Beginning AuM	$7,202	$13,366	(46)%
Gross client cash inflows	533	1,235	(57)
Gross client cash outflows	(1,666)	(2,712)	39
Net client cash flows	(1,133)	(1,477)	23
Transfers between investment vehicles	—	52	(100)
Total client cash flows	(1,133)	(1,425)	20
Market appreciation (depreciation)	171	921	(81)
Ending AuM	$6,240	$12,862	(51)
Institutional Commingled Funds:
Beginning AuM	$1,793	$4,912	(63)
Gross client cash inflows	1	32	(97)
Gross client cash outflows	(796)	(1,107)	28
Net client cash flows	(795)	(1,075)	26
Transfers between investment vehicles	(4)	13	(131)
Total client cash flows	(799)	(1,062)	25
Market appreciation (depreciation)	66	496	(87)
Ending AuM	$1,060	$4,346	(76)
Separate Accounts:
Beginning AuM	$4,496	$9,799	(54)
Gross client cash inflows	78	101	(23)
Gross client cash outflows	(1,184)	(2,694)	56
Net client cash flows	(1,106)	(2,593)	57
Transfers between investment vehicles	4	(65)	106
Total client cash flows	(1,102)	(2,658)	59
Market appreciation (depreciation)	84	717	(88)
Ending AuM	$3,478	$7,858	(56)
Sub-advisory Accounts:
Beginning AuM	$841	$2,282	(63)
Gross client cash inflows	80	39	105
Gross client cash outflows	(192)	(889)	78
Net client cash flows	(112)	(850)	87
Transfers between investment vehicles	—	—	—
Total client cash flows	(112)	(850)	87
Market appreciation (depreciation)	6	147	(96)
Ending AuM	$735	$1,579	(53)
Total AuM:
Beginning AuM	$14,332	$30,359	(53)
Gross client cash inflows	692	1,407	(51)
Gross client cash outflows	(3,838)	(7,402)	48
Net client cash flows	(3,146)	(5,995)	48
Transfers between investment vehicles	—	—	—
Total client cash flows	(3,146)	(5,995)	48
Market appreciation (depreciation)	327	2,281	(86)
Ending AuM	$11,513	$26,645	(57)

32 Artio Global Investors Inc. First Quarter 2013 Form 10-Q

The gross performance of our Artio Total Return Bond Strategy outperformed the (0.1)% return of the Barclays Capital US Aggregate Bond Index by 0.4% for the first three months of 2013. Over the course of the quarter, returns benefited from several factors including asset allocation, such as commercial mortgage-backed securities. In addition, an underweight stance to agency mortgage-backed securities, overall security selection and exposure to select foreign government bonds, specifically Mexican and Canadian, were positive contributors.

An underweight of Europe coupled with a hedge of all European currencies was a major cause of the Artio High Yield Strategy's gross performance outperforming the BofA Merrill Lynch Global High Yield Constrained Index of 1.9% by 1.7%. We believe that the Lipper rankings are more relevant from a marketing and performance perspective. The Global High Income Fund ranked in the 1st quartile of its Lipper universe over the three-month period and in the top decile since inception, as of March 31, 2013.

The MSCI All Country World ex-USA Index (the “IE Index”) increased 3.2% for the three months ended March 31, 2013 and the gross performance of our International Equity I strategy outperformed the IE Index by 1.5% and our International Equity II strategy outperformed the IE Index by 1.7%. For the the three months ended March 31, 2013, on a geographic basis, exposure to emerging markets had a positive impact. Positioning in developed markets also proved beneficial, partially offset by stock selection developed markets. During the three months ended March 31, 2012, the gross performance of our International Equity I strategy outperformed the IE Index by 0.7% and our International Equity II strategy outperformed the IE Index by 0.3%.

Net client cash outflows across all investment vehicles decreased $2.8 billion during the three months ended March 31, 2013, compared to the the corresponding period in 2012, mainly as a result of:

•	a $2.1 billion decrease in our International Equity II strategy’s net client cash outflows; and

•	a $1.9 billion decrease in our International Equity I strategy’s net client cash outflows,

partially offset by:

•
a $0.9 billion decrease in our High Yield strategy’s net client cash flows, as the first quarter of 2013 had net client cash outflows compared to net client cash inflows in the corresponding period in 2012; and

•
a $0.4 billion decrease in our High Grade Fixed Income strategies’ net client cash flows, as the first quarter of 2013 had net client cash outflows compared to net client cash inflows in the corresponding period in 2012.

Proprietary Funds

Net client cash outflows related to proprietary funds decreased $0.3 billion during the three months ended March 31, 2013, compared to the the corresponding period in 2012, mainly as a result of:

•	a $0.6 billion decrease in our International Equity II Fund’s net client cash outflows; and

•	a $0.6 billion decrease in our International Equity I Fund’s net client cash outflows,

partially offset by:

•
a $0.8 billion decrease in our Global High Income Fund’s net client cash flows, as the the first quarter of 2013 had net client cash outflows compared to net client cash inflows in the corresponding period in 2012; and

•	a $0.1 billion decrease in our Total Return Bond Fund’s net client cash flows, as the first quarter of 2013 had net client

•	cash outflows compared to net client cash inflows in the corresponding period in 2012.

Institutional Commingled Funds

Net client cash outflows related to institutional commingled funds decreased $0.3 billion during three months ended March 31, 2013, compared to the corresponding period in 2012, mainly as a result of:

•	a $0.3 billion decrease in our International Equity II strategy’s net client cash outflows; and

•	a $0.1 billion decrease in our International Equity I strategy’s net client cash outflows,

partially offset by:

•
a $0.1 billion decrease in our High Grade Fixed Income strategy’s net client cash flows, as the first quarter of 2013 had net client cash outflows compared to net client cash inflows in the corresponding period in 2012; and

Artio Global Investors Inc. First Quarter 2013 Form 10-Q 33

•	a $0.1 billion increase in our Global High Income strategy’s net client cash outflows.

Separate Accounts

Net client cash outflows related to separate accounts decreased $1.5 billion during three months ended March 31, 2013, compared to the corresponding period in 2012, mainly as a result of:

•	a $1.2 billion decrease in our International Equity I strategy’s net client cash outflows; and

•	a $0.3 billion decrease in our International Equity II strategy’s net client cash outflows.

Sub-Advisory Accounts

Net client cash outflows related to sub-advised accounts decreased $0.7 billion during three months ended March 31, 2013, compared to the corresponding period in 2012, mainly as a result of:

•	a $0.9 billion decrease in our International Equity II strategy’s net client cash outflows,

partially offset by:

•	a $0.1 billion increase in our low margin short-term U.S. dollar fixed income product’s net client cash outflows.

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

The following table sets forth average AuM, the effective fee rate and Total revenues and other operating income for three months ended March 31, 2013 and 2012.

(in thousands, except for Average AuM, effective fee rate and percentages)	Three Months Ended March 31,
	2013	2012	% Change
Average AuM (in millions)	$12,968	$28,551	(55)%
Effective fee rate (basis points)	48.0	60.3	(12.3)	bp

Investment management fees	$15,336	$42,771	(64)%
Net gains (losses) on securities held for deferred compensation	299	1,160	(74)
Foreign currency gains (losses)	(39)	(1)	*
Total revenues and other operating income	$15,596	$43,930	(64)

* Calculation not meaningful.

Total revenues and other operating income decreased by $28.3 million for the first quarter of 2013 compared to the corresponding period in 2012 due primarily a 55% decline in average AuM and a lower effective fee rate.

Average AuM for the three months ended March 31, 2013, is 41% lower than average AuM for full year 2012, which can be expected to negatively effect revenues for 2013 compared to full year 2012 and the effective fee rate for the three months ended March 31, 2013, is 8.4 basis points lower than it was for full year 2012.

34 Artio Global Investors Inc. First Quarter 2013 Form 10-Q

Operating Expenses

	Three Months Ended March 31,
(in thousands, except percentages)	2013	2012	% Change
Employee compensation and benefits	$14,551	$22,334	(35)%
Shareholder servicing and marketing	1,941	3,624	(46)
General and administrative	10,718	9,738	10
Total operating expenses	$27,210	$35,696	(24)

Operating expenses decreased by $8.5 million for the three months ended March 31, 2013, compared to the corresponding period in 2012, mainly due to lower incentive compensation and salaries and lower shareholder servicing costs, which are related to the daily average market value of proprietary fund AuM, partially offset by legal fees in 2013 related to the acquisition by Aberdeen.

Employee Compensation and Benefits

In 2012, we implemented organizational changes, including staff reductions, which reduced our headcount by approximately 27% in 2012.

Employee compensation and benefits decreased $7.8 million for the three months ended March 31, 2013, compared to the corresponding period in 2012, due primarily to lower incentive compensation and salaries due to a lower headcount, and the elimination of amortization expense related to RSUs awarded at the time of our initial public offering.

Shareholder Servicing and Marketing

Shareholder servicing and marketing expenses decreased $1.7 million for the three months ended March 31, 2013, compared to the corresponding period in 2012, due primarily to a decline in platform charges associated with lower average AuM, lower custody fees and lower marketing expenses. Shareholder servicing expenses are driven by the average daily market value of proprietary fund AuM.

General and Administrative

General and administrative expenses increased $1.0 million for three months ended March 31, 2013, compared to the corresponding period in 2012, due primarily to legal fees in 2013 related to the acquisition by Aberdeen, partially offset by lower expenses across most categories.

Artio Global Investors Inc. First Quarter 2013 Form 10-Q 35

Non-operating Income (Loss)

Non-operating income (loss) primarily results from income related to seed money investments (including the results from the Consolidated Investment Products), interest expense incurred on borrowings under our term credit facility and the reduction in liability under a tax receivable agreement. The following table sets forth Non-operating income (loss):

	Three Months Ended March 31,
(in thousands, except percentages)	2013	2012	% Change
The Consolidated Investment Products and other seed money investments:
Interest income	$501	$934	(46)%
Net gains (losses)	1,139	2,081	(45)
Expenses	(141)	(13)	*
Total(a)	1,499	3,002	(50)
Interest income (expense), net	180	(435)	(141)
Reduction in liability under tax receivable agreement	5	—	*
Other income (expense)	(3)	(11)	(73)
Total non-operating income (loss)	$1,681	$2,556	(34)

* Calculation is not meaningful.

(a)
Includes aggregate non-operating income of $0.5 million for the three months ended March 31, 2013, and $0.7 million for the three months ended March 31, 2012, related to non-controlling interests in the Consolidated Investment Products.

Non-operating income for the three months ended March 31, 2013, decreased $0.9 million compared to the corresponding period in 2012, due primarily to lower income from the Consolidated Investment Products and other seed money investments, partially offset by no interest expense in 2013 compared to interest expense resulting from principal repayment of our debt in 2012.

Income Taxes

Investors is organized as a Delaware corporation, and therefore is subject to U.S. Federal, state and local income taxes. As a member of Holdings, Investors incurs U.S. Federal, state and local income taxes on its allocable share of income of Holdings, including Holdings’ subsidiaries.

Our effective tax rates were (3)% for the first quarter of 2013, and 49% for the corresponding period in 2012. In 2013, a valuation allowance adjustment against our deferred tax asset increased our effective tax rate by 22% and non-deductible project costs related to the pending acquisition by Aberdeen increased our effect tax rate by 14%. A write-off of the deferred tax asset associated with the vesting of RSUs at a price lower than their grant-date price increased our effective tax rate by 16% for the first quarter of 2013 and 10% for the first quarter of 2012.

36 Artio Global Investors Inc. First Quarter 2013 Form 10-Q

Liquidity and Capital Resources

Working Capital

Below is a table showing our working capital, excluding the Consolidated Investment Products.

	As of March 31, 2013	As of December 31, 2012
(in thousands, except percentages)			% Change
Cash	$66,641	$90,854	(27)%
Investments, fair value – Artio Global funds held for deferred compensation	10,186	10,149	—
Fees receivable and accrued fees, net of allowance for doubtful accounts	9,322	12,158	(23)
Income tax receivable	15,268	9,896	54
	101,417	123,057	(18)
Less:
Accrued compensation and benefits	(11,123)	(27,637)	(60)
Accounts payable and accrued expenses	(7,066)	(5,167)	37
Accrued income taxes payable	(1,443)	(2,232)	(35)
Working capital	$81,785	$88,021	(7)

In the first quarter of 2013, we paid 2012 cash bonuses, which were accrued in 2012 and paid $4.5 million to our Principals under the tax receivable agreement. Our liquidity is a function of both our working capital, reflected above, and our ability to generate positive operating cash flows. Our operating cash flows have come under pressure from declining AuM and revenues. During the first quarter of 2013, net cash used by operating activities was $20.9 million, driven primarily by declining income and the payment of bonuses in the first quarter of the year.

Our commingled funds have seen significant net client cash outflows. These funds carry receivables for tax reclaims, which are recoverable over periods of time that extend beyond one year. If the commingled funds were to be liquidated, we might provide the liquidity to the funds for all or a portion of these receivables, which could range from $13 million to $15 million.

As a result of declining revenues, cash used by operating activities has exceeded cash provided by operating activities, and is likely to continue to do so. However, we believe that our working capital is sufficient to meet our current obligations. As a result of liabilities arising from the completion of the acquisition by Aberdeen, there will be significant cash outflow requirements.

In December 2010, our Board of Directors authorized a share repurchase program of up to 3.0 million shares of our common stock, which expires on December 31, 2013. As of March 31, 2013, we may purchase up to an aggregate of 2,226,061 shares of our Class A common stock through December 31, 2013. Pursuant to the terms of the Merger Agreement (see Notes to Consolidated Financial Statements, Note 12. Acquisition by Aberdeen), Investors may not repurchase its Class A common stock without consent from Aberdeen, except in connection with the terms of share-based payments.

Debt

Certain Consolidated Investment Products employ leverage to finance their investments. The leverage primarily takes the form of a total return swap on selected assets. Interest under the total return swap includes an implicit interest rate based on LIBOR plus a range of 115 to 125 basis points with a maximum portfolio book value of $100.0 million, and minimum portfolio book values ranging from $35.0 million to $75.0 million, based on the number of days since the inception of the total return swap. As of March 31, 2013, interest was computed on the greater of the actual reference portfolio book value of $38.2 million or the then applicable minimum portfolio book value of $75.0 million under the total return swap agreement. The designated maturity of the total return swap is monthly and has a scheduled ramp-down after 18 months, which occurs in July 2013. The borrowing arrangement is currently collateralized by investments held in an reference portfolio. The counterparty to the swap is not obligated to offset portfolio risk by retaining or purchasing the underlying loans in the reference portfolio. Accordingly, our pricing procedures consider the effect of counterparty risk when assigning fair values to our investments.

Artio Global Investors Inc. First Quarter 2013 Form 10-Q 37

Cash Flows

The following table sets forth our cash flows for the first three months of 2013 and 2012.

	Three Months Ended March 31,
(in thousands, except percentages)	2013	2012	% Change
Cash flow data:
Net cash used in operating activities	$(20,879)	$(19,817)	(5)%
Net cash provided by (used in) investing activities	169	380	(56)
Net cash used in financing activities	(2,428)	(41,095)	94
Effect of exchange rate changes on cash	(39)	(1)	*
Net decrease in cash	$(23,177)	$(60,533)	62

* Calculation is not meaningful.

Net cash used by operating activities increased $1.1 million for the three months ended March 31, 2013, compared to the corresponding period in 2012, primarily reflecting a decrease in our AuM, which is the primary driver of income, and proceeds from debt of the Consolidated Investment Products in 2012 compared to none in 2013, partially offset by lower cash bonuses paid in 2013 compared to 2012 and lower investment purchases by the Consolidated Investment Products. Since we pay bonuses in the first quarter of the year, it is typically the period of our highest use of cash.

Net cash provided by investing activities decreased $0.2 million for the three months ended March 31, 2013, compared to the corresponding period in 2012, primarily reflecting a decrease in purchases of fixed assets.

Net cash used in financing activities decreased $38.7 million for the three months ended March 31, 2013, compared to the corresponding period in 2012, primarily reflecting payments in 2012 for a $37.5 million repayment of the borrowings under a term credit facility and $3.5 million in dividends, partially offset by repayments in 2013 of borrowings under the total return swap and distributions paid in 2013 to non-controlling interests of the Consolidated Investment Products.

Deferred Taxes

The majority of our deferred tax asset (“DTA”) of $190.3 million as of March 31, 2013, is a result of the step-up in tax basis relating to the exchanges by the Principals in 2009, 2010 and 2012 of New Class A Units for Investors’ Class A common stock. The amortization of the step-up for tax purposes occurs annually for approximately 15 years, in amounts ranging from approximately $23 million to $52 million a year.

Recovery of the DTA depends on our ability to generate sufficient taxable income. Amounts not used in the year generated may be available through carryback or carryforward to other taxable years. Deferred taxes, net of valuation allowance on the consolidated statement of financial position, includes a valuation allowance of $180.5 million due to our assessment that a portion of the DTA is no longer ‘more likely than not’ of being realized.

Our net DTA includes $3.0 million related to amortization of RSUs awarded at the time of our initial public offering that vest after March 31, 2013. Deferred tax benefits on amortization of RSU awards are recorded based on the grant-date fair value of the awards ($26.25 per share). The actual tax benefit upon vesting is based on our stock price on the date the awards vest. If the stock price on vesting date is less than the grant-date fair value, the excess deferred tax benefit on the awards will be charged to Income taxes in the Consolidated Statement of Operations.

If the RSU awards vest at the proposed merger offering price of $2.75 per share, we would recognize only $0.4 million of net DTA related to the amortization of RSUs awarded at the time of our initial public offering, which was $3.0 million as of March 31, 2013.

Off-Balance Sheet Arrangements

The Consolidated Investment Products held credit default swaps, a total return swap, interest rate swaps, foreign exchange contracts and options as of March 31, 2013. As of March 31, 2013, the aggregate notional/nominal amount of off-balance sheet arrangements outstanding was $86.4 million. (See Notes to Consolidated Financial Statements, Note 6. Derivative Contracts for additional information.)

38 Artio Global Investors Inc. First Quarter 2013 Form 10-Q

New Accounting Standards

In January 2013, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) to ASC 210, Balance Sheet, effective for fiscal years beginning on or after January 1, 2013, which clarifies disclosure requirements for offsetting assets and liabilities. The ASU did not have a significant impact on our financial statements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Quarterly Report on Form 10-Q that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions, may include projections of our future financial performance and the proposed merger, our anticipated growth strategies, descriptions of new business initiatives, investor behavior, our free cash flow and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. We are under no duty to update any of these forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to actual results or revised expectations.

Our 2012 Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 4, 2013, (“Form 10-K”), pursuant to the provisions of the Securities Act of 1934, listed various important factors that could cause actual results to differ materially from projected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You can find them in our Form 10-K under the heading “Risk Factors.” We incorporate that section of the Form 10-K in this filing and readers of this Quarterly Report on Form 10-Q should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

Our AuM was $11.5 billion as of March 31, 2013. Assuming a 10% increase or decrease in the value of the AuM and the change being proportionally distributed over all our products, the fair value would increase or decrease by $1.2 billion, which would cause an annualized increase or decrease in Total revenues and other operating income of approximately $5.5 million at our current effective fee rate.

As of March 31, 2013, $1.2 billion of our AuM, representing approximately 10% of our total AuM, were invested in financial instruments domiciled in the euro zone.

We have not adopted a corporate-level risk management policy regarding the hedging of client assets, nor have we historically attempted to hedge revenue risks that would arise from fluctuations in the fair value of these assets.

Artio Global Investors Inc. First Quarter 2013 Form 10-Q 39

Investments

We are subject to market risk from a decline in the price of investments that we own to fund future deferred compensation liabilities, as well as from changes in the price of investments held by our seed money investments. As of March 31, 2013, the securities we own to fund future deferred compensation liabilities consisted of Artio Global Funds. Management regularly monitors the value of these investments; however, we have not adopted a specific risk management policy to manage the associated market risk. Gains or losses on investments that we own to manage future deferred compensation liabilities tend to mirror the related adjustments to compensation expense over the entire service period of the deferred compensation, but will not necessarily do so in any single fiscal period. Assuming a 10% increase or decrease in the values of these investments, the fair value would increase or decrease by $1.0 million as of March 31, 2013.

As of March 31, 2013, the securities owned by the Consolidated Investment Products, net of investments sold, not yet purchased, consisted primarily of equity securities, corporate bonds and term loans. The fair value of these investments was $47.7 million as of March 31, 2013. Assuming a 10% increase or decrease in the values of these investments, the fair value would increase or decrease by $4.8 million as of March 31, 2013, of which a pro rata portion would be allocable to non-controlling interests.

As of March 31, 2013, $1.3 million of our seed money investments, representing less than 1% of our total assets, were invested in financial instruments domiciled in the euro zone.

Exchange Rate Risk

A significant portion of the funds and accounts that we advise, or sub-advise, hold investments that are exposed to currencies other than the U.S. dollar. These client portfolios may hold currency forwards or other derivative instruments. The fair value of these investments and instruments are affected by movements in the rate of exchange between the U.S. dollar and the underlying foreign currency. Such movements in exchange rates affect the fair value of assets held in accounts we manage, thereby affecting the amount of revenue we earn. The fair value of the assets we manage was $11.5 billion as of March 31, 2013. In general, the U.S. dollar fair value of AuM will decrease with an increase in the value of the U.S. dollar, or increase with a decrease in the value of the U.S. dollar, however, this is not invariant. Further, although our Revenues, which are billed in U.S. dollars, will generally change as our AuM changes, the relationship may not be exact. Our exposure to foreign currencies may change significantly on a daily basis, therefore, our average daily foreign currency exposure may be significantly different than at period end. A 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of the AuM by $0.3 billion, which would cause an annualized increase or decrease in Total revenues and other operating income of $1.7 million. As of March 31, 2013, approximately 30% of our AuM had exposure to currencies other than the U.S. dollar.

The composition of the currency exposure within our AuM approximates:

As of March 31, 2013
Euro	10%
British pound	3
Japanese yen	3
Canadian dollar	3
Mexican peso	2
Other (representing approximately 35 currencies)	9
30%

60% of the investments owned by the Consolidated Investment Products held as of March 31, 2013, were denominated in U.S. dollars. The investments held pursuant to the deferred compensation plan include Artio Global Funds, whose underlying assets are primarily non-dollar denominated. The effect of a 10% change in exchange rates on such securities would not have a material effect on the financial statements.

40 Artio Global Investors Inc. First Quarter 2013 Form 10-Q

The composition of the non-U.S. dollar currency exposure from the Consolidated Investment Products approximates:

As of March 31, 2013
Mexican peso	6%
Brazilian real	5
Turkish lira	4
Russian ruble	4
Malaysian ringgit	4
South African rand	3
Other (representing approximately 10 currencies)	14
40%

Interest Rate Risk

The Consolidated Investment Products and certain of the accounts we advise or sub-advise own fixed income securities. Assuming a 100 basis point increase or decrease in interest rates, we estimate that the value of the fixed income securities we manage or sub-advise would change by approximately $398.3 million.

Artio Global Investors Inc. First Quarter 2013 Form 10-Q 41

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Beginning on or about February 21, 2013, five putative shareholder class action complaints (the “Class Action Complaints”) were filed against the Company's Board of Directors, the Company, Aberdeen Asset Management PLC (“Aberdeen”), a public limited company organized under the laws of the United Kingdom, and Guardian Acquisition Corporation (“Merger Subsidiary”), a Delaware corporation, challenging the proposed transaction. Three of the Class Action Complaints were filed in the Delaware Court of Chancery (the “Delaware Actions”): Velvart v. Artio Global Investors, Inc., et al., Case No. 8347-VCL, Waldner v. Artio Global Investors Inc., et al., No. 8376 and Hunt v. Williams, et al., No. 8389. Two of the Class Action Complaints were filed in the Supreme Court of New York, New York County (the “New York Actions”): Fernicola v. Artio Global Investors Inc., et al., No. 650625/2013 and Dart Seasonal Products Retirement Plan v. Robert Jackson, et al., No. 650713/2013.

The Class Action Complaints generally allege, among other things, that the Company’s Board of Directors breached their fiduciary duties to the public shareholders of the Company by approving the proposed transaction and by failing to take steps to maximize the value of the Company, and that the Company, Aberdeen, and Merger Subsidiary aided and abetted such breaches. On March 25, 2013, the plaintiffs in the Fernicola litigation filed an Amended Class Action Complaint, which, in addition to reiterating the allegations generally made in the Class Action Complaints, also alleges that the Board of Directors breached their fiduciary duties owed to the Company's public shareholders by authorizing the filing of a preliminary proxy statement that, in the plaintiffs’ view, omitted certain material information.

On March 26, 2013, the plaintiffs in the Delaware Actions filed notices and proposed orders of voluntary dismissal seeking to dismiss the Delaware Actions.  On April 3, 2013, the parties to the New York Actions, along with plaintiffs in the previously filed Delaware Actions, filed a stipulation and proposed order for the intervention of additional plaintiffs and their counsel in the New York Actions.

On April 10, 2013, the parties to the New York Actions (including the plaintiffs in the previously filed Delaware Actions) reached an agreement in principle providing for the settlement of the New York Actions on the terms and conditions set forth in a memorandum of understanding (the “MOU”).  Pursuant to the MOU, the Company included certain supplemental disclosures in its definitive proxy statement filed April 11, 2013, in exchange for dismissal of the New York Actions on the merits and a customary release of defendants. The proposed settlement is conditioned on, among other things, consummation of the proposed transaction, completion of certain confirmatory discovery, class certification, and final approval by the Supreme Court of New York, New York County following notice to the Company's shareholders. The proposed settlement does not affect the form or amount of consideration to be paid in the Merger. (All references to “Merger” refer to the merger of Merger Subsidiary with and into Artio Global with Artio Global surviving as an indirect wholly owned subsidiary of Aberdeen.)

The Company notes that the ultimate outcome of the litigation is uncertain and unknown, and that any relief delaying or enjoining the proposed transaction could have adverse consequences to the Company.

Item 1A.  Risk Factors

Our 2012 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 4, 2013 (“Form10-K”), contains a section entitled “Risk Factors.” We incorporate that section of the Form 10-K in this filing and readers should refer to it.

42 Artio Global Investors Inc. First Quarter 2013 Form 10-Q

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Investors’ share repurchase activity for each of the three months in the period ended March 31, 2013, was as follows:

Period	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Approximate Shares that May Yet be Purchased Under the Plans or Programs(a)
January 1, 2013 through January 31, 2013	—	$—	—	2,226,061
February 1, 2013 through February 28, 2013	—	—	—	2,226,061
March 1, 2013 through March 31, 2013	—	—	—	2,226,061
For the quarter ended March 31, 2013	—	—	—	2,226,061

(a)
In December 2010, our Board of Directors authorized a share repurchase program of up to 3.0 million shares of our Class A common stock, which expires on December 31, 2013. Pursuant to the terms of the merger agreement with Aberdeen Asset Management PLC (“Aberdeen”), Investors may not repurchase its Class A common stock without Aberdeen’s consent, except in connection with the terms of share-based payments.

Artio Global Investors Inc. First Quarter 2013 Form 10-Q 43

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

1)	Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

2)	Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

3)	Exhibit 32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

4)	Exhibit 32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

5)	Exhibit 101:

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema

	101.CAL	XBRL Taxonomy Calculation Linkbase

	101.LAB	XBRL Taxonomy Label Linkbase

	101.PRE	XBRL Taxonomy Presentation Linkbase

	101.DEF	XBRL Taxonomy Definition Document

44 Artio Global Investors Inc. First Quarter 2013 Form 10-Q

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on May 6, 2013.

Artio Global Investors Inc.
By:	/s/ Francis Harte
	Name:	Francis Harte
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Artio Global Investors Inc. First Quarter 2013 Form 10-Q 45